Form 10-Q
period 2022-09-30
Zymeworks Inc.
filed 2022-11-08
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
Commission file number: 001-41535
______________________________________
ZYMEWORKS INC.
(Exact name of registrant as specified in its charter)
______________________________________

Delaware	88-3099146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
108 Patriot Drive, Suite A
Middletown, Delaware 19709
(Address of principal executive offices, including zip code)
(302) 274-8744
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share Preferred Stock Purchase Rights	ZYME N/A	New York Stock Exchange New York Stock Exchange
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding common shares of the registrant, no par value per share, as of November 4, 2022 was 62,996,314.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” or information within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 as amended. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:
•the size of our addressable markets and our ability to commercialize product candidates;
•the achievement of advances in and expansion of our therapeutic platforms and antibody engineering expertise;
•the likelihood of product candidate development and clinical trial progression, initiation or success;
•our ability to predict and manage government regulation;
•the impact of the COVID-19 pandemic on our business and operations; and
•the expected benefits and other impacts of the Redomicile Transactions.
All forward-looking statements, including, without limitation, those related to our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:
•our ability to implement our restructuring announced in January 2022 and to manage the size of our organization effectively;
•the absence of material adverse changes in our industry or the global economy;
•our ability to understand and predict trends in our industry and markets;
•our ability to maintain good business relationships with our strategic partners;
•our ability to comply with current and future regulatory standards;
•our ability to protect our intellectual property rights;
•our continued compliance with third-party license terms and the non-infringement of third-party intellectual property rights;
•our ability to manage and integrate acquisitions;
•our ability to retain key personnel; and
•our ability to raise sufficient debt or equity financing to support our continued growth.
We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those referred to in the section titled “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
•our ability to obtain regulatory approval for our product candidates without significant delays;
•the predictive value of our current or planned clinical trials;
•delays with respect to the development and commercialization of our product candidates, which may cause increased costs or delay receipt of product revenue;
•our or any of our partners’ ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;
i

•the design or our execution of clinical trials may not support regulatory approval, including where clinical trials are conducted outside the United States;
•our ability to receive the upfront payments pursuant to the Jazz Collaboration Agreement (as defined below), which payments are contingent upon receipt of clearance relating to the United States Hart-Scott Rodino Antitrust Improvements Act of 1976 (“HSR Clearance”) and upon Jazz’s decision to continue the collaboration following its receipt of topline data from our HERIZON-BTC-01 trial;
•our ability to achieve milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements;
•the extent to which our business may be adversely affected by the COVID-19 pandemic;
•global economic and political conditions, including as a result of the Russian invasion of Ukraine, and the related impact on our business and the markets generally;
•expected benefits of the Redomicile Transactions may not materialize as expected or at all;
•unanticipated tax consequences in connection with the Redomicile Transactions;
•negative publicity resulting from the Redomicile Transactions and its potential effect on our business and market price of our common stock;
•costs related to the Redomicile Transactions could be greater than expected;
•the Fast Track and Breakthrough Therapy designations for any of our product candidates may not expedite regulatory review or approval;
•the U.S. Food and Drug Administration (the “FDA”) may not accept data from trials we conduct outside the United States;
•disruptions at the FDA and other government agencies caused by funding shortages or global health concerns;
•our discretion to discontinue or reprioritize the development of any of our product candidates;
•the potential for our product candidates to have undesirable side effects;
•no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;
•our ability to face significant competition, including biosimilar products;
•the likelihood of broad market acceptance of our product candidates;
•our ability to obtain Orphan Drug Designation or exclusivity for some or all of our product candidates;
•our ability to commercialize products outside of the United States;
•the outcome of reimbursement decisions by third-party payors relating to our products;
•our expectations with respect to the market opportunities for any product that we or our strategic partners develop;
•our ability to pursue product candidates that may be profitable or have a high likelihood of success;
•our ability to use our therapeutic platforms to build a pipeline of product candidates;
•our ability to meet the requirements of ongoing regulatory review;
•the threat of product liability lawsuits against us or any of our strategic partners;
•changes in product candidate manufacturing or formulation that may result in additional costs or delay;
•the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;
•the potential for governments to impose strict price controls;
•the risk of security breaches and incidents or data loss, which could compromise sensitive business or health information;
•current and future legislation that may increase the difficulty and cost of commercializing our product candidates;
•economic, political, regulatory and other risks associated with international operations;

•our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;
•our ability to comply with export control and import laws and regulations;
•our history of significant losses since inception;
•our ability to generate revenue from product sales and achieve profitability;
•our requirement for substantial additional funding;
•the potential dilution to our stockholders associated with future financings;
•restrictions on our ability to seek financing, which may be imposed by future debt;
•our ability to maintain existing and future strategic partnerships;
•our ability to realize the anticipated benefits of our strategic partnerships;
•our ability to secure future strategic partners;
•our reliance on third-party manufacturers to produce our product candidate supplies and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product;
•our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;
•our reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;
•our ability to operate without infringing the patents and other proprietary rights of third parties;
•our ability to obtain and enforce patent protection for our product candidates and related technology;
•our patents could be found invalid or unenforceable if challenged;
•our intellectual property rights may not necessarily provide us with competitive advantages;
•we may become involved in expensive and time-consuming patent lawsuits;
•the risk that the duration of our patents will not adequately protect our competitive position;
•our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar legislation;
•we may be unable to protect the confidentiality of our proprietary information;
•our ability to comply with procedural and administrative requirements relating to our patents;
•the risk of claims challenging the inventorship of our patents and other intellectual property;
•our intellectual property rights for some of our product candidates are dependent on the abilities of third parties to assert and defend such rights;
•patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;
•we may not be able to protect our intellectual property rights throughout the world;
•we will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our business;
•our election to rely on reduced reporting and disclosure requirements available to smaller reporting companies may make our common stock less attractive to investors;
•the risk of employee misconduct including noncompliance with regulatory standards and insider trading;
•our ability to market our products in a manner that does not violate the law and subject us to civil or criminal penalties;
•if we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected;
•our ability to retain key executives and attract and retain qualified personnel;

•our exposure to potential securities class action litigation; and
•if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.
Consequently, forward-looking statements should be regarded solely as our current plans, estimates and beliefs. You should not place undue reliance on forward-looking statements. We cannot guarantee future results, events, levels of activity, performance or achievements. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events, except as required by law. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Azymetric, Zymeworks, ZymeCAD, EFECT, ZymeLink and the phrase “Building Better Biologics” are our registered trademarks. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.
We express all amounts in this Quarterly Report on Form 10-Q in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until the Redomicile Transactions (as defined below), refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2022

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,082	$201,867
Short-term investments (note 5)	70,160	50,741
Accounts receivable	6,728	15,614
Prepaid expenses and other current assets	17,686	19,998
Total current assets	190,656	288,220
Deferred financing fees	1,293	1,214
Long-term investments (note 5)	886	886
Long-term prepaid assets	16,454	12,490
Deferred tax asset	3,028	3,070
Property and equipment, net	25,717	22,783
Operating lease right-of-use assets	23,564	26,987
Intangible assets, net	9,021	3,838
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$300,263	$389,132
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$52,271	$62,767
Fair value of liability classified stock options	830	7,754
Current portion of operating lease liability (note 11)	4,605	1,310
Other current liabilities	—	22
Total current liabilities	57,706	71,853
Long-term portion of operating lease liability (note 11)	25,334	30,923
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	2,934	2,748
Deferred tax liability	1,590	1,573
Total liabilities	120,505	140,038
Shareholders’ equity:
Common shares, no par value; unlimited authorized shares at September 30, 2022 and December 31, 2021, respectively; 61,694,387 and 46,633,935 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively (note 8)	885,349	741,147
Additional paid-in capital	169,262	197,710
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(868,194)	(683,104)
Total shareholders’ equity	179,758	249,094
Total liabilities and shareholders’ equity	$300,263	$389,132
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
Subsequent events (note 15)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Research and development collaborations (note 9)	$2,631	$4,395	$9,989	$6,810
Operating expenses:
Research and development	37,097	49,893	155,629	144,887
General and administrative	15,892	15,466	43,227	36,707
Total operating expenses	52,989	65,359	198,856	181,594
Loss from operations	(50,358)	(60,964)	(188,867)	(174,784)
Other income:
Interest income	1,125	340	1,863	1,669
Other income, net (note 10)	1,358	809	1,802	1,279
Total other income, net	2,483	1,149	3,665	2,948
Loss before income taxes	(47,875)	(59,815)	(185,202)	(171,836)
Income tax recovery (expense)	29	(764)	112	(855)
Net loss and comprehensive loss	$(47,846)	$(60,579)	$(185,090)	$(172,691)

Net loss per common share (note 4):
Basic	$(0.72)	$(1.17)	$(2.86)	$(3.35)
Diluted	$(0.72)	$(1.25)	$(2.86)	$(3.66)

Weighted-average common shares outstanding (note 4):
Basic	66,477,016	51,657,371	64,751,271	51,483,428
Diluted	66,478,157	52,238,901	64,756,063	52,125,929

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2022	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common shares on exercise of options	2,112	20	—	—	(8)	12
Issuance of common shares through employee stock purchase plan	61,801	1,361	—	—	—	1,361
Issuance of common shares upon vesting of restricted stock units (“RSUs”)	37,398	1,382	—	—	(1,382)	—
Stock-based compensation (recovery)	—	—	—	—	(2,932)	(2,932)
Issuance of common shares and pre-funded warrants in connection with public offering, net of offering costs (notes 8a and 8d)	11,035,000	82,549	—	—	24,985	107,534
Net loss	—	—	(72,625)	—	—	(72,625)
Balance at March 31, 2022	57,770,246	$826,459	$(755,729)	$(6,659)	$218,373	$282,444
Issuance of common shares on exercise of options	1,257	11	—	—	(4)	7
Issuance of common shares upon vesting of RSUs	958	27	—	—	(27)	—
Stock-based compensation expense	—	—	—	—	4,450	4,450
Net loss	—	—	(64,619)	—	—	(64,619)
Balance at June 30, 2022	57,772,461	$826,497	$(820,348)	$(6,659)	$222,792	$222,282
Issuance of common shares on exercise of options	15,914	132	—	—	(25)	107
Issuance of common shares through employee stock purchase plan	117,437	830	—	—	—	830
Issuance of common shares upon vesting of RSUs	900	32	—	—	(32)	—
Issuance of common shares upon exercise of pre-funded warrants (note 8d)	3,787,675	57,858	—	—	(57,858)	—
Stock-based compensation expense	—	—	—	—	4,385	4,385
Net loss	—	—	(47,846)	—	—	(47,846)
Balance at September 30, 2022	61,694,387	$885,349	$(868,194)	$(6,659)	$169,262	$179,758

	Common shares		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total shareholders’ equity
	Shares	Amount
Balance at January 1, 2021	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common shares on exercise of options	78,736	2,624	—	—	(662)	1,962
Issuance of common shares through employee stock purchase plan	26,807	1,321	—	—	—	1,321
Issuance of common shares upon vesting of restricted stock units RSUs	23,956	843	—	—	(843)	—
Stock-based compensation expense	—	—	—	—	8,530	8,530
Net loss	—	—	(44,590)	—	—	(44,590)
Balance at March 31, 2021	46,164,888	$729,007	$(515,851)	$(6,659)	$170,648	$377,145
Issuance of common shares on exercise of options	67,583	$1,218	$—	$—	$(455)	$763
Issuance of common shares upon vesting of RSUs	2,266	86	—	—	(86)	—
Stock-based compensation expense	—	—	—	—	11,086	11,086
Net loss	—	—	(67,522)	—		(67,522)
Balance at June 30, 2021	46,234,737	$730,311	$(583,373)	$(6,659)	$181,193	$321,472
Issuance of common shares on exercise of options	275,425	$7,449	$—	$—	$(1,506)	$5,943
Issuance of common shares through employee stock purchase plan	42,157	1,759	—	—	—	1,759
Issuance of common shares upon vesting of restricted stock units RSUs	1,341	41	—	—	(41)	—
Stock-based compensation expense	—		—	—	10,334	10,334
Net loss	—		(60,579)	—	—	(60,579)
Balance at September 30, 2021	46,553,660	$739,560	$(643,952)	$(6,659)	$189,980	$278,929

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(185,090)	$(172,691)
Items not involving cash:
Depreciation of property and equipment	5,068	2,894
Amortization of intangible assets	486	2,643
Stock-based compensation (recovery) expense	(483)	12,446
Amortization of operating lease right-of-use assets	4,142	2,604
Deferred income tax expense	59	303
Change in fair value of contingent consideration liability	(250)	31
Change in fair value of investments in equity instruments	—	(167)
Unrealized foreign exchange gain	(2,255)	(200)
Changes in non-cash operating working capital:
Accounts receivable	9,163	10,421
Prepaid expenses and other current assets	(1,417)	(11,586)
Accounts payable and accrued liabilities	(11,088)	10,713
Operating lease liabilities	(1,586)	647
Net cash used in operating activities	(183,251)	(141,942)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (notes 8a, 8d)	107,534	—
Issuance of common shares on exercise of stock options (note 8f)	116	5,436
Issuance of common shares through employee stock purchase plan	1,403	2,070
Deferred financing fees	(80)	(172)
Finance lease payments	(14)	(12)
Net cash provided by financing activities	108,959	7,322
Cash flows from investing activities:
Net (purchases)/redemptions of short-term investments	(19,542)	154,114
Acquisition of property and equipment	(7,802)	(7,621)
Acquisition of intangible assets	(4,440)	(40)
Net cash (used in) provided by investing activities	(31,784)	146,453
Effect of exchange rate changes on cash and cash equivalents	291	(430)
Net change in cash and cash equivalents	(105,785)	11,403
Cash and cash equivalents, beginning of period	201,867	242,036
Cash and cash equivalents, end of period	$96,082	$253,439
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$72	$21,748
Acquisition of property and equipment in accounts payable and accrued liabilities	1,431	1,649
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Notes to the Interim Condensed Consolidated Financial Statements
(unaudited)
(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of Operations
Zymeworks Inc. (the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
Since its inception, the Company has devoted substantially all of its resources to research and development activities, including developing its therapeutic platforms, and identifying and developing potential product candidates by undertaking preclinical studies and clinical trials. The Company supports these activities through general and administrative support, as well as by raising capital, conducting business planning and protecting its intellectual property.
On July 15, 2022, the Company announced its intention to become a Delaware corporation, subject to receipt of necessary shareholder, stock exchange, and court approvals (the “Redomicile Transactions”). The Redomicile Transactions were completed on October 13, 2022. On October 13, 2022, the Company changed its name to Zymeworks BC Inc. Unless the context otherwise requires or otherwise expressly states, all references in the accompanying interim condensed consolidated financial statements to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) and its subsidiaries. These transactions are described further in note 15.

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2021.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2021.
All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Use of Estimates
The preparation of interim condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, benefits under the Scientific Research and Experimental Development

(“SR&ED”) program, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these interim condensed consolidated financial statements. While there was no material impact to the Company’s interim condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three and nine months ended September 30, 2022 and 2021 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common shareholders:
Basic	$(47,846)	$(60,579)	$(185,090)	$(172,691)
Adjustment for change in fair value of liability classified stock options	(18)	(4,538)	(217)	(18,270)
Diluted	$(47,864)	$(65,117)	$(185,307)	$(190,961)

Denominator:
Weighted-average common shares outstanding:
Basic	66,477,016	51,657,371	64,751,271	51,483,428
Adjustment for dilutive effect of liability classified stock options	1,141	581,530	4,792	642,501
Diluted	66,478,157	52,238,901	64,756,063	52,125,929

Net loss per common share – basic	$(0.72)	$(1.17)	$(2.86)	$(3.35)
Net loss per common share – diluted	$(0.72)	$(1.25)	$(2.86)	$(3.66)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include the pre-funded warrants issued in connection with the Company’s June 2019, January 2020 and January 2022 offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments are denominated in U.S. dollars or Canadian dollars and consist of guaranteed investment certificates (“GICs”) acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs are classified as held to maturity and are accounted for at amortized cost.

Long-term Investments
Long-term investments at September 30, 2022 consist of equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2021 - $886). Long-term investments are accounted for as available for sale financial instruments with changes in fair value recorded through net income.
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both September 30, 2022 and December 31, 2021. The Company concluded that there were no impairment indicators related to IPR&D as of September 30, 2022.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2021. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2021, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2022.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	September 30, 2022	December 31, 2021
Trade payables	$317	$5,174
Accrued research and development expenses	35,794	50,963
Employee compensation and vacation accruals	9,364	3,346
Accrued legal and professional fees	2,995	1,064
Other	3,801	2,220
Total	$52,271	$62,767

Other long-term liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Liability for contingent consideration (note 12)	$1,248	$1,498
Liability from in-licensing agreements	850	1,150
Finance lease liability (note 11)	155	100
Other	681	—
Total	$2,934	$2,748
8. Shareholders’ Equity
a.Equity Offerings
2022 Public Offering
On January 31, 2022, the Company closed a public offering pursuant to which the Company sold 11,035,000 common shares, including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $8.00 per common share and 3,340,000 Pre-Funded Warrants (note 8d) in lieu of common shares at $7.9999 per Pre-Funded Warrant. Net proceeds were $107,534, after underwriting discounts, commissions and offering expenses.
b.Authorized
As of September 30, 2022, the Company has an unlimited authorized number of voting common shares, preferred shares and Series A Participating Preferred Shares, all without par value.
c.Preferred Shares
As of September 30, 2022 and December 31, 2021, no preferred shares were issued or outstanding, respectively.
d.Pre-Funded Common Share Warrants
In connection with a public offering completed on June 24, 2019, the Company issued 4,166,690 Pre-Funded Warrants at a price of $17.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 27, 2020, the Company issued 1,075,271 Pre-Funded Warrants at a price of $46.4999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 31, 2022 (note 8a), the Company issued 3,340,000 Pre-Funded Warrants at a price of $7.9999 per Pre-Funded Warrant which granted holders of warrants the right to purchase up to 3,340,000 common shares of the Company, at an exercise price of $0.0001 per share.
The Pre-Funded Warrants are exercisable by the holders at any time on or after the original issue date. The Pre-Funded Warrants do not expire unless they are exercised or settled in accordance with the Pre-Funded Warrant agreement. As the Pre-Funded Warrants meet the condition for equity classification, proceeds from issuance of the Pre-Funded Warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the Pre-Funded Warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders will be recorded in common shares. On August 23, 2022, 3,787,737 warrants were exercised in a cashless transaction in exchange for issuance of 3,787,675 common shares upon which $57,858 has been transferred to common shares account from additional paid-in capital.
e.Adoption of a Shareholder Rights Plan
On June 9, 2022, the board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding common share of the Company to shareholders of record as of the close of business on June 21, 2022. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Share, of the Company, at an exercise price of $74.00, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the “Rights Plan”), dated as of June 9, 2022, between the Company and Computershare Trust Company, N.A., as rights agent.
In general terms, the Rights Plan works by imposing a significant penalty upon any person or group that acquires 10 percent or more (or 20 percent or more in the case of certain institutional investors who report their holdings on Schedule 13G) of the common shares without the approval of the board of directors. As a result, the overall effect of the Rights Plan and the issuance of the Rights may be to render more difficult or discourage a merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination involving the Company that is not approved by the board of directors. However, neither the Rights Plan nor the Rights should interfere with any merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination approved by the board of directors. The issuance of Rights does not affect reported earnings per share.
On October 12, 2022, Zymeworks Inc. (a Delaware corporation) and Computershare Trust Company, N.A., as rights agent, entered into a Preferred Stock Rights Agreement (the “New Rights Plan”) and on October 13, 2022, the board of directors of Zymeworks Inc. (a Delaware corporation) declared a dividend distribution of one right (each, a “Right”) for each share of common stock outstanding at 12:01 a.m. (Pacific Time) on October 13, 2022 (the “Record Date”) and for each share of common stock that becomes outstanding, including any shares of common stock issued in connection with the Redomicile Transactions and as consideration for the Exchangeable Shares, as applicable, between the Record Date and the earlier of the Distribution Date

(as defined in the New Rights Plan) and the expiration of the Rights. On October 13, 2022, the Rights Plan expired. The New Rights Plan has substantively similar terms as the Rights Plan. Refer to note 15 for additional details.
f.Stock-Based Compensation
Original Stock Option Plan
On July 14, 2006, the shareholders of the Company approved an employee stock option plan (the “Original Plan”). The Original Plan provides for the granting of options to directors, officers, employees and consultants. Options to purchase common shares may be granted at an exercise price of each option equal to the last private issuance of common shares immediately preceding the date of the grant. The total number of options outstanding is not to exceed 20% of the issued common shares of the Company.
Options granted under the Original Plan are exercisable at various dates over their 10-year life. Common shares are issued from treasury when options are exercised.
The exercise prices of the Company’s stock options under the Original Plan are denominated in Canadian dollars. The Canadian dollar amounts have been translated to U.S. dollars using the period end rate or the average foreign exchange rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permits the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. On March 4, 2020, the board of directors approved certain minor amendments to the New Plan that did not require shareholder approval.
The original maximum number of common shares reserved for issuance under the New Plan as of June 7, 2018 was 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. As of September 30, 2022, 3,275,576 common shares were available for future award grants under the New Plan (December 31, 2021: 952,632 common shares). ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
On January 5, 2022, board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the "Inducement Plan") and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of September 30, 2022, 50,000 common shares were available for future award grants under this plan.
RSUs
During the year-ended December 31, 2020, the Company started granting RSUs to certain employees, which typically vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company's closing stock price on the grant date.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2021	354,269	25.85
Granted	10,400	7.55
Vested and settled	(39,256)	36.70
Forfeited	(142,880)	26.68
Outstanding, September 30, 2022	182,533	21.82

As of September 30, 2022, there was $1,335 of unamortized RSU expense that will be recognized over a weighted average period of 1.06 years.
Stock Options
All options granted under the New Plan will have an exercise price determined and approved by the board of directors on the date of the grant, which shall not be less than the market price of the common shares at such time. For the purposes of the New Plan, the market price of a common share shall be the closing sale price of a share on the grant date reported by the stock exchange with the greatest trading volume or, if such day is not a trading day, the closing sale price reported for the immediately preceding trading day. The Company may convert a market price denominated in Canadian dollars into United States dollars and vice versa and such converted amount shall be the market price.
An option shall be exercisable during a period established by the board of directors which shall commence on the date of the grant and shall terminate not later than ten years after the date of the granting of the option. The New Plan provides that the exercise period shall automatically be extended if the date on which it is scheduled to terminate shall fall during a black-out period. In such cases, the extended exercise period shall terminate on the tenth business day after the last day of the black-out period, provided that the exercise period shall in no case be extended beyond the tenth anniversary of the date the option was granted. All options shall vest in accordance with the terms of their grant agreements.
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	2,488,655	26.15	20.70	6.24	7,919	6,224
Granted	874,585	8.73	6.83
Exercised	(16,968)	7.58	5.92
Forfeited	(1,128,103)	26.32	20.58
Outstanding, September 30, 2022	2,218,169	19.34	13.98	6.47	149	109
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	4,916,914	26.59	7.93	5,555
Granted	2,740,148	8.34
Exercised	(2,315)	7.00
Forfeited	(2,111,737)	26.86
Outstanding, September 30, 2022	5,543,010	17.48	8.03	98
During the nine months ended September 30, 2022, the Company received cash proceeds of $116 from stock options exercised.
The stock options outstanding at September 30, 2022 expire at various dates from January 1, 2023 to September 11, 2032.

The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments, are recorded in research and development expense, general and administration expense and finance expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expense:
Stock-based compensation expense for equity classified instruments	$2,226	$5,562	$1,450	$15,688
Change in fair value of liability classified instruments	2	(916)	(772)	(3,185)
	$2,228	$4,646	$678	$12,503
General and administrative expense:
Stock-based compensation expense for equity classified instruments	$2,473	$4,773	$1,522	$14,260
Change in fair value of liability classified instruments	29	(3,600)	(3,010)	(15,006)
	$2,502	$1,173	$(1,488)	$(746)
Finance expense (income):
Change in fair value of liability classified instruments	2	(22)	(30)	(80)
	$2	$(22)	$(30)	$(80)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $533 and $407 for the three and nine months ended September 30, 2022 (2021: $856 and $2,180).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021
Dividend yield	0%	0%
Expected volatility	77.3%	80.7%
Risk-free interest rate	1.98%	0.98%
Expected average life of options	5.95 years	6.05 years
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. As the Company does not yet have sufficient history of its own volatility, the Company has identified several public entities of similar complexity and stage of development and calculates historical volatility using the volatility of these companies together with volatility of its own stock.
Risk-Free Interest Rate — This rate is from the Government of Canada and U.S. Federal Reserve marketable bonds for the month prior to each option grant during the year, having a term that most closely resembles the expected life of the option.
Expected Term — This is the period of time that the options granted are expected to remain unexercised. Options granted have a maximum term of ten years. The Company uses the simplified method to calculate the average expected term, which represents the average of the vesting period and the contractual term.
Share Fair Value — Options granted after the Company’s IPO, are issued with exercise price equal to the fair market value of the Company’s common stock on the grant date. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the board of directors, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.

The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at September 30, 2022 and 2021 are as follows:

	September 30, 2022	September 30, 2021
Dividend yield	0%	0%
Expected volatility	71.4%	73.4%
Risk-free interest rate	3.70%	0.62%
Expected average option term	2.01 years	2.38 years
Number of liability classified stock options outstanding	741,685	911,400
At September 30, 2022, the unamortized compensation expense related to unvested options was $17,309. The remaining unamortized compensation expense as of September 30, 2022 will be recognized over a weighted-average period of 1.61 years.
g.Employee Stock Purchase Plan
On April 10, 2017, the Company’s shareholders approved an employee stock purchase plan (“ESPP”) which became effective immediately prior to the consummation of the Company’s IPO. On June 7, 2018, certain amendments to the ESPP were approved by shareholders. Prior to these amendments, the ESPP allowed eligible employees to acquire common shares at a discounted purchase price of 85% of the market value of the Company’s common shares on the purchase date. The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP qualifies as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are United States taxpayers.
The Company currently holds offerings consisting of a single six-month purchase period commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year.
Eligible employees are able to contribute up to 15% of their gross base earnings for purchases under the ESPP through regular payroll deductions. Purchases of shares under the ESPP are limited for each employee at twenty-five thousand dollars worth of the Company’s common shares (determined using the lesser of (i) the market price of a common share on the first day of the applicable purchase period and (ii) the market price of a common share on the purchase date) for each year such purchase right is outstanding.
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2022, the Company recorded compensation expense of $67 and $357 (2021: $249 and $767) in research and development expense and general and administrative expense accounts. As of September 30, 2022, the total amount contributed by ESPP participants and not yet settled is $153 (December 31, 2021: $1,243).

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Atreca, Inc. (“Atreca”):
Research license fee relating to licensing agreement	$—	$—	$5,000	$—

Janssen Biotech, Inc. ("Janssen"):
Milestone revenue	—	4,000	—	4,000

Research support and other payments	2,631	395	4,989	2,810
	$2,631	$4,395	$9,989	$6,810
Since December 31, 2021, there have not been any material changes to the key terms of our collaboration and license agreements with the exception of a new licensing agreement with Atreca as described below, and our agreement with Jazz Pharmaceuticals Ireland Limited (“Jazz”), as described in note 15. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2021.
In April 2022, the Company entered into a new licensing agreement with Atreca granting Atreca a worldwide, royalty-bearing license to research, develop and commercialize novel ADCs. The Company is eligible to receive up to $210.0 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $540.0 million in commercial milestone payments, as well as tiered royalties on worldwide sales. The Company's performance obligations in relation to the research license fee of $5.0 million were met during the three months ended June 30, 2022. Accordingly, the research license fee was recognized as revenue during the nine months ended September 30, 2022.
At September 30, 2022, contract assets from research, collaboration and licensing agreements were $3,000, which is presented within accounts receivable (December 31, 2021: nil) and contract liabilities were $32,941 (December 31, 2021: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the three and nine months ended September 30, 2022, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (three and nine months ended September 30, 2021: nil). Amounts not expected to be recognized as revenue in the next twelve months from September 30, 2022 have been classified as long-term deferred revenue.
10. Other income, net
Other income, net, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Foreign exchange gain, net	$1,456	$813	$1,817	$1,185
Other	(98)	(4)	(15)	94
	$1,358	$809	$1,802	$1,279

11. Leases
The Company leased separate office and laboratory spaces in Vancouver, British Columbia, which expired in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver to serve as the Company’s future headquarters, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements was completed during the nine months ended September 30, 2022. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2022	December 31, 2021
Operating lease liabilities:
Current portion	$4,605	$1,310
Long-term portion	25,334	30,923
Total operating lease liabilities	29,939	$32,233
Finance lease liabilities:
Current portion included in other current liabilities	—	22
Long-term portion included in other long-term liabilities	155	100
Total finance lease liabilities	155	122
Total lease liabilities	$30,094	$32,355
Cash paid for amounts included in the measurement of operating lease liabilities for the nine months ended September 30, 2022 was $3,368 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of September 30, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$5,696
1 to 2 years	4,454
2 to 3 years	4,579
3 to 4 years	4,548
4 to 5 years	3,705
Thereafter	12,308
Total operating lease payments	35,290
Less:
Imputed interest	(5,351)
Operating lease liabilities	$29,939
As of September 30, 2022, the weighted average remaining lease term is 7.8 years and the weighted average discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.8% for leases in U.S. dollars.
During the nine months ended September 30, 2022, the Company incurred total operating lease expenses of $6,194 (2021: $4,030), which included lease expenses associated with fixed lease payments of $5,316 (2021: $3,756), and variable payments associated with common area maintenance and similar expenses of $878 (2021: $274).
12. Financial Instruments
The Company evaluates financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level of classification each reporting period. This determination requires the Company to make subjective judgments as to the significance of inputs used in determining fair value and where such inputs lie within the fair value hierarchy.
Fair Value Measurements
The Company measures certain financial instruments and other items at fair value.

To determine fair value, the Company uses a fair value hierarchy that prioritizes the inputs, assumptions and valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•Level 1 inputs are unadjusted quoted market prices for identical instruments available in active markets.
•Level 2 inputs are inputs other than Level 1 prices, such as prices for a similar asset or liability that are observable either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets.
•Level 3 inputs are unobservable inputs for the asset or liability and will reflect management’s assessment about market assumptions that would be used to price the asset or liability.
Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. Changes in the observability of valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy.
The Company’s financial instruments consist of cash and cash equivalents, short-term and long-term investments in marketable and other securities, accounts receivable, accounts payable and accrued liabilities, contingent consideration, finance and operating lease obligations, and other long-term liabilities.
The carrying values of cash and cash equivalents, short-term investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at September 30, 2022, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,567	$—	$61,567	$—
Investments:
GICs	70,160	—	70,160	—
Total	$131,727	$—	$131,727	$—

Liabilities
Liability for contingent consideration (note 13)	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,387	$—	$61,387	$—
Investments:
GICs	50,741	—	50,741	—
Total	$112,128	$—	$112,128	$—

Liabilities
Liability for contingent consideration (note 13)	1,498	—	—	1,498
Total	$1,498	$—	$—	$1,498

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended September 30, 2022	$1,248	$—	$—	$1,248
Nine months ended September 30, 2022	$1,498	$—	$(250)	$1,248

Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s cash investment policy with the primary objective being the preservation of capital and maintenance of liquidity. The cash investment policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents and short-term investments with high credit quality financial institutions.
At September 30, 2022, the maximum exposure to credit risk for accounts receivable was $6,728 (December 31, 2021: $15,614) and all accounts receivable are due within the next 12 months. As at September 30, 2022 and December 31, 2021, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
Liquidity Risk
Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium-term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents and short-term investments, collection of accounts receivable relating to research collaboration and license agreements and additional public equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months.

Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At September 30, 2022, the Company’s net monetary assets denominated in Canadian dollars were $477 (C$653).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s interim condensed consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and shareholders’ equity in the Company’s interim condensed consolidated financial statements.
13. Commitments and Contingencies
Commitments
The Company has entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, the Company currently holds commercial and product liability insurance that limits the Company’s liability and may enable it to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to indemnification obligations for any period presented in the interim condensed consolidated financial statements.
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property, as well as royalty payments on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may be required to pay CVI a mid-single digit percentage of the future revenue as a result of a revenue sharing agreement. As of September 30, 2022, the contingent consideration had an estimated fair value of $1,248, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2021: $1,498). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
14. Restructuring
In January 2022, the Company started implementing a restructuring program (the “Restructuring”) as part of its renewed focus on achieving its key strategic priorities and to help create a more cost-efficient organization in order to execute on its strategic priorities. In connection with the Restructuring, the Company made changes to its management team and reduced headcount by approximately 25% as of September 30, 2022 compared to December 31, 2021. During the nine months ended September 30, 2022, the Company recorded the following costs for the Restructuring:

•employee severance and termination benefits of $5,180;
•an offsetting non-cash reversal of previously recognized stock-based compensation expenses for unvested stock and RSU awards of $10,381; and
•other restructuring charges primarily related to accelerated depreciation and accelerated recognition of rent expense in relation to the shutdown of certain facilities of $2,473 and early termination of certain service contracts of $1,277.

Of the net charges, $6,141 expense and $5,516 recovery of stock-based compensation were recorded in research and development expenses, and $2,789 expense and $4,865 stock-based compensation recovery were recorded in general and administrative expenses in the accompanying statements of operations and comprehensive loss.
As of September 30, 2022 the net outstanding liability related to employee severance termination benefits and other contract liabilities was approximately $2,674. The Company recognized the majority of these charges during the nine months ended September 30, 2022 and does not expect to incur any material additional costs related to the Restructuring.

15. Subsequent Events
On July 15, 2022, the Company announced its intention to become a Delaware corporation, subject to receipt of necessary shareholder, stock exchange, and court approvals. The Redomicile Transactions were completed on October 13, 2022. To effect the Redomicile Transactions, the Company conducted a share exchange, pursuant to which holders of the Company's common shares exchanged their common shares in the Company for shares of common stock of Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or, at their election with respect to all or a portion of their common shares in the Company and subject to applicable eligibility criteria and an overall cap, exchangeable shares (the “Exchangeable Shares”) in the capital of a newly formed indirect subsidiary of Zymeworks Inc. A special meeting of Company security holders was held on October 7, 2022 to approve the Redomicile Transactions. The Redomicile Transactions were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among the Company and its direct or indirect subsidiaries Zymeworks Inc., Zymeworks CallCo ULC and Zymeworks ExchangeCo Ltd., including a plan of arrangement included as Exhibit A to the Restated and Amended Transaction Agreement.
On October 12, 2022, Zymeworks Inc. (formerly Zymeworks Delaware Inc.) and Computershare Trust Company, N.A., as rights agent, entered into a Preferred Stock Rights Agreement (the “New Rights Plan”). Under the New Rights Plan, in connection with the consummation of the Redomicile Transactions, Zymeworks Inc.'s board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each share of common stock of Zymeworks Inc. outstanding at 12:01 a.m. (Pacific Time) on October 13, 2022 (the “Record Date”) and for each share of common stock of Zymeworks Inc. that becomes outstanding, including any shares of common stock issued in connection with the Redomicile Transactions and as consideration for the Exchangeable Shares, as applicable, between the Record Date and the earlier of the distribution date as set forth in the New Rights Plan and the expiration of the Rights. Each Right entitles the registered holder to purchase from Zymeworks Inc. one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.00001 per share, of Zymeworks Inc. (“Preferred Stock”) at an exercise price of $74.00 per one one-thousandth of a share of Preferred Stock, subject to adjustment. The complete terms of the Rights are set forth in the New Rights Plan. On October 12, 2022, in connection with the anticipated closing of the Redomicile Transactions, the Rights Plan, described in note 8(e) above, was amended to revise the expiration date from June 8, 2023 to October 13, 2022. The terms of the New Rights Plan are substantively similar in all material respects to the terms of the Rights Plan.
On October 18, 2022, Zymeworks BC Inc. entered into a License and Collaboration Agreement (the “Jazz Collaboration Agreement”) with Jazz, under which Jazz will have development and commercialization rights of zanidatamab throughout the world, but excluding the People’s Republic of China, Australia, New Zealand, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Uzbekistan, Hong Kong, Taiwan, Macau, Mongolia, South Korea, Brunei Darussalam, Cambodia, Indonesia, Papua New Guinea, Lao People’s Democratic Republic, Malaysia, Myanmar, Philippines, Singapore, Thailand, Timor-Leste, and Vietnam. Under the Jazz Collaboration Agreement, Zymeworks BC Inc. is eligible to receive a $50.0 million upfront payment upon receipt of HSR Clearance, and if Jazz decides that it wants to retain its license and other rights under the Jazz Collaboration Agreement, then Jazz will be required to make an additional payment of $325.0 million to Zymeworks BC Inc. within a specified period after the later of (i) the date on which HSR Clearance is received and (ii) the date on which Zymeworks BC Inc. delivers to Jazz top-line data from the locked and cleaned trial database for the Zymeworks ongoing study of zanidatamab in subjects with advanced or metastatic HER2-amplified biliary tract cancers (HERIZON-BTC-01), known as ZWI-ZW25-203, as well as all data, analyses and other information set forth in the Jazz Collaboration Agreement. Jazz’s failure to make the latter payment before the end of such period shall cause the Jazz Collaboration Agreement to terminate automatically and immediately. Zymeworks BC Inc. will be also eligible to receive up to $525.0 million in certain regulatory milestones payments and up to $862.5 million in potential commercial milestone payments, for total potential payments of up to $1.76 billion. Pending approval, Zymeworks BC Inc. is eligible to receive tiered royalties between 10% and 20% on Jazz's annual net sales, with customary reductions in specified circumstances.
On October 25, 2022, the Company issued an aggregate of 1,375,000 common shares, to a warrant holder upon the exercise of 1,375,000 pre-funded warrants. On October 27, 2022, the Company issued an aggregate of 1,340,000 common shares to the same warrant holder upon the exercise of 1,340,000 pre-funded warrants. Each pre-funded warrant had an exercise price of $0.0001 per share of Common Stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 24, 2022 and with the securities commissions in all provinces and territories of Canada on February 24, 2022. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.

Overview
Zymeworks is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Our suite of complementary therapeutic platforms and our fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated product candidates. These capabilities have resulted in multiple product candidates with the potential to drive positive outcomes in large underserved and unaddressed patient populations.
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene amplified biliary tract cancer (“BTC”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“GEA”) in combination with chemotherapy with or without BeiGene, Ltd.’s (“BeiGene”) tislelizumab, as well as proof of concept trials in (iii) first-line locally advanced or metastatic HER2-positive colorectal cancer (“CRC”), GEA, or BTC in combination with standard of care chemotherapy, (iv) first-line locally advanced or metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy, (v) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (vi) previously-treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, and (vii) previously-treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s (“ALX Oncology”) evorpacept (ALX148).
Our second product candidate, zanidatamab zovodotin (ZW49), combines the unique design of zanidatamab with our ZymeLink auristatin antibody-drug conjugate (“ADC”) technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. A Phase 1 clinical trial to establish safety and antitumor activity of zanidatamab zovodotin is currently ongoing.
We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas with an emphasis on developing ADC and multi-specific antibody therapeutics (“MSAT”) candidates. Our pipeline of preclinical product candidates includes two lead programs for which we expect to submit investigational new drug (“IND”) applications in 2024:
•ZW191, our lead ADC candidate that uses our novel topoisomerase-based payload technology targeting folate receptor alpha expressing ovarian, other gynecological, and non-small cell lung cancers. ZW191 was designed using an in-house generated monoclonal antibody with enhanced internalization characteristics in order to target high, mid, and low levels of folate alpha receptor expression;
•ZW171, our lead multispecific candidate is built using our Azymetric platform and is a novel 2 + 1 format T-Cell engaging multispecific antibody targeting pancreatic, mesothelioma, ovarian, and other mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry with two single-chain fragment variable arms targeting MSLN-expressing glycoproteins, and one fab arm targeting CD3 receptors to redirect the body’s natural immune system to fight cancer cells.
Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our platforms include:
•Azymetric, our multispecific antibody platform, which enables therapeutic antibodies to simultaneously bind multiple distinct locations on a target (known as an epitope) or to multiple targets. This is achieved by tailoring multiple configurations of the antibody’s Fab regions (locations on the antibody to which epitopes bind);
•Drug Conjugate platforms, used to develop ADC candidates, are comprised of cytotoxins and the linker technologies used to couple these cytotoxins to tumor-targeting antibodies or proteins. These platforms can be used in conjunction with our other therapeutic platforms to increase safety and efficacy as compared to existing ADC technologies;
•EFECT, which enables finely tuned modulation (both up and down) of immune cell recruitment and function; and
•ProTECT, which enables tumor-specific activity that may reduce systemic toxicity and simultaneously enhances localized immune co-stimulation or checkpoint modulation that may increase efficacy.
Our protein engineering expertise and proprietary structure-guided molecular modeling capabilities enable these therapeutic platforms. Together with our internal antibody discovery and generation technologies, we have established a fully integrated drug development engine and toolkit capable of rapidly delivering a steady pipeline of next-generation product candidates in oncology and other therapeutic areas.
Our Azymetric, EFECT and Drug Conjugate therapeutic platforms have been further leveraged through multiple revenue-generating strategic partnerships and collaborations with the following pharmaceutical companies: Merck Sharp & Dohme Research GmbH (“Merck”), Eli Lilly and Company (“Lilly”), Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc.), and Atreca, Inc. (“Atreca”).
Our goal is to leverage our next-generation therapeutic platforms and proprietary protein engineering capabilities to become a leader in the discovery, development and commercialization of best-in-class multifunctional biotherapeutics for the treatment of cancer and other diseases with high unmet medical need.
Our key priorities to achieve this goal are to:
•fully recruit the HERIZON-BTC-01 pivotal clinical study for zanidatamab by mid-2022 (achieved April 2022);
•fully recruit the HERIZON-GEA-01 pivotal clinical study for zanidatamab by the end of 2023;
•complete or close out other ongoing early-stage clinical studies for zanidatamab as data become available, and use these data to identify and support strategic decisions regarding future clinical development opportunities beyond the ongoing pivotal clinical studies;
•finalize a clear clinical development path for zanidatamab zovodotin based on additional clinical data expected in the second half of 2022 from the ongoing Phase 1 clinical trial (achieved September 2022);
•select and advance two new ADC or multispecific product candidates leveraging Zymeworks’ novel, therapeutic platforms (Azymetric™, ZymeLink™, EFECT™ and ProTECT™) to IND enabling studies (achieved October 2022) to provide the ability to submit two IND applications by the end of 2024;

•execute on new partnerships and collaborations to support the development and commercialization of zanidatamab (achieved October 2022 with execution of the Jazz Collaboration Agreement) and Zymeworks’ early-stage R&D pipeline and technology platforms;
•continue to support and advance Zymeworks’ core technology platforms and collaborations; and
•improve Zymeworks’ financial position over 2022 and 2023 through a combination of alternatives, including forming additional partnerships and collaborations, monetizing existing assets and products and securing additional financing (achieved October 2022 pending closing of the Jazz Collaboration Agreement).
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to September 30, 2022, we received $911.1 million, net of equity issue costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of September 30, 2022, we had $166.2 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2022, combined with certain existing collaboration payments we anticipate receiving, will enable us to fund our planned operations for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $185.1 million for the nine months ended September 30, 2022 and through September 30, 2022, we had an accumulated deficit of $868.2 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
COVID-19:
COVID-19 has impacted our research and development activities but has not caused significant disruptions to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external contract research organizations (“CROs”) to complement the temporarily reduced capacity at our lab facilities. Certain clinical trial activities, including patient enrollment and site activations, were delayed or otherwise impacted by COVID-19. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans.
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. A lack of coordinated responses on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. Insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus. For example, new waves of infections from several COVID-19 subvariants have in some cases led to record infections and increased hospitalizations and fatalities in certain geographic regions. We cannot predict the duration, scope and severity of any potential business shutdowns or disruptions that may result from future waves or cycles of outbreaks, including impacts to our ongoing and planned clinical studies and our regulatory approval prospects. Further prolonged shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines currently planned, which could have a material adverse impact on our business, results of operations, and financial condition. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business and review our current policies to protect the well-being of our employees and their families in the event of any changes in government restrictions and to ensure the continuity of our operations. See Part II - Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Zanidatamab Clinical Program:
In April 2022, we announced the last patient enrolled in HERIZON-BTC-01, a global pivotal clinical trial evaluating the antitumor activity of zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC.
In June 2022, we, in conjunction with our Asia-Pacific partner BeiGene, presented Phase 2 clinical data at the American Society for Clinical Oncology (ASCO) Annual Meeting. The two presentations included data on the first-line treatment of patients with HER2+ metastatic breast cancer using zanidatamab plus chemotherapy and on the first-line treatment of patients with HER2+ metastatic GEA using zanidatamab in combination with chemotherapy and BeiGene’s anti-PD1 tislelizumab. Both regimens exhibited promising response rates and, overall, were well tolerated in patients.
In August 2022, we announced that we expect top-line data from our HERIZON-BTC-01 pivotal clinical trial of zanidatamab monotherapy for the treatment of metastatic or advanced HER2-amplified biliary tract cancer to be available before the end of 2022, and anticipate presenting comprehensive clinical data from this study in the first half of 2023. In addition, we expect to present interim results from our Phase 2 study of zanidatamab in previously-treated locally advanced or metastatic HER2-positive, hormone receptor positive breast cancer in combination with Pfizer's Ibrance (palbociclib) and fulvestrant before year-end 2022. We also anticipate presenting updated clinical data in the first half of 2023 from our Phase 2 study of zanidatamab in combination with chemotherapy in first-line locally advanced or metastatic HER2-positive GEA, previously presented at the European Society for Medical Oncology (ESMO) Annual Meeting in 2021.
Zanidatamab Zovodotin Clinical Program:
On September 12, 2022, preliminary results from our Phase 1 clinical trial evaluating zanidatamab zovodotin for the treatment of HER2-positive tumors were presented by Komal Jhaveri, MD, FACP, medical oncologist, Memorial Sloan Kettering Cancer Center, in a mini-oral presentation during the European Society for Medical Oncology (ESMO) Annual Congress. A total of 77 patients were enrolled in this first-in-human trial, which was designed to determine the maximum tolerated dose of zanidatamab zovodotin, characterize its safety and tolerability, and evaluate anti-tumor activity in HER2-expressing cancers as monotherapy. The patients represented a variety of HER2-expressing cancers including breast, gastroesophageal, ovarian, endometrial, bladder, biliary tract, anal, colorectal, pancreatic and lung. At the time of the analysis, the maximum tolerated dose had not yet been reached. In the trial, zanidatamab zovodotin was shown to have a manageable safety profile with the majority of adverse events being Grade 1 or 2 in severity. In patients with HER2-positive cancers treated with zanidatamab zovodotin at 2.5 mg/kg Q3W (dose escalation + dose expansion), the confirmed objective response rate was 31% and the disease control rate was 72%. The Phase 1 clinical trial is ongoing and continues to enroll patients to study safety, tolerability and activity for an alternate weekly dosing regimen. We expect to present results of this dosing regimen at a medical meeting in 2023 and the recommended phase two dosing schedule before the end of 2022.
Preclinical Programs:
In March 2022, we presented information on our topoisomerase 1 inhibitor (“TOPO1i”) ADC technology at the World ADC London conference. The presentation highlighted preclinical data and the development of our TOPO1i-based payload technology to be used in conjunction with our auristatin-based payload technology in the generation of fit-for-purpose and indication-specific ADCs.
In August 2022, we announced the lead preclinical product candidates, ZW191 and ZW171, for our Early Research & Development (“ER&D”) program as well as timing for an ER&D update, which was held in New York City on October 20, 2022. Our lead ADC preclinical product candidate, ZW191, is folate receptor alpha targeted antibody-drug conjugate with a novel TOPO1i based payload that we believe may be competitive in areas with high unmet clinical need, such as ovarian and other gynecological cancers as well as non-small cell lung cancer. Similarly, our lead multispecific preclinical product candidate, ZW171, a novel and differentiated MSLN-targeted bispecific T-cell engaging antibody generated utilizing our Azymetric bispecific platform, targets the potential treatment of patients in pancreatic, mesothelioma, ovarian, and other MSLN-expressing cancers. These two preclinical product candidates, for which we expect to submit IND applications in 2024, were highlighted along with other preclinical product candidates and platform technologies at the ER&D update on October 20, 2022.
Licensing and Collaboration Agreements:
In April 2022, Atreca announced a licensing agreement with us to utilize our ZymeLink technology to develop novel ADCs. We recognized a $5.0 million research license fee payment in association with this licensing agreement in conjunction with future option exercise fees and development, regulatory, and commercial milestones as well as tiered royalties on net sales of any licensed products at single-digit royalty rates.
On October 18, 2022, Zymeworks BC Inc. entered into the Jazz Collaboration Agreement with Jazz, under which Jazz will have development and commercialization rights of zanidatamab throughout the world, but excluding the People’s Republic of China, Australia, New Zealand, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Uzbekistan, Hong Kong, Taiwan, Macau, Mongolia, South Korea, Brunei Darussalam, Cambodia, Indonesia, Papua New Guinea, Lao People’s Democratic Republic, Malaysia, Myanmar, Philippines, Singapore, Thailand, Timor-Leste, and Vietnam. Under the Jazz Collaboration Agreement, Zymeworks BC Inc. is eligible to receive a $50.0 million upfront payment upon receipt of HSR Clearance, and if Jazz decides that it wants to retain its license and other rights under the Jazz Collaboration Agreement, then Jazz will be required to make an additional payment of $325.0 million within a specified period after the later of (i) the date on which HSR Clearance is received and (ii) the date on which Zymeworks BC Inc. delivers to Jazz top-line data from the locked and cleaned trial database for the Zymeworks ongoing study of zanidatamab in subjects with advanced or metastatic HER2-amplified biliary tract cancers (HERIZON-BTC-01), known as ZWI-ZW25-203, as well as all data, analyses and other information set forth in the Jazz Collaboration Agreement. Jazz’s failure to make the latter payment before the end of such period shall cause the Jazz Collaboration Agreement to terminate automatically and immediately. Zymeworks BC Inc. will be also eligible to receive up to $525.0 million in certain regulatory milestones payments and up to $862.5 million in potential commercial milestone payments, for total potential payments of up to $1.76 billion. Pending approval, Zymeworks BC Inc. is eligible to receive tiered royalties between 10% and 20% on Jazz’s annual net sales, with customary reductions in specified circumstances.
Financing Activities:
On January 31, 2022, we announced the closing of our underwritten public offering which consisted of the issuance of 11,035,000 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 1,875,000 additional shares, and, in lieu of common shares, to certain investors, pre-funded warrants to purchase up to 3,340,000 common shares. The common shares were sold at a price to the public of $8.00 per common share and the pre-funded warrants were sold at a price of $7.9999 per pre-funded warrant, for aggregate gross proceeds to the Company of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in the United States pursuant to our final prospectus, dated January 26, 2022, to our U.S. automatic shelf registration statement on Form S-3ASR, including a prospectus dated October 1, 2021. No securities were offered or sold, directly or indirectly, in Canada or to any resident of Canada.
Executive Team Changes and Restructuring:
On January 5, 2022, we announced the appointment of Mr. Kenneth Galbraith as Chair of our board of directors, Chief Executive Officer and President, effective January 15, 2022. In connection with Mr. Galbraith’s appointment, Dr. Ali Tehrani resigned from the positions of President and Chief Executive Officer and as a member of our board of directors, effective January 15, 2022. We also announced the promotion of our Chief Financial Officer, Mr. Neil Klompas, to the dual position of Chief Operating Officer and Chief Financial Officer. Our board of directors also appointed Ms. Lota Zoth as the board of directors’ lead independent director, effective January 15, 2022.
On January 19, 2022, we announced a restructuring of our workforce (the “Restructuring”), with a target of reducing employee headcount by at least 25% across the organization by the end of 2022. We took these steps as part of our renewed focus on achieving our key strategic priorities and to help create a more cost-efficient organization in order to execute on our strategic priorities. In connection with the Restructuring, we announced changes in our leadership, with the Executive Vice President, Early Development & Chief Scientific Officer, Chief People Officer and Chief Commercial Officer leaving the Company. As of March 31, 2022, we had exceeded the previously announced workforce reduction of 25%, ahead of schedule. The Company has incurred other restructuring charges in connection with the reduction in workforce which are disclosed in note 14 of our interim condensed financial statements included in this Quarterly Report on Form 10-Q. The Company recognized the majority of these charges during the nine months ended September 30, 2022 and does not expect to incur any material additional costs related to the Restructuring.

On February 24, 2022, we announced the appointment of Dr. Christopher Astle to the role of Senior Vice President and Chief Financial Officer of the Company. Dr. Astle succeeded Mr. Klompas in the role of Chief Financial Officer. Following Dr. Astle’s appointment, Mr. Klompas continued in his position as the Company’s Chief Operating Officer.
On June 27, 2022, we announced the appointment of Dr. Paul Moore to the role of Chief Scientific Officer of the Company, effective July 18, 2022.
On August 4, 2022, we announced the appointment of Mr. Neil Klompas to the role of President of the Company in addition to continuing in his position as the Company’s Chief Operating Officer. Mr. Kenneth Galbraith will continue in the role of Chair of our board of directors and the Company’s Chief Executive Officer.
Redomicile:
On July 15, 2022, we announced our intention to become a Delaware corporation, subject to receipt of necessary shareholder, stock exchange, and court approvals (the “Redomicile Transactions”). The Redomicile Transactions were completed on October 13, 2022. As a result, we have continued under the current Zymeworks name and brand, and will continue to maintain significant operations in both Canada and the United States. To effect the Redomicile Transactions, Zymeworks conducted a share exchange, pursuant to which holders of Zymeworks’ common shares exchanged their Zymeworks common shares for shares of common stock of Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or, at their election with respect to all or a portion of their Zymeworks common shares and subject to applicable eligibility criteria and an overall cap, exchangeable shares (the “Exchangeable Shares”) in the capital of a newly formed indirect subsidiary of Zymeworks Inc. A special meeting of Zymeworks security holders was held on October 7, 2022 to approve the Redomicile Transactions. The Redomicile Transactions were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among us and our direct or indirect subsidiaries Zymeworks Inc., Zymeworks CallCo ULC (“Callco”) and Zymeworks ExchangeCo Ltd. (“ExchangeCo”), including a plan of arrangement included as Exhibit A to the Restated and Amended Transaction Agreement (the “Plan of Arrangement”). The foregoing description of the Redomicile Transactions is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Restated and Amended Transaction Agreement, including the Plan of Arrangement, a copy of which is filed as Exhibit 2.1 of our Current Report on Form 8-K filed on August 19, 2022.
Other Matters:
On May 20, 2022, we announced that our board of directors, after thorough consultation with its financial and legal advisors, unanimously determined that an unsolicited, opportunistic, non-binding proposal from an activist shareholder, All Blue Falcons FZE (“All Blue Falcons”), and its affiliates to purchase Zymeworks for $10.50 per share substantially undervalued Zymeworks and was not in the best interest of the Company and its shareholders.
On June 9, 2022, our board of directors adopted a Preferred Shares Rights Agreement (the “Rights Plan”) to reduce the likelihood that any entity, person or group would gain control of the Company through open market accumulation without paying all shareholders an appropriate control premium. It also provided our board of directors with the appropriate time to make informed judgments and take actions that are in the best interests of all shareholders. Under the Rights Plan, the rights became exercisable if an entity, person or group acquired beneficial ownership of 10% or more of our common shares, or 20% in the case of certain passive investors. In the event that the rights became exercisable due to the triggering ownership threshold being crossed, each right would entitle its holder (other than the person, entity or group triggering the Rights Plan, whose rights would become void and will not be exercisable) to purchase, at the then-current exercise price, additional shares of common stock having a then-current market value of twice the exercise price of the right. The Rights Plan was scheduled to expire on June 8, 2023. On October 12, 2022, in connection with the anticipated closing of the Redomicile Transactions, the Rights Plan was amended to revise the expiration date from June 8, 2023 to October 13, 2022.
On October 12, 2022, we entered into a Preferred Stock Rights Agreement (the “New Rights Plan”). Under the New Rights Plan, in connection with the consummation of the Redomicile Transactions, our board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each share of common stock outstanding at 12:01 a.m. (Pacific Time) on October 13, 2022 (the “Record Date”) and for each share of common stock that becomes outstanding, including any shares of common stock issued in connection with the Redomicile Transactions and as consideration for the Exchangeable Shares, as applicable, between the Record Date and the earlier of the distribution date as set forth in the New Rights Plan and the expiration of the Rights. The terms of the New Rights Plan are substantively similar in all material respects to the terms of the Rights Plan.

Strategic Partnerships and Collaborations
Our novel product candidates, together with the unique combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships and collaborations, including with Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, Iconic, and Atreca, provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutic pipeline. Under our strategic partnerships and collaboration agreements, we have received over $240.0 million to date in the form of non-refundable upfront payments and milestone payments. In addition, under our active strategic partnerships and collaboration agreements, we are eligible to receive up to $2.9 billion in preclinical and development milestone payments and $6.1 billion in commercial milestone payments, as well as tiered royalties on potential future product sales. The foregoing figures exclude any amounts potentially payable to us pursuant to the Jazz Collaboration Agreement. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
There have not been any material changes to the key terms of any of our licensing and collaboration agreements, since December 31, 2021. In April 2022 we added Atreca as a strategic partner. Furthermore, on October 18, 2022, we entered into the Jazz Collaboration Agreement as discussed in “Recent Developments” above. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2021.
Financial Operations Overview
Revenue
Our revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable payments for licenses or options to obtain future licenses, research and development funding and milestone payments earned under collaboration and license agreements. We expect that collaboration revenue from our strategic partnerships will be our primary source of revenue for the foreseeable future.
Operating Expenses
Our operating expenses consist primarily of research and development expenses and general and administrative expenses. Personnel costs including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate certain indirect expenses associated with our facilities, information technology, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee.
Research and Development Expense
Research and development expenses consist of expenses incurred in performing research and development activities such as conducting clinical trials and preclinical research studies, technical and manufacturing operations, regulatory affairs and other indirect expenses in support of advancing our product candidates and therapeutic platforms. Research and development expenses include third-party program costs, internal personnel costs and other indirect costs as follows:
•fees paid to CROs, consultants, subcontractors and other third-party vendors for work performed for our clinical trials, preclinical studies and regulatory activities;
•fees paid to third-party manufacturers to produce our product candidate supplies;
•amounts paid to vendors and suppliers for laboratory supplies;
•fees, milestone payments and other expenses incurred in connection with license agreements and amendments;

•employee-related expenses such as salaries and benefits and stock-based compensation;
•depreciation of laboratory equipment, computers and leasehold improvements; and
•overhead expenses such as facilities, information technology and other allocated items.
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Our research and development expenses may increase in the future as we continue to develop our platforms and product candidates.
General and Administrative Expense
General and administrative expenses consist of salaries, benefits and stock-based compensation costs for employees in our executive, finance, legal, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, business insurance, facilities and information technology costs and other expenses. Our general and administrative expenses may increase in the future as we expand our infrastructure to support our ongoing research and development activities.
Other Income (Expense)
Other income (expense) primarily consists of interest income and foreign exchange gain (loss).
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2021.
Our management’s discussion and analysis of financial condition and results of operations is based on our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these interim condensed consolidated financial statements requires us to make estimates, judgments and assumptions that are inherently uncertain that affect the amounts reported in the interim condensed consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an ongoing basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenue and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the interim condensed consolidated financial statements prospectively from the date of the change in estimate.
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2022 as compared to what has been described in our most recent annual consolidated financial statements.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including current and potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our interim condensed consolidated financial statements. While there was no material impact to our interim condensed consolidated financial statements as of and for the nine months ended September 30, 2022, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.

Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2022 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Revenue from research and collaborations	$2.6	$4.4	$(1.8)	(41)%	$10.0	$6.8	$3.2	47%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $1.8 million in the three months ended September 30, 2022 compared to the same period in 2021. Revenue for the three months ended September 30, 2022 included $2.6 million from our partners for research support and other payments. Revenue for the same period in 2021 included milestone revenue of $4.0 million from Janssen and $0.4 million from our partners for research support and other payments.
Total revenue increased by $3.2 million in the nine months ended September 30, 2022 compared to the same period in 2021. Revenue for the nine months ended September 30, 2022 included a $5.0 million research license fee from our Atreca licensing agreement and $5.0 million from our partners for research support and other payments. Revenue for the same period in 2021 included milestone revenue of $4.0 million from Janssen and $2.8 million from our partners for research support and other payments.

Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Third-party research and development program expenses:
Clinical development programs(1):
Zanidatamab	$15.7	$18.1	$(2.4)	(13)%	$90.5	$55.5	$35.0	63%
Zanidatamab zovodotin	1.3	2.4	(1.1)	(46)%	2.2	9.2	(7.0)	(76)%
Preclinical and other research programs	2.9	4.8	(1.9)	(40)%	4.9	11.0	(6.1)	(55)%
	19.9	25.3	(5.4)	(21)%	97.6	75.7	21.9	29%
Unallocated departmental research and development expenses:
Salaries and benefits	10.1	14.7	(4.6)	(31)%	41.2	41.4	(0.2)	—%
Stock-based compensation (recovery) expense	2.2	4.6	(2.4)	(52)%	0.7	12.5	(11.8)	(94)%
Other unallocated expenses	4.9	5.3	(0.4)	(8)%	16.1	15.3	0.8	5%
Research and development expense	$37.1	$49.9	$(12.8)	(26)%	$155.6	$144.9	$10.7	7%
(1) Clinical trial expenses incurred may vary from period to period based on underlying activities.
Research and development expense decreased by $12.8 million in the three months ended September 30, 2022 compared to the same period in 2021. For the three months ended September 30, 2022, research and development expense included non-cash stock-based compensation expense of $2.2 million comprised of a $2.2 million expense from equity classified awards (three months ended September 30, 2021 – $5.6 million expense) and a nominal amount of expense related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (three months ended September 30, 2021 - $1.0 million recovery). Excluding stock-based compensation expense, research and development expense decreased by $10.4 million or 23% in the three months ended September 30, 2022 compared to the same period in 2021. The decrease related primarily to lower employee compensation expense as a result of a decrease in headcount due to the Company's Restructuring program, a decrease in manufacturing and clinical expenses for zanidatamab, as well as a decrease in licensing expenses related to preclinical activities.
Research and development expense increased by $10.7 million in the nine months ended September 30, 2022 compared to the same period in 2021. For the nine months ended September 30, 2022, research and development expense included non-cash stock-based compensation expense of $0.7 million comprised of a $1.5 million expense from equity classified awards (nine months ended September 30, 2021 – $15.7 million expense) and a $0.8 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (nine months ended September 30, 2021 - recovery of $3.2 million). Excluding stock-based compensation expense, research and development expense increased by $22.5 million or 17% in the nine months ended September 30, 2022 compared to the same period in 2021. The increase related primarily to higher manufacturing expenses of zanidatamab for process performance qualification activities and clinical trial expenses for zanidatamab. These were partially offset by a decrease in licensing expenses related to preclinical activities.

General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Salaries and benefits	$4.3	$7.0	$(2.7)	(39)%	$17.4	$19.7	$(2.3)	(12)%
Stock-based compensation expense (recovery)	2.5	1.2	1.3	108%	(1.5)	(0.7)	(0.8)	(114)%
Professional fees, consulting and business insurance	6.9	4.5	2.4	53%	16.7	11.8	4.9	42%
Other general and administrative expenses	2.2	2.8	(0.6)	(21)%	10.6	5.9	4.7	80%
General and administrative expense	$15.9	$15.5	$0.4	3%	$43.2	$36.7	$6.5	18%
General and administrative expense increased by $0.4 million for the three months ended September 30, 2022 compared to the same period in 2021. For the three months ended September 30, 2022, general and administrative expense included non-cash stock-based compensation expense of $2.5 million comprised of a $2.5 million expense from equity classified awards (three months ended September 30, 2021 – $4.8 million expense) and a nominal amount of expense related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended September 30, 2021 – $3.6 million recovery). Excluding stock-based compensation, general and administrative expense decreased by $0.9 million or 6% in the three months ended September 30, 2022 compared to the same period in 2021. This decrease was primarily due to a decrease in salaries and benefits expense as a result of a decrease in headcount due to the Company's Restructuring program, partially offset by an increase in professional fees, depreciation and other expenses in 2022.
General and administrative expense increased by $6.5 million for the nine months ended September 30, 2022 compared to the same period in 2021. For the nine months ended September 30, 2022, general and administrative expense included non-cash stock-based compensation expense of $1.5 million recovery comprised of a $1.5 million expense from equity classified awards (nine months ended September 30, 2021 – $14.3 million expense) and a $3.0 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (nine months ended September 30, 2021 – recovery of $15.0 million). Excluding stock-based compensation, general and administrative expense increased by $7.3 million or 20% in the nine months ended September 30, 2022 compared to the same period in 2021. This increase was primarily due to severance and other expenses incurred due to the Company's Restructuring program in 2022 and an increase in professional fees, depreciation expenses as well as a non-recurring sales tax refund recognized in 2021, which partially offset expenses in the same period in 2021. The increase in expenses during 2022 were partially offset by a decrease in salaries and benefits expense as a result of a decrease in headcount due to the Company's Restructuring program.
We expect our operating expenses (consisting of research and development expense and general and administrative expense) to continue to decline in the remainder of 2022, driven by a reduction in clinical expenses, technical and manufacturing expenses and the impact of the Company’s Restructuring program.
Other Income, net

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2022	2021			2022	2021

Other income, net	$2.5	$1.1	$1.4	122%	$3.7	$2.9	$0.8	28%
Other income, net increased by $1.4 million for the three months ended September 30, 2022 compared to the same period in 2021. Other income, net for 2022 included $1.1 million in interest income and $1.4 million in net foreign exchange gain and other miscellaneous amounts. Other income, net for the three months ended September 30, 2021 included $0.3 million in interest income and a $0.8 million net foreign exchange gain and other miscellaneous amounts.
Other income, net increased by $0.8 million for the nine months ended September 30, 2022 compared to the same period in 2021. Other income, net for 2022 included $1.9 million in interest income and $1.8 million in net foreign exchange gain and other miscellaneous amounts. Other income, net for the nine months ended September 30, 2021 included $1.7 million in interest income and a $1.3 million net foreign exchange gain and other miscellaneous amounts.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
On January 31, 2022, we completed a public offering pursuant to which we sold (i) 11,035,000 common shares (including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option), at $8.00 per common share and 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant. We received gross proceeds of $115.0 million and net proceeds were $107.5 million, after underwriting discounts, commissions and estimated offering expenses.
As of September 30, 2022, we had $166.2 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(183.3)	$(141.9)
Investing activities	(31.8)	146.5
Financing activities	109.0	7.3
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.4)
Net change in cash and cash equivalents	$(105.8)	$11.5
Operating Activities
During the nine months ended September 30, 2022, cash used in operating activities was $183.3 million compared to $141.9 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to higher clinical trial expenses for zanidatamab and increased drug manufacturing expenses, professional fees as well as severance and other expenses incurred due to the Company's Restructuring program, partly offset by lower clinical trial expense for zanidatamab zovodotin and deprioritized research projects as well as increase in proceeds from collaborations in 2022.
Investing Activities
Net cash used in investing activities for the nine month period ended September 30, 2022 was primarily related to net purchases of short-term investments in marketable securities of $19.5 million and cash outflows of $12.2 million for the acquisition of property and equipment in relation to our new office and lab spaces in Canada and an increase in intangible assets including software implementation costs. Net cash provided by investing activities for the nine month period ended September 30, 2021 was primarily related to redemptions of short-term investments in marketable securities of $154.1 million partially offset by cash outflows of $7.6 million for the acquisition of property and equipment.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2022 included $107.5 million relating to net proceeds from our January 2022 public offering of equity securities and $1.4 million from the issuance of common shares in relation to our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2021 included net proceeds of $5.4 million from stock option exercises and $2.1 million from the issuance of common shares in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II, Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties - We may not realize the anticipated benefits of our strategic partnerships”.
We will need substantial additional funding to support our continuing operations and pursue our long-term business plans. Accordingly, our future funding requirements will depend on many factors, including but not limited to:
•the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements as well as our ability to enter into new arrangements;
•the timing and the costs of obtaining regulatory approvals for any of our current or future drug candidates;
•the cost of commercialization activities if any of our current or future drug candidates are approved for sale, including marketing, sales and distribution costs; and
•the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval.
If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our shareholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. A deterioration in the equity or credit markets may make any necessary debt or equity financing more difficult, more costly and more dilutive.
Segment Reporting
We view our operations and manage our business in one segment, which is the development of next-generation multifunctional biotherapeutics.
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of November 4, 2022, 62,996,314 shares of common stock were issued and outstanding. In addition, as of November 4, 2022, we had 2,079,224 shares of common stock issuable pursuant to 2,079,224 pre-funded warrants, 3,744,542 shares of common stock issuable pursuant to 3,744,542 exercisable outstanding stock options, 4,001,034 shares of common stock issuable pursuant to 4,001,034 outstanding options that were not exercisable at that date, and 181,933 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement, we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding (the “Special Voting Preferred Stock”), enabling the Share Trustee to exercise voting rights for the benefit of the Exchangeable Shareholders.

In connection with the consummation of the Plan of Arrangement, 1,423,533 Exchangeable Shares were issued to former
Zymeworks BC Inc. shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable
Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when Callco purchases Exchangeable Shares from the Exchangeable Shareholder under Callco’s overriding call rights.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
We are exposed to market risks in the ordinary course of our business that may affect our results of operations, cash flows and fair values of assets and liabilities, including interest rate movements, volatility in foreign currency exchange rates, and changes in economic conditions as a result of the COVID-19 pandemic. The primary market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and foreign exchange rates.
Interest Rate Risk
Our exposure to interest rate risk relates primarily to our cash, cash equivalents and short-term investments. At September 30, 2022 and December 31, 2021, we had cash, cash equivalents and short-term investments of $166.2 million and $252.6 million, respectively, consisting primarily of funds in cash, guaranteed investment certificates and term deposits. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of our investment portfolio, a hypothetical 10% increase or decrease in interest rates or in investment returns would not have a material effect on the fair market value of our portfolio or investment income. Our investment portfolio is primarily composed of short-term investments with maturities less than 12 months and our long term investments in debt securities are held to maturity. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
Foreign Currency Exchange Risk
Our functional currency is the U.S. dollar as most of our revenues and operating expenses are denominated in U.S. dollars. We incur certain operating expenses in Canadian dollars and other foreign currencies and accordingly, are subject to foreign currency transaction risk. We do not use derivative instruments to hedge exposure to foreign currency transaction risk due to the low volume of transactions denominated in Canadian dollars and other foreign currencies. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.

At September 30, 2022, our net monetary assets denominated in Canadian dollars were $0.5 million (C$0.7 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our interim condensed consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a nominal foreign exchange gain (loss) in our Condensed Consolidated Statement of Loss and Comprehensive Loss for the nine months ended September 30, 2022.
Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial expenses. We do not believe that inflation and changing prices had a material impact on our business, financial condition, or results of operations for any of the periods presented herein.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Quarterly Report on Form 10-Q, including our interim condensed consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Quarterly Report on Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Quarterly Report on Form 10-Q. See “Cautionary Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and/or prospects. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common shares speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC, before making an investment decision regarding our common shares.
•We have a limited number of product candidates, all which are still in clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
•Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
•Our long term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
•Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; no regulatory agency has made any determination that any of our product candidates are safe or effective for use by the general public for any indication.
•We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.
•Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.
•We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
•If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

•Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•Current and future legislation may increase the difficulty and cost for us to commercialize any products that we or our strategic partners develop and affect the prices we may obtain.
•We may fail to realize certain benefits of the Redomicile Transactions, including as a result of the shares of our common stock not being included in a U.S. stock market index.
•Our effective tax rate may change in the future, including as a result of the Redomicile Transactions.
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
•We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
•We will depend on our collaborative relationship with Jazz to further develop and commercialize zanidatamab, and if our relationship is not successful or is terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
•Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
•We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
•We rely on third parties to monitor, support, conduct and oversee clinical trials of the product candidates that we are developing and, in some cases, to maintain regulatory files for those product candidates. We may not be able to obtain regulatory approval for our product candidates or commercialize any products that may result from our development efforts if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.
•If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.
•If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.
•Our stock price is likely to be volatile and the market price of our common stock may drop below the price paid by stockholders.
•Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws might delay, discourage or prevent a change in control of Zymeworks or changes in our management, thereby depressing the market price of our common stock.
Risk Factors
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We have a limited number of product candidates, all which are still in pre-clinical or clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or comparable regulatory authorities outside the United States. Our product candidates are in pre-clinical or clinical development and we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
•completing clinical trials that demonstrate the efficacy and safety of our product candidates;
•preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•establishing and maintaining adequate commercial manufacturing arrangements or establishing our own commercial manufacturing capabilities or reliable arrangements with third-party contract manufacturers;
•potential pre-approval audits of nonclinical sites, clinical trial sites, and third-party manufacturing sites that generated the data and product in support of the marketing application; and
•launching commercial sales, marketing and distribution operations.
Many of these factors are wholly or partially beyond our control, including clinical advancement, the regulatory submission process and changes in the competitive landscape. If we do not achieve one or more of these factors in a timely manner, we could experience significant delays or an inability to develop our product candidates at all.
Clinical trials are expensive, time consuming, difficult to design and implement, and involve uncertain outcomes. Furthermore, the results of previous preclinical studies and clinical trials may not be predictive of future results, and the results of our current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
We have not previously submitted a Biologics License Application (“BLA”) to the FDA or similar marketing applications to foreign health authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature of our product candidates may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or foreign health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. Positive or timely results from preclinical or early-stage trials do not ensure positive or timely results in late-stage clinical trials or product approval by the FDA or comparable regulatory authorities outside the United States. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Moreover, success in preclinical studies or early-stage clinical trials does not mean that future clinical trials or registrational clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable regulatory authorities outside the United States, despite having progressed through preclinical studies and initial clinical trials. Product candidates that have shown promising results in early clinical trials may suffer significant setbacks in subsequent clinical trials or registrational clinical trials. For example, a number of companies in the pharmaceutical industry have suffered significant setbacks in late-stage clinical trials, even after obtaining promising results in earlier-stage clinical trials. Similarly, interim results of a clinical trial do not necessarily predict final results.
There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development.

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:
•the FDA or foreign health authorities may disagree with the design, implementation or data analyses of our clinical trials;
•the FDA or foreign health authorities may determine that our product candidate(s) do not have adequate risk-benefit ratio or have undesirable or unintended side effects, toxicities or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
•the FDA or foreign health authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of our product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or foreign health authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
•the approval policies or regulations of the FDA or foreign health authorities may significantly change in a manner rendering our clinical data insufficient for approval.
Additionally, we have conducted, and may in the future conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA and its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trials we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or halt our development of any future product candidates.
If clinical trials for our product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize our product candidates on a timely basis, or at all, which would require us to incur additional costs and delay our receipt of any product revenue.
We are currently evaluating zanidatamab in Phase 1, 2 and 3 clinical trials and zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
Under the Jazz Collaboration Agreement, Jazz has discretion on whether to continue our collaboration following receipt of top-line clinical data from our HERIZON-BTC-01 clinical trial. Jazz may decide to not continue the collaboration, and, as a result, we would not receive the $325 million payment under the agreement, and would also be ineligible to receive any future regulatory and commercial milestones or royalties following the automatic termination of the agreement. Additionally, the first $50 million upfront payment pursuant to the Jazz Collaboration Agreement is contingent upon receipt of HSR Clearance. While we expect to obtain HSR Clearance, there can be no guarantee that it will be received. Further, if HSR Clearance is not received by a certain date, either we or Jazz could terminate the Jazz Collaboration Agreement, in which case, we would not receive any of the upfront payments thereunder.
Any clinical trials that we may conduct may not demonstrate the safety and efficacy profiles necessary to obtain regulatory approval to market our product candidates. As we continue developing our product candidates, serious adverse events, undesirable side effects, or unexpected characteristics may emerge, causing us to abandon these product candidates or limit their development to more narrow uses or subpopulations in which the risk-benefit ratio is more acceptable.

Patients treated with our product candidates may experience side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to a variety of factors, including, but not limited to, changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants.
The commencement or completion of these planned clinical trials could be substantially delayed or prevented by many factors, including:
•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
•any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
•inability to obtain sufficient funds required for a clinical trial;
•clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
•delay or failure to manufacture sufficient supplies of the product candidate for our clinical trials;
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
•delay or failure to obtain institutional review board (“IRB”) approval to conduct a clinical trial at a prospective site;
•slower than expected rates of patient recruitment and enrollment;
•failure of patients to complete the clinical trial;
•the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
•lack of efficacy during clinical trials;
•termination of our clinical trials by one or more clinical trial sites;
•inability or unwillingness of patients or clinical investigators to follow our clinical trial protocols;
•inability to monitor patients adequately during or after treatment by us or our CROs;
•our CROs or clinical study sites failing to comply with the trial protocol or regulatory requirements or meet their contractual obligations to us in a timely manner, or at all, deviating from the protocol or dropping out of a study;
•the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial;
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or foreign health authorities for violations of applicable regulatory requirements;
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or foreign health authorities to temporarily or permanently shut down due to violations of current good manufacturing practices (“cGMP”) regulations or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
•the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing;

•our clinical trials may be suspended or terminated upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates; and
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial.
We could also experience delays in physicians enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments or other clinical trials. Furthermore, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or foreign health authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.
Securing regulatory approval also requires the submission of information about the manufacturing processes and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or foreign health authorities may fail to approve our manufacturing processes or facilities, whether run by us or our CMOs. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical and/or clinical studies to bridge our modified product candidates to earlier versions.
Changes in regulatory requirements, policies and guidelines may also occur and we may need to significantly amend clinical trial protocols to reflect these changes with appropriate regulatory authorities. These changes may require us to renegotiate terms with CROs or resubmit clinical trial protocols to IRBs for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us.
Any failure or significant delay in commencing or completing clinical trials for our product candidates would adversely affect our ability to obtain regulatory approval, and our commercial prospects and ability to generate product revenue will be diminished.
In addition, even if the trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or foreign health authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or foreign health authorities will view any of our product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the FDA or foreign health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. To the extent that the results of the trials are not satisfactory to the FDA or foreign health authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.

Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in clinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early stage research and development efforts may not yield any promising product candidates. Even if our research and development efforts yield product candidates that advance into clinical studies, the historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of other product candidates we may develop will depend on many factors, including the following:
•generating sufficient data to support the initiation or continuation of clinical trials;
•obtaining regulatory permission to initiate clinical trials;
•contracting with the necessary parties to conduct clinical trials;
•successful enrollment of patients in, and the completion of, clinical trials on a timely basis;
•the timely manufacture of sufficient quantities of the product candidate for use in clinical trials; and
•adverse events in the clinical trials.

Even if we successfully advance any other product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. Accordingly, we cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from our other product candidates.
If we, or any of our partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis or at all.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In particular, we are developing certain of our product candidates for the treatment of rare diseases, which have limited pools of patients from which to draw for clinical testing. If we, or any of our strategic partners that perform clinical tests for our product candidates, are unable to enroll a sufficient number of patients to complete clinical testing, we will be unable to gain marketing approval for such product candidates and our business will be harmed.
In addition, the U.S. federal Right to Try Act, among other things, provides a federal framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. While there is no obligation to make product candidates available to eligible patients as a result of the Right to Try Act, new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.
The design or our execution of clinical trials may not support regulatory approval.
The design or execution of a clinical trial can determine whether its results will support regulatory approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We do not know whether any Phase 2, Phase 3 or other clinical trials we or any of our strategic partners may conduct will demonstrate consistent or adequate efficacy and safety to obtain regulatory approval to market our product candidates.
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, preliminary or topline data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or topline data previously published. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and topline data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.
In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically more extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. Similarly, even if we are able to complete our planned and ongoing preclinical studies and clinical trials of our product candidates according to our current development timeline, the positive results from such preclinical studies and clinical trials of our product candidates may not be replicated in subsequent preclinical studies or clinical trial results.
Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in early-stage development and we cannot be certain that we will not face similar setbacks. These setbacks have been caused by, among other things, preclinical and other nonclinical findings made while clinical trials were underway or safety or efficacy observations made in preclinical studies and clinical trials, including previously unreported adverse events. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses and many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials nonetheless failed to obtain FDA or other regulatory approval.
Our business has been and may continue to be adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. As a result of COVID-19, in March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external CROs to complement the temporarily reduced capacity at our lab facilities. Certain clinical trial activities, including patient enrollment and site activations, were delayed or otherwise impacted by COVID-19.
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our operations will depend on future developments, which are highly uncertain and cannot be predicted, such as the location, duration and severity of outbreaks (including future potential waves or cycles), travel restrictions and social distancing, business closures or disruptions and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. A lack of coordinated response on risk mitigation and global vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. Insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus. For example, new waves of infections from several COVID-19 subvariants have in some cases led to record infections and increased hospitalizations and fatalities in certain geographic regions.
If the COVID-19 pandemic worsens or continues for a prolonged period of time, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
•disruption to and delays in preclinical research activities due to extended closure or reduced capacity of lab facilities;

•further delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•patients discontinuing their treatment or follow-up visits;
•further delays or difficulties in clinical site initiation, including limitations on access to sites, limitations to site initiation activities that can be carried out remotely, and limitations on the number of clinical site staff on site from time to time;
•interruption of key clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others;
•shortages, disruptions in supply, logistics or other activities related to the procurement of materials and other supplies, which could have a negative impact on our ability to conduct preclinical research, initiate or complete our clinical trials or commercialize our product candidates;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of clinical trials;
•interruption of key business activities due to illness and/or quarantine of key individuals and delays associated with recruiting, hiring and training new temporary or permanent replacements for such key individuals, both internally and at our third-party service providers and strategic partners;
•limitations in resources that would otherwise be focused on the conduct of our business or our current or planned clinical trials or preclinical research, including because of sickness, the desire to avoid contact with large groups of people, restrictions on travel, or prolonged stay-at-home or similar working arrangements;
•delays in receiving approvals from regulatory authorities to initiate our planned clinical trials;
•changes in regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue clinical trials altogether;
•delays in necessary interactions with regulators (including the FDA), ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel;
•disruptions to our strategic partners’ operations, which could delay the development of our product candidates in certain geographical regions and thereby affect the timing of development and commercial milestone payments and royalties on potential future product sales we may receive; and
•limitations on our ability to recruit any necessary preclinical research, clinical, regulatory and other professional staff on the timeframe required to support our research and development programs.
In addition, COVID-19 could result in the continued significant disruption of global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. COVID-19 has resulted in heightened financial market volatility that may continue, which could adversely impact the value of our common stock.
The Fast Track and Breakthrough Therapy designations we have received for zanidatamab may not result in faster development, regulatory review or approval process.
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for refractory gene-amplified BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab in patients with previously-treated HER2 gene-amplified BTC. While we anticipate meeting with the FDA in 2023 to discuss the data readout from the HERIZON-BTC-01 study in support of submitting a BLA for zanidatamab in patients with previously-treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If our clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, we may not realize all the benefits associated with the Fast Track designation. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures.

Development of product candidates in combination with other therapies could expose us to additional risks.
Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, the European Medicines Agency (“EMA”) or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, such as government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations and risk management methods, among other considerations, to meet user fee commitments and goal dates as well as plans toward resuming standard operational levels. Additional policies or changes to current policies may be implemented in the future. If global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Successful development of our current and future product candidates is uncertain and we may discontinue or reprioritize the development of any of our product candidates at any time, at our discretion.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.

Additionally, because we have limited financial and managerial resources, we focus on research programs, therapeutic platforms and product candidates that we identify for specific indications. As a result, we may forgo or delay pursuit of opportunities with other therapeutic platforms or product candidates or for other indications that later prove to have greater commercial potential. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights.
Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales; no regulatory agency has made any determination that any of our product candidates are safe or effective for use by the general public for any indication.
All of our product candidates are still in preclinical or clinical development. Consequently, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. Zanidatamab and zanidatamab zovodotin continue to be evaluated in clinical trials, and the results of these and future clinical trials may show that zanidatamab, zanidatamab zovodotin or our other product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.
If any of our product candidates receive marketing approval and we or others later identify undesirable or unacceptable side effects caused by such products:
•regulatory authorities may require us to take our approved product off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on product distribution, prescribing and/or dispensing;
•we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we may be subject to limitations on how we may promote the product;
•sales of the product may decrease significantly;
•we may be subject to litigation or product liability claims; and
•our reputation may suffer.
Any of these events could prevent us or our current or future strategic partners from achieving or maintaining market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating revenue from the sale of any future products.
We face significant competition, and if our competitors develop and market products that are more effective, safer or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are currently developing biotherapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing products in our field before we do.
Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using next-generation antibody therapeutic platforms to address specific cancer targets. These companies include MacroGenics, Inc., AstraZeneca PLC/Daiichi Sankyo, Roche AG, Seagen and others.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for our product candidates, which could result in our competitors establishing a strong market position before we are able to enter the market.
Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we fail to stay at the forefront of technological change, we may be unable to compete effectively. Technological advances or products developed by our competitors may render our technologies or product candidates obsolete, less competitive or not economical.
In addition, we expect to compete with biosimilar versions of already approved products like trastuzumab or pertuzumab, and even if our product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them.
The Biologics Price Competition and Innovation Act of 2009, which is included in the Patient Protection and Affordable Care Act (the “PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
If any of our product candidates receive regulatory approval, the approved products may not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, in which case revenue generated from their sales would be limited.
The commercial success of our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of our product candidates will depend on a number of factors, including:
•limitations or warnings contained in the approved labeling for a product candidate;
•changes in the standard of care for the targeted indications for any of our product candidates;
•limitations in the approved clinical indications for our product candidates;
•demonstrated clinical safety and efficacy compared to other products;
•sales, marketing and distribution support;
•availability of coverage and extent of reimbursement from managed care plans and other third-party payors;
•timing of market introduction and perceived effectiveness of competitive products;

•availability of alternative therapies at similar or lower cost, including generic, biosimilar and over-the-counter products;
•the extent to which the product candidate is approved for inclusion on formularies of hospitals and managed care organizations;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular diseases;
•whether the product can be used effectively with other therapies to achieve higher response rates;
•adverse publicity about our product candidates or favorable publicity about competitive products;
•convenience and ease of administration of our products; and
•potential product liability claims.
If any of our product candidates are approved, but do not achieve an adequate level of acceptance by physicians, patients and the medical community, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources and may never be successful.
We may be unable to obtain orphan drug exclusivity in specific indications for zanidatamab or in future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.
The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC and GEA, the EMA has granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The loss of Orphan Drug Designation could have a negative effect on our ability to successfully commercialize our product candidates, earn revenues and achieve profitability.
Even if we obtain orphan drug exclusivity for zanidatamab, or for any other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we are unable to manufacture sufficient supply of our product to meet the needs of patients, the FDA can withdraw our orphan exclusive marketing rights or approve another marketing application for the same drug product before the expiration of the exclusivity period.
Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs for us and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and region to region and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
Our ability to eventually generate significant revenues from product sales will depend on a number of factors, including:
•successful completion of preclinical studies;
•submission of INDs or other regulatory applications for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
•successful enrollment in, and completion of, clinical trials;
•achieving favorable results from clinical trials;
•receipt of marketing approvals from applicable regulatory authorities;
•establishing and maintaining sufficient manufacturing capabilities, whether internally or with third parties, for clinical and commercial supply;
•obtaining pricing, reimbursement, and hospital formulary access;
•establishing sales, marketing and distribution capabilities and launching commercial sales of our products, if and when approved, whether alone or in combination with other products;
•sufficiency of our financial and other resources to complete the necessary preclinical studies and clinical trials and commercialization activities;
•effectively competing with other therapies;
•developing and implementing successful marketing and reimbursement strategies;
•obtaining and maintaining patent, trade secret and other intellectual property protection and regulatory exclusivity for our product candidates; and
•maintaining a continued acceptable safety profile of any product following approval, if any.
If we do not achieve one or more of these requirements in a timely manner, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.
We cannot be certain that our clinical trials will be initiated and completed on time, if at all, or whether our planned clinical strategy will be acceptable to the FDA or foreign health authorities. In addition, the COVID-19 pandemic is still evolving, and it is impossible to predict the impact this pandemic may have on the development of our product candidates, our preclinical studies and clinical trials, and our business. To become and remain profitable, we must develop, obtain approval for and eventually commercialize products, if approved, that generate significant revenue. In addition, it is not uncommon for product candidates to exhibit unforeseen safety issues or inadequate efficacy when tested in humans despite promising results in preclinical animal models or earlier trials, and we may ultimately be unable to demonstrate adequate safety and efficacy of our product candidates to obtain marketing approval. Even if we obtain approval and begin commercializing one or more of our product candidates, we may never generate revenue that is significant or large enough to achieve profitability.
Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development, manufacturing and other expenditures to develop and market additional product candidates. Our failure to become or remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

Reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance. If there is not sufficient reimbursement for our products, it is less likely that our products will be widely used.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. The pricing review period begins after marketing or product licensing approval is granted in most cases. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country.
Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. In many jurisdictions, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. If we are not currently capturing the scientific and clinical data that will be required for reimbursement approval, we may be required to conduct additional trials, which may delay or suspend reimbursement approval. Additionally, in the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of a product candidate that receives regulatory approval to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.
Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels. We cannot be certain that reimbursement will be available for any products that we develop. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any of our approved products.
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. Congress is currently considering legislation that, if passed, could have significant impact on prices of prescription drugs covered by Medicare, including limitations on drug price increases and allowing Medicare to negotiate drug pricing for certain drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
There may be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA, EMA or other regulatory authorities. Moreover, eligibility for coverage and reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution expenses. Interim reimbursement levels for new drugs, if applicable, may also be insufficient to cover our and any collaborator’s costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that currently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Our or any collaborator’s inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we or our strategic partners develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

If the market opportunities for any product that we or our strategic partners develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer.
We intend to initially focus our independent product candidate development on treatments for oncology. Our projections of addressable patient populations that have the potential to benefit from treatment with our product candidates are based on estimates. If our projections are inaccurate, the market opportunities for any of our product candidates could be significantly diminished and have an adverse material impact on our business.
We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts to date have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. In addition, although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our stock price.
Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product.
For any approved product, we will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and good clinical practice (“GCP”), for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of the product;
•withdrawal of the product from the market or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA, EMA or another applicable regulatory authority to approve pending applications or supplements to approved applications filed by us or our strategic partners, or suspension or revocation of product license approvals;
•product seizure or detention, or refusal to permit the import or export of products; and
•injunctions or the imposition of civil or criminal penalties.
Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, the Department of Justice, the Inspector General of the Department of Health and Human Services, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.
We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients, and will face an even greater risk if product candidates are approved by regulatory authorities and introduced commercially. Product liability claims may be brought against us or our strategic partners by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
•decreased demand for any future approved products;
•injury to our reputation;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;
•significant litigation costs;
•substantial monetary awards to, or costly settlement with, patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize our product candidates.
We may need to have in place increased product liability coverage when we begin the commercialization of our product candidates. Insurance coverage is becoming increasingly expensive. As a result, we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.
Patients with cancer and other diseases targeted by our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end our opportunity to receive or maintain regulatory approval to market our product candidates, or require us to suspend or abandon our commercialization efforts. Even in a circumstance in which we do not believe that an adverse event is related to our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.

If we or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or prevented.
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and foreign regulations. If contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our product candidates will not occur in the future. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. While we currently outsource all manufacturing to third parties, we and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials.
Material modifications in methods of product candidate manufacturing or formulation may result in additional costs or delay.
As product candidates are developed through preclinical to late-stage clinical trials towards approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
Strategic transactions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
We actively evaluate various strategic transactions on an ongoing basis. For example, we may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing agreements, divestitures or other transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies and operations into our existing business;
•retention of key employees;
•diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates and marketing approvals;
•increases in our expenses and reductions in our cash available for operations and other uses; and
•possible write-offs or impairment charges relating to acquired businesses.
Also, the anticipated benefit of any strategic transaction may not materialize or such strategic transaction may be prohibited. Additionally, future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of any future strategic alliances, joint ventures, investments, acquisitions, divestitures or other strategic transactions, or the effect that any such transactions might have on our operating results.

Many governments impose strict price controls, which may adversely affect our future profitability.
In many countries, particularly in those in the European Union (“EU”), prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.
Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we or our strategic partners might obtain marketing approval for a product candidate in a particular country, but then be subject to price regulations that delay commercial launch of the product candidate, possibly for lengthy time periods, and negatively impact the revenue that is generated from the sale of the product in that country. If reimbursement of such product candidates is unavailable or limited in scope or amount, if pricing is set at unsatisfactory levels, or if there is competition from lower priced cross-border sales, our profitability will be negatively affected.
Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we and our CROs and other service providers collect, store and otherwise process petabytes of sensitive data, including legally protected health information, personal information, intellectual property and proprietary business information owned or controlled by ourselves or our strategic partners. We manage and maintain our applications and data by utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.
Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those of our CROs and our other third-party service providers may utilize may be vulnerable to attacks by hackers or viruses or breached, interrupted or compromised due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information). Any such breach, incident, or interruption could compromise systems and networks used in our business and lead to the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, there is no guarantee that we or our third-party service providers can protect our systems or networks or other systems or networks used in our business from security breaches, incidents, or compromises. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information upon entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and subcontractors that perform services for them that involve individually identifiable health information. Mandatory penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Although most drug manufacturers are not directly subject to HIPAA, prosecutors are increasingly using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Furthermore, in the event of a breach as defined by HIPAA, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach and, in some cases, the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. Breaches of HIPAA may also constitute contractual violations that could lead to contractual damages or terminations. In addition to HIPAA, other applicable data privacy and security obligations, including U.S. state data breach notification laws, may require us to notify relevant stakeholders of any security breaches or incidents that result in the unauthorized disclosure, or dissemination of, personal information. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts.
Furthermore, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business.
In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.
In addition, U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), effective January 1, 2023, expands the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means obligations under the CCPA, as modified by the CPRA, could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy and security laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado, Connecticut, Utah and Virginia. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
We may also become subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted privacy and security protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing and security of information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal information such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes many requirements for controllers and processors of personal information, including, for example, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party processors in connection with the processing of the personal information. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national privacy and security laws of EEA countries may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. Additionally, the United Kingdom (“UK”) has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover.
Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal information protection. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal information from the EEA to the United States. While the EU standard contractual clauses (“EU SCCs”) remain a valid mechanism to transfer personal information to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA. Also, the EU has issued updated EU SCCs, and the UK has issued its own standard contractual clauses (the “UK SCCs”), that are required to be implemented over time. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal information from the EEA and other regions, including the UK, to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised EU SCCs and new UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
Separate from, and in addition to, requirements under the GDPR and UK GDPR, certification requirements for the hosting of health data will vary by jurisdiction. To the extent we operate in various EEA countries or the UK, there might be other national healthcare regulations or regulatory requirements with which we will be required to comply. For example, France requires hosts of health data to obtain a prior certification with the competent certification body.
The interpretation and application of consumer, health-related and privacy and security laws in the United States, the EEA, and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
Current and future legislation may increase the difficulty and cost for us to commercialize any products that we or our strategic partners develop and affect the prices we may obtain.
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change healthcare systems in ways that could affect our ability to sell any of our product candidates profitably, if such product candidates are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how this Supreme Court decision, future litigation, or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
There have been several recent U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.

In the EU similar political, economic and regulatory developments may affect our ability to profitably commercialize any future products. In addition to continuing pressure on prices and cost containment measures, legislative developments at the EU or member state level may result in significant additional requirements or obstacles that may increase our operating costs. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Our future products, if any, might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products, and third-party payors’ reimbursement policies might adversely affect our or our strategic partners’ ability to sell any future products profitably.
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-approval testing and other requirements.
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we or our strategic partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our strategic partners are not able to maintain regulatory compliance, our product candidates may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
Unstable or unfavorable global market and economic conditions may have adverse consequences on our business, financial condition and stock price.
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in the rate of inflation and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy and stock price may be adversely affected by any such economic downturn, volatile business environment or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown, conflict between Russia and Ukraine or as a result of a global pandemic such as the COVID-19 pandemic. Our business could also be impacted by volatility caused by geopolitical events such as the evolving situation in Ukraine.
If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.
Our business may become subject to economic, political, regulatory and other risks associated with international operations.
Our business is subject to risks associated with conducting business internationally. Some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic instability or weakness, including inflation, reduced growth, diminished credit availability, weakened consumer confidence or increased unemployment;
•instability in the international geopolitical environment, including as a result of the Russian invasion of Ukraine;
•sociopolitical instability in particular foreign economies and markets;
•differing regulatory requirements for drug approvals in foreign countries;
•potentially reduced protection for intellectual property rights;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in non-U.S. regulations and customs, tariffs and trade barriers, including any changes that China may impose as a result of political tensions between Canada and China or the United States and China;
•regulatory changes and economic conditions following the UK’s withdrawal from the EU and uncertainty related to the terms of the withdrawal;
•changes in non-U.S. currency exchange rates and currency controls;

•trade protection measures, import or export licensing requirements or other restrictive actions by U.S. or non-U.S. governments;
•differing reimbursement regimes, including price controls;
•negative consequences from changes in tax laws;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities outside the United States;
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•supply and other disruptions resulting from the impact of public health epidemics, including the COVID-19 pandemic, on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.
Our business and current and future relationships with customers and third-party payors in the United States and elsewhere will be subject, directly or indirectly, to applicable federal and state anti-kickback, fraud and abuse, false claims, transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm, administrative burdens, and diminished profits and future earnings.
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval.
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal AKS and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:
•the federal AKS, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, impose criminal or civil penalties, as applicable, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government (including the Medicare and Medicaid programs) or other third-party payor claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•HIPAA established the federal offense of health care fraud, which among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g. public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services relating to healthcare matters;
•HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information without the appropriate authorization by entities subject to the law, such as health plans, healthcare clearinghouses and healthcare providers and their respective business associates and their covered subcontractors;
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the

Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors, other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians (as defined above) or their immediate family members; and
•analogous and similar state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
Because of the breadth of these laws and the narrowness of any available statutory exceptions and safe harbors, it is possible that some of our current and future business activities could be subject to challenge under one or more of such laws.
Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. Any failure or perceived failure by us to comply with such laws, regulations, or case law may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability. Additionally, if our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, including damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of noncompliance with these laws and the curtailment or restructuring of our operations, which could have a material adverse effect on our business. If any of the physicians or other providers or entities with whom we expect to do business, including our strategic partners, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.
We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
Third-party manufacturers may not be able to comply with U.S. export control regulations, cGMP regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in a necessity to replace current third parties, resulting in the possibility of supply delays, clinical holds on our trials, sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, seizures or recalls of product candidates or medicines, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations and growth prospects.
We have received an unsolicited, non-binding proposal from an existing investor to purchase our Company.
On April 28, 2022, All Blue Falcons FZE (“All Blue Falcons”), an existing shareholder, submitted an unsolicited, non-binding proposal to purchase our Company for $10.50 per share in cash. Our board of directors carefully reviewed the proposal and, in May 2022, unanimously determined that the unsolicited, non-binding proposal substantially undervalued our Company and was not in the best interest of the Company and its shareholders. While All Blue Falcons has not submitted a follow-up proposal and we have not had subsequent engagement with All Blue Falcons following our rejection of the non-binding proposal, reviewing this matter has in the past and may in the future divert management’s and our board of directors’ attention and has and may require us to incur significant costs related to our engagement of advisors. Any further actions by All Blue Falcons may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, partners, suppliers and other constituencies important to our success or delay certain initiatives, transactions or the like that we are pursuing. Any of the foregoing could materially and negatively impact our business and financial results. The price of our common stock could be subject to price fluctuations due to the uncertainty associated with this matter.
Risks Related to the Redomicile Transactions
We may fail to realize certain benefits of the Redomicile Transactions, including as a result of the shares of our common stock not being included in a U.S. stock market index.
We believe that the Redomicile Transactions will enhance stockholder value over the long-term and raise the profile and marketability of our capital stock in the United States through, among other things, the ability to attract deeper and growing pools of passive investment capital in the United States, particularly if shares of our common stock are included in certain U.S. stock market indices and other investment vehicles that only include securities of U.S.-incorporated companies. However, if shares of our common stock are not included in such U.S. stock market indices, this could result in increased selling pressure and/or decreased demand for our common stock that would increase stock price volatility or cause the market price of the shares of our common stock to fall. Initial inclusion and continued inclusion in a stock market index or fund is not guaranteed and is subject to numerous factors which can be applied subjectively by the entity managing the index or fund. There are no assurances that we will be included in any U.S. stock market indices or funds in a timely manner, or at all. Even if we are included in a U.S. stock market index or fund, the entities managing such indices or funds may change their inclusion criteria, resulting in the future exclusion from such index or fund.
In addition, we have incurred a number of non-recurring costs associated with the Redomicile Transactions, including legal fees, accountants’ fees, proxy solicitor fees, filing fees, mailing expenses and financial printing expenses. The completion of the Redomicile Transactions may also result in additional and unforeseen expenses. While it is expected that benefits of the Redomicile Transactions will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all. These combined factors could adversely affect our business and overall financial condition. The success of the Redomicile Transactions will depend, in part, on our ability to realize the anticipated benefits associated with the Redomicile Transactions and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.
The Redomicile Transactions may result in sales of shares of our common stock by certain retail and institutional stockholders or investment funds that are not permitted to hold shares of our common stock under their internal guidelines.
The Redomicile Transactions may result in sales of shares of our common stock by certain retail and institutional stockholders or investment funds (including Canadian-focused funds) that are not permitted to hold shares of our common stock under their internal guidelines, or are limited in the size of any such investments. Such sales could result in increased selling pressure and/or decreased demand for shares of our common stock, which could increase stock price volatility or cause the market price of the shares of our common stock to fall. As a result of the foregoing, certain of these investors may be required under their internal guidelines to sell their shares at times when, or at prices for which, they would otherwise not have sold. If an investor sells its shares at a time when the market price is lower than their cost basis in the shares, the investor will suffer a loss that could be significant to such investor.

The success of the Redomicile Transactions will depend, in part, on our ability to realize the anticipated benefits associated with the Redomicile Transactions and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.
Our business may be impacted by the uncertainty associated with the Redomicile Transactions.
Although we expect to maintain our existing physical operations in Canada and Washington state, our principal executive offices are located in Middletown, Delaware, which reflects the ongoing evolution of our workforce toward hybrid and remote, with maintenance of our historical physical operations. As a result of this shift, certain relationships, including with employees, suppliers, contract research organizations, partners, collaborators, governments and other stakeholders, may be subject to disruption due to uncertainty associated with the Redomicile Transactions. Specifically, certain stakeholders may be reluctant to engage in business with us following the completion of the Redomicile Transactions, or may impose additional conditions on or apply less favorable terms to transactions involving us. This could have an adverse effect on our business and operations.
In connection with the completion of the Redomicile Transactions we may need to enter into certain new arrangements which may not be on terms as favorable as arrangements entered into by Zymeworks BC.
In connection with completion of the Redomicile Transactions we may need to enter into new arrangements as the ultimate parent company to Zymeworks BC and its subsidiaries. While we anticipate such terms will be materially consistent with existing arrangements, there is no assurance that such arrangement will not impose additional operating or financial restrictions on us, or that such arrangements will be on commercially reasonable terms or terms that are acceptable to us.
In addition, the completion of the Redomicile Transactions may have triggered certain technical change in control, right of first offer, notice, consent, assignment or other provisions in agreements to which Zymeworks BC or our other subsidiaries are a party. If we are unable to assert that such provisions should not apply, or we are unable to comply with or negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, including potentially terminating such agreements or seeking monetary damages. Even if we are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us.
Negative publicity resulting from the Redomicile Transactions could adversely affect our business and the market price of our common stock.

Transactions similar to the Redomicile Transactions that have been undertaken by other companies have in some cases generated significant news coverage, some of which has been negative. Negative publicity generated by the Redomicile Transactions could cause certain persons with whom we have a business relationship to be more reluctant to do business with us. In addition, negative publicity could cause certain of our employees, particularly those in Canada, to perceive uncertainty regarding future opportunities available to them. Either of these events could have a significant adverse impact on our business. Negative publicity could also cause some of our stockholders to sell their shares or decrease the demand for new investors to purchase such shares, which could have an adverse impact on the price of our common stock.
Our effective tax rate may change in the future.
We are subject to U.S. federal income taxes on our earnings and the earnings of our non-U.S. subsidiaries in a manner that may adversely impact our effective tax rate. For example, we may have to include additional amounts in income under the so-called “global intangible low-taxed income” regime or as a result of the application of “controlled foreign corporation” rules. Currently, the U.S. federal corporate income tax rate is 21%. However, the Biden Administration has proposed several changes to the U.S. corporate tax regime, which, if adopted, could result in increased taxation of our operations. The United States has also enacted the Inflation Reduction Act, which, among other changes, imposes a 1% excise tax on certain stock buybacks and an alternative minimum tax on adjusted financial statement income. In addition, our Canadian tax attributes (including net operating loss and tax credit carryforwards and deductible Scientific Research and Experimental Development Expenditure carryforwards) will generally not be available to offset U.S. income and may be subject to limitation following the Redomicile Transactions.
Further, our future operations and business structure may result in increased tax burden. For example, changes in our clinical development plans and business or commercialization strategies may result in an increased effective tax rate. Taxation of international business operations and intercompany transactions, including transactions between us and non-U.S. subsidiaries, is complicated. Any changes in the U.S. or non-U.S. taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
Enforcement of rights against us in Canada may be limited.
Following the Redomicile Transactions, our principal executive offices are located in Middletown, Delaware and the majority of our directors, officers and experts reside outside of Canada. Accordingly, it may not be possible for our stockholders to effect service of process within Canada upon us or the majority of our directors, officers or experts, or to enforce judgments obtained in Canadian courts against us or the majority of our directors, officers or experts.
Risks Related to the Exchangeable Shares
The Exchangeable Shares will not be listed on any stock exchange.
The Exchangeable Shares will not be listed on any stock exchange. Although Exchangeable Shares are exchangeable at the option of the holder for shares of our common stock, there is no market through which the Exchangeable Shares may be sold, and holders may not be able to sell their Exchangeable Shares.
Holders of Exchangeable Shares may experience a delay in receiving shares of our common stock from the date they request an exchange, which may affect the value of the shares the holder receives in such exchange.
Holders of Exchangeable Shares who request an exchange may not receive shares of our common stock until a period of time after the applicable request is received. During this period, the market price of our common stock may increase or decrease. Any such increase or decrease would affect the value of the consideration to be received by such a holder of Exchangeable Shares upon a subsequent sale of shares of our common stock received in the exchange.
There may be a taxable event for a holder of Exchangeable Shares beyond such holder’s control.
A holder of Exchangeable Shares will be considered to have disposed of Exchangeable Shares (i) on a redemption (including pursuant to a retraction request) of such Exchangeable Shares by ExchangeCo, and (ii) on an acquisition of such Exchangeable Shares by Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or Callco. Although each is a taxable event, the Canadian federal income tax consequences of the disposition will be different depending on whether the event giving rise to the disposition is a redemption or an acquisition.
Prior to the sunset date of the Exchangeable Shares, ExchangeCo may redeem Exchangeable Shares in limited circumstances, and ExchangeCo shall redeem the Exchangeable Shares on the sunset date. Accordingly, an Eligible Holder may have a taxable event in a transaction beyond their control.
The tax treatment of Exchangeable Shares for non-Canadian tax purposes is uncertain.
The tax treatment of Exchangeable Shares for non-Canadian tax purposes, including U.S. federal income tax purposes, is uncertain. Holders of Exchangeable Shares who are subject to taxation in jurisdictions other than Canada should consult with their tax advisors regarding the tax treatment of Exchangeable Shares under non-Canadian tax laws and regulations.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2020 and 2021 and for the nine months ended September 30, 2022 was $180.6 million, $211.8 million and $185.1 million, respectively. As of September 30, 2022, our accumulated deficit was $868.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.
To become and remain profitable, we must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval for such product candidates, and manufacturing, marketing and selling those product candidates for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never generated any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue to date has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products in the near term.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. We will continue to require additional funding to complete the development and commercialization of our product candidates and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. In January 2022, we began implementing a Company-wide reduction in workforce to help achieve a more cost-efficient organization, which we believe will enhance our ability to execute on our key priorities. The target of the reduction in workforce was to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded the previously announced workforce reduction of 25%, ahead of schedule; however, the full scope, scale and impact of the reduction in workforce is not yet known.
Our future funding requirements will depend on many factors, including:
•the number and characteristics of other product candidates that we pursue;
•the scope, progress, timing, cost and results of research, preclinical development, and clinical trials;
•the costs, timing and outcome of seeking and obtaining FDA and non-U.S. regulatory approvals;

•the costs associated with manufacturing our product candidates and establishing sales, marketing and distribution capabilities;
•our ability to maintain, expand and defend the scope of our intellectual property portfolio, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights;
•our ability to successfully implement the reduction in workforce and achieve the anticipated cost reductions;
•our ability to hire when needed additional management, scientific and medical personnel;
•the effect of competing products that may limit market penetration of our product candidates;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•the economic and other terms, timing of and success of our existing strategic partnerships, and any collaboration, asset monetization, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone or royalty payments under these agreements.
Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public and private equity offerings, debt financings, asset monetization, strategic partnerships and grant funding.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Risks Related to Our Dependence on Third Parties
We will depend on our collaborative relationship with Jazz to further develop and commercialize zanidatamab, and if our relationship is not successful or is terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
In October 2022, we entered into the Jazz Collaboration Agreement with Jazz. Pursuant to the terms of the agreement, we are eligible to receive a $50 million upfront payment following receipt of HSR Clearance and, should Jazz decide to continue the collaboration following readout of the top-line clinical data from HERIZON-BTC-01, a further payment of $325 million. We are also eligible to receive additional milestone payments upon achievement of certain regulatory and commercial milestones, as well as tiered royalties on Jazz’s net sales of licensed products. We will depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. The financial returns to us, if any, depend in large part on the receipt of the upfront payments upon satisfaction of the stated conditions and, thereafter, achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Jazz Collaboration Agreement.
We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Jazz, including:
•adverse decisions by Jazz regarding the development and commercialization of zanidatamab;

•possible disagreements as to the timing, nature and extent of development plans, including clinical trials or regulatory approval strategy;
•loss of significant rights if we fail to meet our obligations under the agreement;
•changes in key management personnel at Jazz; and
•possible disagreements with Jazz regarding the agreement, for example, with regard to ownership of intellectual property rights.
If either we or Jazz fail to perform our respective obligations, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a material adverse effect on our business.
Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab, or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of all ongoing or future clinical trials. If Jazz decides to terminate the Jazz Collaboration
Agreement, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
Any of the above discussed scenarios could adversely affect the timing and extent of the development and commercialization activities related to zanidatamab, which could materially and adversely impact our business.
Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, Merck, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, Iconic and Atreca. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
•strategic partners have significant discretion in determining the efforts and resources that they will apply to these partnerships;
•strategic partners may not perform their obligations as expected;
•strategic partners may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the partners’ strategic focus or available funding, or external factors, such as an acquisition, that divert resources or create competing priorities;
•strategic partners may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•strategic partners could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates if the strategic partners believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than our product candidates;
•product candidates discovered in collaboration with us may be viewed by our strategic partners as competitive with their own product candidates or products, which may cause strategic partners to cease to devote resources to the commercialization of our product candidates;
•a strategic partner with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product candidates;
•disagreements with strategic partners, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•strategic partners may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;
•strategic partners may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability;
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Jazz, Merck, Lilly, BMS, GSK, Daiichi Sankyo, Janssen, LEO, BeiGene, Iconic and Atreca may be terminated for convenience upon the completion of a specified notice period;
•we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner; and
•strategic partners may not have the ability or the development capabilities to perform their obligations as expected, including as a result of the impact of the COVID-19 pandemic on our strategic partners’ operations or business.
If our strategic partnerships do not result in the successful development and commercialization of product candidates or if one of our partners terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under our strategic partnership agreements, our development of our therapeutic platforms and product candidates could be delayed and we may need additional resources to develop product candidates and our therapeutic platforms.
We face significant competition in seeking new strategic partners.
For some of our product candidates, we may in the future determine to collaborate with additional pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The strategic partner may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate.
Strategic partnerships are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future strategic partners. If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our therapeutic platforms and our business may be materially and adversely affected.
We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize approved products.
We do not currently own or operate any manufacturing facilities. We rely on our strategic partners to manufacture product candidates licensed to them or work with multiple third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards, and intend to do so for the commercial manufacture of our products. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.
The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured by utilizing cells that are stored in a cell bank. We have one master cell bank and one working cell bank utilized for each antibody manufactured in accordance with cGMP. While we believe we would have adequate back up at a secondary storage location, should any cell bank be lost in a catastrophic event, it is possible that we could lose part of a cell bank and have our manufacturing potentially impacted by the need to replace the cell bank. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
Furthermore, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar foreign standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and foreign agencies. They are also subject to periodic unannounced inspections by the FDA, state and other foreign authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.
In addition to third-party manufacturers, we rely on other third parties to store, monitor and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.
In addition, disruptions to ports and other shipping infrastructure, due in part to the impact of the ongoing COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.

We rely on third parties to monitor, support, conduct and oversee clinical trials of the product candidates that we are developing and, in some cases, to maintain regulatory files for those product candidates. We may not be able to obtain regulatory approval for our product candidates or commercialize any products that may result from our development efforts if we are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.
We rely on entities outside of our control, which may include academic institutions, CROs, hospitals, clinics and other third-party strategic partners, to monitor, support, conduct and oversee preclinical studies and clinical trials of our current and future product candidates. We also rely on third parties to perform clinical trials on our current and future product candidates when they reach that stage. As a result, we have less control over the timing and cost of these studies and the ability to recruit trial subjects than if we conducted these trials with our own personnel.
If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA or other regulatory agencies.
Ultimately, we are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with GCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EU and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA could determine that any of our clinical trials fail or have failed to comply with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, and our clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
If any of our clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical trials unless we are able to transfer the care of those patients to another qualified clinical trial site. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.
Switching or adding CROs or other suppliers can involve substantial cost and require extensive management time and focus. In addition, there is a natural transition period when a new CRO or supplier commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.
We rely on third parties for various operational and administrative aspects of our business, including for certain cloud-based software platforms, which impact our financial, operational and research activities. If any of these third parties fail to provide timely, accurate and ongoing service or if the cloud-based platforms suffer outages that we are unable to mitigate, our business may be adversely affected.
We currently rely upon third-party consultants and contractors to provide certain operational and administrative services, including external financial, legal, clinical and research consultation. The failure of any of these third parties to provide accurate and timely service may adversely impact our business operations. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, or increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs until an equivalent provider could be found, if at all, or we could develop internal capabilities, if ever.
In addition, if we are unsuccessful in choosing or finding high-quality partners, if we fail to negotiate cost-effective relationships with them, or if we ineffectively manage these relationships, it could have an adverse impact on our business and financial performance.
Further, our operations depend on the continuing and efficient operation of our information technology and communications systems and infrastructure, and specifically on “cloud-based” platforms. These platforms are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or particularly an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business.
Risks Related to Our Intellectual Property
Our commercial success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents and patent applications held by third parties cover Fab and Fc region engineering methods for bispecific antibodies, and antibodies having mutations in Fab heavy and light chain regions and Fc regions to generate correctly paired bispecific antibodies. If our products or our strategic partners’ products incorporate any Fab or Fc region mutations covered by any claims of these patents or patents that may issue from these applications, and if licenses for them are not available on commercially reasonable terms or at all, and we are unable to invalidate or render unenforceable those patents, our business could be materially harmed.
We are also aware of third-party patents and patent applications containing claims directed to compositions and methods for treating various forms of cancer with antibodies targeting HER2, alone or in combination with other anti-cancer agents, which patents and applications could potentially be construed to cover our product candidates and the use thereof to treat cancer. If our products or our strategic partners’ products were found to infringe any such patents, and if licenses for them are not available on commercially reasonable terms, or at all, and we were unable to invalidate or render unenforceable those patents, our business could be materially harmed. These patents may not expire before we receive marketing authorization for our product candidates, and could delay the commercial launch of one or more future products. There is also no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.
Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us from developing product candidates using our technology. Our failure to obtain a license to any patent covering any technology that we require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any patent covering any technology that we require may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation.
In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights are commonplace. Any such lawsuits and proceedings could be costly and could affect our results of operations and divert the attention of our management and scientific personnel. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. There is a risk that a court would decide that we or our strategic partners are infringing a third party’s patents and would order us or our strategic partners to stop the activities or stop the manufacture, use, or sale of any product covered by the patents. In that event, we or our strategic partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court would order us or our strategic partners to pay third-party damages or some other monetary award, depending upon the jurisdiction. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed, and we may be required to cease using the technology that is at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.
If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.
Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other countries.
Moreover, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. The issuance of a patent does not ensure that it is valid or enforceable. Third parties may challenge the validity, enforceability or scope of our issued patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable. In addition, changes in law may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim.
Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as the laws of the United States. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.
Our patents covering one or more of our products or product candidates could be found invalid or unenforceable if challenged.
Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the U.S. Patent and Trademark Office (“USPTO”) or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.
With respect to challenges to the validity of our patents, for example, there might be invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. The cost of defending such a challenge, and any resulting loss of patent protection, could have a material adverse impact on one or more of our product candidates and our business.
Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend and could require us to pay substantial damages, cease the use, manufacture, or sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly and may divert the efforts of our scientific and management personnel.
Our intellectual property rights will not necessarily provide us with competitive advantages.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we or our strategic partners own or have exclusively licensed;
•others may independently develop similar or alternative technologies without infringing our intellectual property rights;
•issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•we may obtain patents for certain compounds many years before we obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;
•our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may fail to develop additional proprietary technologies that are patentable;
•the laws of certain countries may not protect our intellectual property rights to the same extent as the laws of the United States, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
•the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.
Any of the aforementioned threats to our competitive advantage could have a material adverse effect on our business.
We may become involved in lawsuits to protect or enforce our patents and trade secrets, which could be expensive, time consuming and unsuccessful.
Third parties may seek to market biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.
Even after they have issued, our patents and any patents that we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our competitive business position, business prospects and financial condition. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.
The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
•we or our strategic partners may initiate litigation or other proceedings against third parties to enforce our patent or trade secret rights;
•third parties may initiate litigation or other proceedings seeking to invalidate patents owned by or licensed to us or to obtain a declaratory judgment that their product or technology does not infringe our patents or patents licensed to us;
•third parties may initiate opposition or reexamination proceedings challenging the validity or scope of our patent rights, requiring us or our strategic partners and/or licensors to participate in such proceedings to defend the validity and scope of our patents;
•there may be a challenge or dispute regarding inventorship or ownership of patents or trade secrets currently identified as being solely or co-owned by us or by a licensor who has granted a license to us;
•the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our strategic partners and/or licensors to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or
•third parties may seek approval to market biosimilar versions of our future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.
These lawsuits and proceedings would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. Adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. There is a risk that a court or administrative body would decide that our patents are invalid, unenforceable or not infringed or trade secrets not misappropriated by a third party’s activities, or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents or trade secrets could limit our ability to assert our patents or trade secrets against these or other competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third parties from making, using and selling similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition.
We may not be able to prevent, alone or with our licensors or licensees, infringement or misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock.
The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;

•others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of our patents;
•we might not have been the first to make the inventions covered by patents or pending patent applications;
•we might not have been the first to file patent applications for these inventions;
•any patents that we obtain may not provide us with any competitive advantages or may ultimately be found invalid or unenforceable; or
•we may not develop additional proprietary technologies that are patentable or that afford meaningful trade secret protection.
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we do not obtain protection under the Hatch-Waxman Amendments and similar legislation in other countries for extending the term of patents covering each of our product candidates, our business may be materially harmed.
Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. For example, we treat our confidential and proprietary computational technologies, including unpatented know-how and other proprietary information, as trade secrets. We enter into confidentiality agreements with our employees, consultants, strategic partners and others upon the commencement of their relationships with us. These agreements provide that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to, or houses or hosts, our trade secrets or proprietary information or that has been involved in the development of intellectual property. Further, despite such agreements, such inventions or confidential information may become disclosed or assigned to third parties. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in such technology or know-how or in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, or a third party or from that individual’s assignee. Such assignment or license may not be available on commercially reasonable terms or at all.
We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems and cloud storage sources, but such security measures may be breached, including through cyber-hacking or cyberattacks, and we may not have adequate remedies for any breach.
Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. In addition, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced and our business and competitive position could be harmed. Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information.
As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously or concurrently employed at research institutions and/or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Such trade secrets or other proprietary information could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management.
Obtaining and maintaining our patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to the USPTO and various foreign patent offices at various points over the lifetime of our patents or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various foreign patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
We may be subject to claims challenging the inventorship of our patents and other intellectual property.
Although we are not currently experiencing any claims challenging the inventorship or ownership of our patents, we may in the future be subject to claims that former employees, strategic partners or other third parties have an interest in our patents or other intellectual property as an inventor or co-inventor. While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. For example, the assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, or we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.
Patent protection and patent prosecution for some of our product candidates may be dependent on, and the ability to assert patents and defend them against claims of invalidity may be maintained by, third parties.
There may be times in the future when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers.
If any current or future licensee or licensor with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner that adversely affects such coverage, our ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents, in our strategic partners’ patents or in third-party patents. Recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has created uncertainty with respect to the validity, scope and value of patents, once obtained.
For our U.S. patent applications containing a priority claim after March 16, 2013, there is a greater level of uncertainty in the patent law. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”), was signed into law. The AIA includes a number of significant changes to U.S. patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation.
The AIA and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have an adverse effect on our business. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or files a patent application in the USPTO after March 16, 2013, but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application.
Among some of the other changes introduced by the AIA are changes that limit where a patentee may file a patent infringement suit and providing opportunities for third parties to challenge any issued patent in the USPTO. This applies to all of our U.S. patents, even those issued before March 16, 2013. Because of a lower evidentiary standard in USPTO proceedings compared to the evidentiary standard in U.S. federal court necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Recent U.S. Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions other than the United States. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Additionally, the requirements for patentability may differ in certain countries. For example, China has a heightened requirement for patentability, and specifically requires a detailed description of medical uses of a claimed drug. In India, unlike the United States, there is no link between regulatory approval of a drug and its patent status. In addition to India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors or licensees and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors or licensees. For example, the United States, Canadian, and foreign government actions related to Russia’s invasion of Ukraine may limit or prevent filing, prosecution and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. If such an event were to occur, it could have a material adverse effect on our business. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees that have citizenship or nationality in, are registered in, or have a predominately primary place of business or profit-making activities in the United States and other countries that Russia has deemed unfriendly without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

We use open source software in connection with our internal research and development programs, which could negatively affect our ability to develop products and subject us to litigation or other actions.
We use open source software in connection with our internal research and development programs. The terms of many open source licenses have not been interpreted by U.S. courts or courts outside of the U.S., and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use this software. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming that software we developed using such open source software is a derivative work of open source software and demanding the release of portions of our source code, or otherwise seeking to enforce the terms of the applicable open source license. Litigation could be costly for us to defend, have a negative effect on our financial condition and results of operations or require us to devote additional research and development resources to change our platform and offerings.
If we were to combine our proprietary software with open source software in a certain manner, we could, under certain open source licenses, be required to release the source code of our proprietary software to the public. While we monitor our use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, or could be claimed to have occurred, in part because open source license terms are often ambiguous. If we inappropriately use open source software, or if the license terms for open source software that we use change, we may be required to re-engineer our platform, incur additional costs, discontinue the use of some or all of our platform or take other remedial actions.
In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software, because open source licensors generally do not provide warranties or assurance of title or controls on origin of the software. In addition, many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for the use of open source software, but we cannot be sure that all of our use of open source software is in a manner that is consistent with our current policies and procedures, or will not subject us to liability. Any of these risks could be difficult to eliminate or manage and, if not addressed, could have an adverse effect on our business, financial condition and results of operations.
We will need to obtain FDA approval for any proposed product candidate names, and any failure or delay associated with such approval may adversely affect our business.
Any proprietary name or trademark we intend to use for our product candidates will require approval from the FDA regardless of whether we have secured a formal trademark registration from the USPTO. The FDA typically conducts a review of proposed product candidate names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy. If the FDA objects to any product candidate names we propose, we may be required to adopt an alternative name for our product candidates. If we adopt an alternative name, we would lose the benefit of any existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.
Risks Related to Additional Legal and Compliance Matters
Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, insider trading, and noncompliance with our policies and procedures.
We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with federal and state health care fraud and abuse laws and regulations, to report financial information or data accurately or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the health care industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a

Code of Conduct and Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions. In addition, employees may become subject of allegations of gender discrimination and other misconduct that are not in compliance with our policies and procedures, which, regardless of the ultimate outcome, may result in adverse publicity that could materially harm our brand, reputation and business.
If we or our contractors or agents market products in a manner that violates healthcare fraud and abuse laws, or if we violate government price reporting laws and transparency laws, we may be subject to civil or criminal penalties.
In addition to FDA restrictions on the marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. Although we currently do not have any products on the market, we may be subject, and if our product candidates are approved and we begin commercialization will be subject, to additional healthcare laws and regulations enforced by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied in recent years to restrict certain marketing practices in the pharmaceutical industry, and include anti-kickback, false claims, data privacy and security and transparency statutes and regulations.
Federal false claims laws prohibit, among other things, any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, or causing to be made, a false statement to get a false claim paid. The federal healthcare program anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. Most states also have statutes or regulations similar to the federal anti-kickback law and federal false claims laws, which may apply to items such as pharmaceutical products and services reimbursed by private insurers. Administrative, civil and criminal sanctions may be imposed under these federal and state laws.
The federal civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.
HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.
In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by HITECH, and its implementing regulations, imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates-independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, and newly empowered state attorneys general with the authority to enforce HIPAA. In January 2013, the Office for Civil Rights of the U.S. Department of Health and Human Services issued the Final Omnibus Rule under HIPAA pursuant to HITECH that makes significant changes to the privacy, security and breach notification requirements and penalties. The Final Omnibus Rule generally took effect in September 2013 and enhances certain privacy and security protections, and strengthens the government’s ability to enforce HIPAA. The Final Omnibus Rule also enhanced requirements for both covered entities and business associates regarding notification of breaches of unsecured protected health information. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways. These state laws may not have the same effect and often are not preempted by HIPAA, thus complicating compliance efforts.
Additionally, the PPACA also included the federal Physician Payments Sunshine Act, which requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value made in the previous year to covered recipients, including physicians, as defined by law, and teaching hospitals and, effective for data reported in 2022, expanded to include nurse practitioners, physician assistants, clinical nurse specialists, certified registered nurse anesthetists and anesthesiologist assistants, and certified nurse-midwives, including certain ownership and investment interests held by physicians or their immediate family members. Failure to comply with the required reporting requirements could subject applicable reporting entities such as manufacturers to substantial civil monetary penalties.
Also, many states have similar healthcare statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Certain states require pharmaceutical companies to implement a comprehensive compliance program that includes a limit or outright ban on expenditures for, or payments to, individual medical or health professionals and/or require pharmaceutical companies to track and report gifts and other payments made to physicians and other healthcare providers.
If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research and development involves, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by Washington State and the Province of British Columbia to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
Risks Related to Employee Matters and Managing Growth
We may fail to achieve the expected cost savings and related benefits from our reduction in workforce initiated in January 2022 and the announcement of our key strategic priorities for 2022 and 2023.
In January 2022, we announced a plan to reduce our workforce to reflect our renewed focus on key priorities and enable us to help achieve a more cost-efficient organization necessary to execute on those priorities. The target of the reduction in workforce was to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded the previously announced workforce reduction of 25%, ahead of schedule; however, the full scope, scale and impact of the reduction in workforce is not yet known. In January 2022, we also announced our key strategic priorities for 2022 and 2023.
We may fail to effectively execute on, or achieve the stated goals of, the reduction in workforce or our key strategic priorities. Our plans may also change as we continue to refocus on our key priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, the reduction in workforce may negatively impact employee morale for those that are not directly impacted, which may increase employee attrition and hinder our ability to achieve our key priorities. Furthermore, certain of our stockholders may not agree with our key strategic priorities or the decisions we have or may make to execute on those priorities. Any failure to achieve the expected benefits from the reduction in workforce or from other recent management and personnel related changes could adversely affect our stock price, financial condition and ability to achieve our key priorities, as well as lead to stockholder complaints and litigation.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors and Chief Executive Officer, Neil Klompas, our President and Chief Operating Officer, Neil Josephson, our Chief Medical Officer, Christopher Astle, our Chief Financial Officer, Paul Moore, our Chief Scientific Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
Retention and any future recruitment of qualified scientific, technical, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In addition, we will need to effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing key senior managers and employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. The reduction in workforce announced in January 2022 may also make retention of our current personnel both more important and more challenging. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and commercialization plans and strategies, we may need to grow or modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of September 30, 2022, we had 286 full-time employees. In January 2022, we announced a plan to reduce employee headcount by at least 25% by the end of 2022. As of March 31, 2022, we exceeded that 25% target. However, as we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
Risks Related to Our Common Stock
Our stock price is likely to be volatile and the market price of our common stock may drop below the price you pay.
Investors should consider an investment in our common stock as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors may be unable to sell their common stock at or above the price they paid for such stock due to fluctuations in the market price of our common stock arising from changes in our operating performance or prospects. Some of the factors that may cause the market price of our common stock to fluctuate or decrease include:
•results and timing of our clinical trials and clinical trials of our competitors’ products;
•failure or discontinuation of any of our development programs;
•whether we receive the upfront payments from Jazz pursuant to the Jazz Collaboration Agreement, which payments are dependent upon receipt of HSR Clearance for the first $50 million upfront payment and, for the second $325 million upfront payment, upon Jazz’s decision to continue our collaboration following its receipt of topline data from our HERIZON-BTC-01 trial;
•our ability to achieve milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements;
•issues in manufacturing our product candidates or future approved products;
•regulatory developments or enforcement in the United States and foreign countries with respect to our product candidates or our competitors’ products;
•competition from existing products or new products that may emerge;
•developments or disputes concerning patents or other proprietary rights;
•introduction of technological innovations or new commercial products by us or our competitors;
•announcements by us, our strategic partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•changes in estimates or recommendations by securities analysts that cover our common stock;
•fluctuations in the valuation of companies in the biotechnology industry or otherwise perceived by investors to be comparable to us;
•additional actions by All Blue Falcons, including any subsequent proposals to acquire our company;
•claims or litigation related to the New Rights Plan;
•public concern over our product candidates or any future approved products;
•litigation;
•future sales of our common stock;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•additions or departures of key personnel, including developments relating to our reduction in workforce announced in January 2022;
•our ability to execute on our key strategic priorities announced in January 2022;
•changes in the structure of health care payment systems in the United States or other countries;
•failure of any of our product candidates, if approved, to achieve commercial success;
•economic and other external factors or other disasters or crises, such as the COVID-19 pandemic;
•period-to-period fluctuations in our financial condition and results of operations, including the timing of receipt of any milestone or other payments under commercialization or licensing agreements;
•general market conditions and market conditions for biopharmaceutical stocks;
•potential disagreements or disputes with certain of our stockholders;
•overall fluctuations in U.S. equity markets; and
•other factors that may be unanticipated or out of our control.

In addition, the stock market in general, and the stock of biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, including recently in connection with the ongoing COVID-19 pandemic, which has resulted in increased volatility and decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse effect on the market price of our common stock.
An active trading market for our common stock may not be sustained.
Our common stock was first listed on the NYSE in connection with the completion of the Redomicile Transactions on October 13, 2022. There can be no assurance that an active trading market for our common stock will be sustained or continue to be as active or liquid as was the trading market for Zymeworks BC’s common shares prior to the Redomicile Transactions, and the trading price of our common stock may be effectively lower than the trading price of Zymeworks BC’s common shares. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their stock without depressing the market price for the common stock or sell their common stock at or above the prices at which they acquired their common stock or sell their common stock at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
Substantial future sales of our common stock, or the perception that these sales could occur, may cause the price of our common stock to drop significantly, even if our business is performing well.
A large volume of sales of our common stock could decrease the prevailing market price of our common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our common stock does not occur, the mere perception of the possibility of these sales could depress the market price of our common stock and have a negative effect on our ability to raise capital in the future.
Our management team has broad discretion to use the net proceeds from public and private and debt financings and its investment of these proceeds may not yield a favorable return. They may invest the proceeds in ways with which our stockholders disagree.
Our management team has broad discretion in the application of the net proceeds we received pursuant to our January 2022 public offering of common shares and pre-funded warrants to purchase common shares, as well as net proceeds we may receive from future fundraising efforts, including pursuant to any “at-the-market” equity offering programs we may use from time to time, and we could spend or invest the proceeds in ways with which our stockholders disagree. Accordingly, stockholders will need to rely on our management team’s judgment with respect to the use of these proceeds. However, the failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.
We cannot specify with certainty all of the particular uses for the net proceeds to be received from our fundraising efforts. In addition, the amount, allocation and timing of our actual expenditures will depend upon numerous factors, including milestone payments received from our strategic partnerships and royalties received on sale of any future approved product. Accordingly, we will have broad discretion in using these proceeds. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.
We do not anticipate paying cash dividends for the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We have never paid any dividends on our common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our business and do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain on investment in our common stock for the foreseeable future. Investors seeking cash dividends should not invest in our common stock.
Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon many factors, including our results of operations, financial position, capital requirements, distributable reserves, credit terms, general economic conditions and other factors as our board of directors may deem relevant from time to time. Consequently, future dividends payable to investors are not guaranteed.

Our principal stockholders, in aggregate, could exert substantial control over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal stockholders, being our stockholders that beneficially own (or upon exercise of convertible securities would own) 10% or more of our common stock, together with their affiliates and related persons, in aggregate, own or could acquire (contingent upon the exercise of convertible securities they own, and without taking into account any ownership limitation contained in such convertible securities) approximately 24.2% of our outstanding common stock as of September 30, 2022 (18.3% excluding the exercise of convertible securities). Our directors and named executive officers beneficially own, in the aggregate, approximately 1.5% of our outstanding common stock as of September 30, 2022. Our principal stockholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and named executive officers), may have the ability to exert substantial control over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
•delaying, deferring, or preventing a change in control;
•entrenching our management or the board of directors;
•impeding a merger, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We have recently qualified as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.
As a result of our public float (the market value of our common stock held by non-affiliates) as of June 30, 2022, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2022, we will be a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. If we choose not to obtain such attestation from our independent registered public accounting firm, it may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.
If we choose to rely on any of these disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws might delay, discourage or prevent a change in control of Zymeworks or changes in our management, thereby depressing the market price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of Zymeworks more difficult or delay or prevent changes in control of its management. Among other things, these provisions will:
•authorize our board of directors to issue shares of preferred stock and determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval;
•permit only the board of directors to establish the number of directors and fill vacancies and newly created directorships on the board, provided that the board of directors’ ability to increase the size of the board and fill vacancies and newly created directorships will be subject to the restrictions in our amended and restated certificate of incorporation and amended and restated bylaws;

•establish that members of our board of directors serve in one of three staggered terms of three years each;
•provide that our directors may only be removed by the affirmative vote of at least 66 2/3% of the voting power of the shares cast on such proposal;
•permit stockholders to only take actions at a duly called annual or special meeting and not by written consent;
•require that stockholders give advance notice to nominate directors or submit proposals for consideration at stockholder meetings;
•not provide for cumulative voting rights in the election of directors;
•provide that special meetings of Zymeworks’ stockholders may be called only by the board of directors, the chairperson of the board of directors, Zymeworks’ chief executive officer, president or the secretary upon request from holders of no less than 20% of our outstanding voting stock, subject to the limitations and requirements set forth in our amended and restated bylaws; and
•require a super-majority vote of stockholders to amend some of the provisions described above.
In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which generally prohibits a Delaware corporation from engaging in any of a broad range of business combinations with any “interested stockholder” for a period of three years following the date on which the stockholder became an “interested stockholder” unless certain conditions are met.
These provisions, alone or together, could delay, discourage or prevent a transaction involving a change in control of Zymeworks. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause Zymeworks to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of common stock, and could also affect the price that some investors are willing to pay for our common stock.
The stockholders’ rights plan adopted by our board of directors may discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.
On October 12, 2022, we entered into a Preferred Stock Rights Agreement (the “New Rights Plan”) pursuant to which our board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each share of our common stock outstanding on October 13, 2022 (the “Record Date”), and for each share of common stock that becomes outstanding between the Record Date and the earlier of the date the Rights become exercisable and the expiration of the Rights. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of our Series B Participating Preferred Stock at an exercise price of $74.00, subject to adjustment. In general terms, the New Rights Plan works by imposing a significant penalty upon any person or group that acquires 10 percent or more (or 20 percent or more in the case of certain institutional investors who report their holdings on Schedule 13G) of the shares of our common stock without the approval of our board of directors. As a result, the overall effect of the New Rights Plan and the issuance of the Rights may be to render more difficult or discourage a merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination involving us that is not approved by our board of directors. However, neither the New Rights Plan nor the Rights should interfere with any merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination approved by the Board. The terms of the New Rights Plan are substantively similar in all material respects to the terms of the Zymeworks BC Inc. Rights Plan, which expired in connection with the completion of the Redomicile Transactions.
Our amended and restated bylaws designate a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between Zymeworks and its stockholders, and also provide that the federal district courts are the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, each of which could limit our stockholders’ ability to choose the judicial forum for disputes with Zymeworks or its directors, officers, stockholders or employees.
Our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, stockholders, officers or other employees to Zymeworks or our stockholders, (3) any action arising pursuant to any provision of the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws or (4) any other action asserting a claim that is governed by the internal affairs doctrine shall be the Court of

Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another State court in Delaware or the federal district court for the District of Delaware), except for any claim as to which such court determines that there is an indispensable party not subject to the jurisdiction of such court (and the indispensable party does not consent to the personal jurisdiction of such court within ten days following such determination), which is vested in the exclusive jurisdiction of a court or forum other than such court or for which such court does not have subject matter jurisdiction. This provision does not apply to any action brought to enforce a duty or liability created by the Exchange Act and the rules and regulations thereunder.
Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived its compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.
The enforceability of similar exclusive forum provisions in other companies’ organizational documents have been challenged in legal proceedings, and, while certain courts have determined these provisions are enforceable, it is possible that a court of law could rule that these types of provisions are inapplicable or unenforceable if they are challenged in a proceeding or otherwise. If a court were to find either exclusive forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur significant additional costs associated with resolving such action in other jurisdictions, which could harm our financial condition and results of operations.
General Risk Factors
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Under the Sarbanes-Oxley Act of 2002, we are required to establish and maintain effective internal control over financial reporting and adequate disclosure controls and procedures. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. We are in the process of moving to a new enterprise resource planning system, which we believe will lead to improvements in our internal control over financial reporting. Implementing a new enterprise resource planning system is a significant undertaking and if the switch is delayed or complicated, our internal control over financial reporting could be temporarily compromised. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees in connection with COVID-19 and related public health safety measures, our business and results of operations would likely be materially and adversely affected.
We are at risk of securities class action litigation.
Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for us because biotechnology companies have experienced significant stock price volatility in recent years. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could materially harm our business.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock will depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. We cannot assure that analysts will cover us or provide accurate or favorable coverage. If one or more of the analysts who cover us downgrade our stock or change their opinion of our common stock negatively, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Moreover, the research and reports that analysts publish may suggest a price for our common stock that does not fully or accurately reflect the true value of our company. Furthermore, even if such analyst publications are favorable, these reports could have negative consequences for us.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Our board of directors (the “Board”) has established December 16, 2022 as the date of the Company’s 2022 annual meeting of stockholders (the “2022 Annual Meeting”). The time and location of the 2022 Annual Meeting will be specified in the Company’s proxy statement for the 2022 Annual Meeting. The Board has fixed the close of business on November 15, 2022 as the record date for determining stockholders of the Company who are entitled to vote at the 2022 Annual Meeting.

As previously disclosed in a Current Report on Form 8-K filed by Zymeworks BC Inc. on September 22, 2022 (the “Advance
Notice 8-K”), in order to have been timely under the Company’s amended and restated bylaws, a stockholder’s written notice of a proposal or nomination of a director for election at the 2022 Annual Meeting should have been received:

•No earlier than 8:00 a.m., Eastern time, on September 23, 2022; and
•No later than 5:00 p.m., Eastern time, on October 4, 2022.

Similarly, in accordance with Rule 14a-5(f) of the Exchange Act and as previously disclosed in the Advance Notice 8-K, the
Company determined that proposals to be considered for inclusion in its proxy statement for the 2022 Annual Meeting pursuant to
Rule 14a-8 of the Exchange Act must have been received by the Company’s corporate secretary or Zymeworks BC Inc.’s corporate secretary no later than 5:00 p.m., Eastern time, on October 4, 2022.

Item 6.    Exhibits

Exhibit No.	Description

2.1
Transaction Agreement by and among the Company, Zymeworks Delaware Inc., Zymeworks CallCo ULC and Zymeworks ExchangeCo Ltd., dated July 14, 2022 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K originally filed with the SEC on July 15, 2022).

2.2
Restated and Amended Transaction Agreement, dated August 18, 2022, by and among Zymeworks BC Inc., the Company, Zymeworks Callco ULC and Zymeworks ExchangeCo Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-266160), filed with the SEC on August 19, 2022).

2.3	Plan of Arrangement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-266160), filed with the SEC on August 19, 2022).

2.4
Exchangeable Share Support Agreement, dated as of October 13, 2022, by and between the Company, Zymeworks CallCo ULC, and Zymeworks ExchangeCo Ltd. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

2.5
Voting and Exchange Trust Agreement, dated as of October 13, 2022, by and between the Company, Zymeworks Callco ULC, Zymeworks ExchangeCo Ltd. and the Share Trustee (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.1	Notice of Articles of Zymeworks BC Inc. (incorporated by reference to Exhibit 3.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on October 18, 2022).

3.2	Articles of Zymeworks BC Inc. (incorporated by reference to Exhibit 3.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.4	Certificate of Designations of Special Voting Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.5
Certificate of Designations of Series B Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.6	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, originally filed with the SEC on February 24, 2022).

4.2
Specimen common stock certificate of Zymeworks Inc. (incorporated by reference to Exhibit 4.1 to Amendment No.1 to the Company’s Registration Statement on Form S-4 (File No. 333-266160), filed with the SEC on August 19, 2022).

4.3
Preferred Stock Rights Agreement, dated October 12, 2022, between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

4.4	Amendment No. 1 to the Preferred Shares Rights Agreement, dated as of October 12, 2022, by and between Zymeworks BC Inc. and Computershare Trust Company, N.A., as rights agent.

10.1 #,†
Employment Agreement by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc. and Paul Moore, dated July 18, 2022 (incorporated by reference to Exhibit 10.4 to the Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.2 #
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 (File No. 333-266160), filed with the SEC on August 19, 2022).

10.3 #
Inducement Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.4 #
Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.5 #
Second Amended and Restated Employee Stock Option Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.6 #	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.7
Open Market Sale AgreementSM, dated October 21, 2022, by and between Zymeworks Inc. and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Interim Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021 (audited), (ii) Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine month periods ended September 30, 2022 and 2021 (unaudited), (iii) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine month periods ended September 30, 2022 and 2021 (unaudited), (v) Interim Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2022 and 2021 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	Date:	November 8, 2022

By:	/s/ Christopher Astle
	Name:	Christopher Astle
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 8, 2022