Form 10-K
period 2022-12-31
Zymeworks Inc.
filed 2023-03-07
CIK 1937653

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________to ___________
Commission file number: 001-41535
_________________________
ZYMEWORKS INC.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	88-3099146
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
108 Patriot Drive — Suite A
Middletown, Delaware 19709
(Address of principal executive offices, including zip code)
Registrant’s telephone number, including area code: (302) 274-8744
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share	ZYME	The Nasdaq Stock Market LLC
Preferred Stock Purchase Rights	N/A	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the New York Stock Exchange (the “NYSE”), was approximately $306.0 million.
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of March 3, 2023 was 64,041,287.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2023 annual meeting of stockholders (the “2023 Proxy Statement”) or the registrant’s amendment to this Annual Report on Form 10-K (“Form 10-K/A”) , which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K. Such 2023 Proxy Statement or Form 10-K/A, as applicable, will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2022.

ZYMEWORKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” or statements within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:
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
•our ability to manage our growth effectively;
•the absence of material adverse changes in our industry or the global economy;
•our ability to understand and predict trends in our industry and markets;
•our ability to enter into and maintain good business relationships with strategic partners;
•our ability to comply with current and future regulatory standards;
•our ability to protect our intellectual property rights;
•our continued compliance with third-party license terms and the non-infringement of third-party intellectual property rights;
•our ability to manage and integrate any acquisitions we may pursue;
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
We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements. The following uncertainties and factors, among others (including those referred to in the section titled “Risk Factors”), could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements:
•our or our partners’ ability to obtain regulatory approval for product candidates without significant delays;
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
•our ability to achieve milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements, including the Jazz Collaboration Agreement (as defined below);
•the extent to which our business may be adversely affected by the COVID-19 pandemic;
•global economic and political conditions, including as a result of the Russian invasion of Ukraine, as well as social and political unrest in the locations where our clinical trials are held, and the related impact on our business and the markets generally;
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
•our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;
•our ability to meet the requirements of ongoing regulatory review;
•the threat of product liability lawsuits against us or any of our strategic partners;
•changes in product candidate manufacturing or formulation that may result in additional costs or delay;
•the potential disruption of our business and dilution of our shareholdings associated with acquisitions and joint ventures;
•the potential for foreign governments to impose strict price controls;
•the risk of security breaches or data loss, which could compromise sensitive business or health information;
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
•unstable market and economic conditions;
•currency fluctuations and changes in foreign currency exchange rates;
•our ability to maintain existing and future strategic partnerships;
•our ability to realize the anticipated benefits of our strategic partnerships;
•our ability to secure future strategic partners;
•our reliance on third-party manufacturers to produce our product candidate supplies and on other third parties to store, monitor and transport bulk drug substance and drug product;
•risk related to the manufacture of product candidates and difficulties in production;
•our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;
•our reliance on the performance of independent clinical investigators and contract research organizations (“CROs”);
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
•our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar foreign legislation;
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
•our election to rely on certain reduced reporting and disclosure requirements available to smaller reporting companies may make our common stock less attractive to investors;
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
•our ability to manage organizational growth;
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
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and although we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted a thorough inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Our registered trademarks include Azymetric, Zymeworks, ZymeCAD, EFECT, ZymeLink and the phrase “Building Better Biologics”. The other trademarks, trade names and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Annual Report on Form 10-K are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.
We express all amounts in this Annual Report on Form 10-K in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Unless the context otherwise requires or otherwise expressly states, all references in this Annual Report on Form 10-K to “we,” “us,” “our” or similar terms, as well as references to “Zymeworks” or the “Company” (i) for periods until the completion of the Redomicile Transactions (as defined below), refer to Zymeworks BC Inc. (formerly known as “Zymeworks Inc.”) (“Zymeworks BC”), either alone or together with its wholly owned subsidiaries, Zymeworks Biopharmaceuticals Inc., Zymeworks Pharmaceuticals Limited, Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.), Zymeworks CallCo ULC (“CallCo”), Zymeworks ExchangeCo Ltd. (“ExchangeCo”) and Zymeworks Management Inc., and (ii) for periods after the completion of the Redomicile Transactions, refer to Zymeworks Inc., either alone or together with its subsidiaries, including, as applicable, Zymeworks BC, Zymeworks Biopharmaceuticals Inc., Zymeworks Pharmaceuticals Limited, CallCo, ExchangeCo, Zymeworks Management Inc., Zymeworks Zanidatamab Inc., and Zymeworks Lifesciences Pte. Ltd.

PART I
Item 1.    Business
Overview
Zymeworks is a biotechnology company committed to the discovery, development, and commercialization of novel, multifunctional biotherapeutics. Zymeworks’ mission is to make a meaningful difference for people impacted by difficult-to-treat cancers and other serious diseases. Zymeworks’ complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates.
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene-amplified biliary tract cancers (“BTC”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“GEA”) in combination with chemotherapy with or without BeiGene, Ltd.’s (“BeiGene”) tislelizumab. These also include proof of concept trials in (i) first-line locally advanced or metastatic HER2-positive colorectal cancer (“CRC”), GEA, or BTC in combination with standard of care chemotherapy, (ii) first-line locally advanced or metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy, (iii) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (iv) previously treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, (v) previously treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s (“ALX Oncology”) evorpacept (ALX148), and (vi) locally advanced (unresectable) and/or metastatic HER2-expressing cancers in Japanese patients. Zymeworks has entered into separate agreements with BeiGene and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting each of BeiGene and Jazz with exclusive rights to develop and commercialize zanidatamab in different territories. Through these agreements, Zymeworks has no funding obligations for current or future clinical studies or research and development spending and retains rights to receive potential regulatory and commercial milestones, as well as royalties for future net sales, pending approval in relevant regulatory jurisdictions. For additional information regarding these agreements with BeiGene and Jazz, see the section entitled “Strategic Partnerships and Collaborations” below.
Our second product candidate, zanidatamab zovodotin (formerly known as “ZW49”), combines the unique biparatopic antibody design of zanidatamab with our ZymeLink auristatin antibody-drug conjugate (“ADC”) technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. In January 2023, we announced our intent to continue development of zanidatamab zovodotin at the recommended phase two dose (“RP2D”) of 2.5 mg/kg dosed every three weeks. Before the end of 2023, we expect to present additional data from our Phase 1 clinical trial that further supports this RP2D and commence enrollment in multiple Phase 2 studies.
We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas with an emphasis on developing ADC and multi-specific antibody therapeutics (“MSAT”) candidates. Our pipeline of preclinical product candidates includes two lead programs, ZW191 and ZW171, for which we expect to submit investigational new drug (“IND”) applications in 2024, as well as multiple early-stage preclinical programs in development. The two lead programs are as follows:
•ZW191, our lead ADC candidate, is built using our Drug Conjugate platforms and uses our novel topoisomerase inhibitor (“TOPO1i”)-based payload technology targeting folate receptor alpha expressing ovarian, other gynecological, and non-small cell lung cancers. ZW191 was designed using an in-house generated monoclonal antibody with enhanced internalization characteristics in order to target high, mid, and low levels of folate alpha receptor expression; and
•ZW171, our lead multispecific candidate, is built using our Azymetric platform and is a novel 2 + 1 format T-cell engaging multispecific antibody targeting pancreatic, mesothelioma, ovarian, and other mesothelin (“MSLN”)-

expressing cancers. ZW171 has a unique geometry with two single-chain fragment variable arms targeting MSLN, and one fab arm targeting CD3 to redirect the body’s natural immune system to fight cancer cells.
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
Our Strategy
Our goal is to use our experience and capabilities developing multifunctional therapeutics platforms, along with our proprietary protein engineering capabilities, to have a meaningful and positive impact on the lives of people living with difficult-to-treat cancers and other serious diseases with high unmet medical need.
To achieve this goal, we are focused on delivering substantial progress across five key areas of our business:
Zanidatamab Collaboration with Jazz Pharmaceuticals
Our collaboration agreement with Jazz entered into during the fourth quarter of 2022 represents an important component of our commercialization strategy for zanidatamab and our financial strategy for expanding and developing our product pipeline. Through December 31, 2022, we have received $375 million in proceeds from the Jazz collaboration and are eligible for reimbursement of ongoing zanidatamab-related costs in accordance with the development plan and budget. We also remain eligible to receive regulatory approval milestones of up to $525 million, commercial milestones of up to $862.5 million, and royalties of between 10% and 20% of future zanidatamab sales, pending regulatory approval of zanidatamab. In conjunction with Jazz, we plan to provide updates on progress towards regulatory filings, new clinical studies, and future clinical data releases, which includes the anticipated presentation of the full data set from our HERIZON-BTC-01 pivotal clinical trial in the first half of 2023 and our expectation to report top-line data from our HERIZON-GEA-01 pivotal clinical trial in 2024.
Zanidatamab Collaboration with BeiGene
Our collaboration agreements with BeiGene in the key Asia Pacific (APAC) regions (excluding Japan) are important given the high prevalence of BTC and GEA in the APAC region. To date, we have received approximately $60 million in upfront and milestone payments from the BeiGene collaboration as well as certain co-development funding for zanidatamab clinical studies. Through our collaboration with BeiGene on zanidatamab and zanidatamab zovodotin, we remain eligible to receive up to $390 million in additional development and commercial milestones together with tiered royalties of up to 20% of future product sales, pending regulatory approval. In conjunction with BeiGene, we plan to provide updates on progress towards regulatory filings in the APAC region, new clinical studies, and future clinical data releases.
Research and Early Development Programs
Our current scientific strategy provides for a broad and differentiated product pipeline of ADCs and multispecific antibody therapeutics to be developed from our technology platforms with the goal of five new IND applications by 2027. We expect to submit IND applications for our lead preclinical product candidates (ZW191 and ZW171) in 2024. During 2023, we expect to nominate an additional product candidate for preclinical development with an anticipated IND filing in 2025. We plan to continue actively presenting and publishing additional data on our preclinical programs in 2023, with a focus on the American Association for Cancer Research (AACR) meeting scheduled for the second quarter. We expect to evaluate, and potentially enter into, additional multi-product collaborations and partnerships in 2023 and 2024 to expand the breadth of our research and early development programs. We plan to make additional investments during 2023 and 2024 in the size and capabilities of our research group in order to maintain the desired speed, quality, diversity, and novelty in our future product pipeline. Further, we also plan to evaluate external opportunities in adjacent research areas to expand our focus beyond the current technology platforms.
Zanidatamab Zovodotin
We plan to continue development of zanidatamab zovodotin at the RP2D of 2.5 mg/kg every three weeks and, before the end of 2023, we expect to present additional data from our ongoing Phase 1 clinical study that supports this RP2D. Based on the data generated to date from the Phase 1 clinical study, which has continued to enroll patients to gather additional data for zanidatamab zovodotin monotherapy, we plan to evaluate zanidatamab zovodotin as monotherapy and/or in combination with the current respective standards of care in multiple Phase 2 studies expected to commence enrollment in 2023. Based on our development efforts to date and in combination with the results of these planned clinical studies, we believe these results may provide the rationale for one or more registration-enabling studies of zanidatamab zovodotin before the end of 2025, which we would expect to undertake with a future collaboration partner.
Platform Licensing Portfolio
To date, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements, excluding amounts received related to zanidatamab or zanidatamab zovodotin. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and Drug Conjugate therapeutic platforms with the following pharmaceutical companies: BeiGene, Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc. (“Exelixis”)), Merck Sharp & Dohme Research GmbH (“Merck”), and Atreca, Inc. (“Atreca”). During 2023 and 2024, we expect to earn additional milestone payments under certain of these agreements as products continue to advance in development, and we have the potential to receive additional payments in connection with any expansion or extension of these agreements.

Product Candidate Pipeline
We currently have two lead product candidates in clinical development and several product candidates in preclinical development that leverage our multiple therapeutic platforms to address areas of significant unmet medical need. Our lead product candidates, zanidatamab and zanidatamab zovodotin, utilize the Azymetric platform to address patient populations with HER2-expressing cancers. We are also actively advancing a diverse set of preclinical programs, which leverage one or more of our proprietary therapeutic platforms to create a deep pipeline of well-differentiated product candidates for oncology and other therapeutic areas.
Late-Stage Clinical: Zanidatamab
Overview
Zanidatamab, our lead product candidate, is currently being evaluated in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. It is a biparatopic antibody, based on our Azymetric platform, that can simultaneously bind two non-overlapping epitopes of HER2. Zanidatamab’s unique binding properties result in multiple mechanisms of action including HER2‑receptor clustering, internalization, and downregulation; inhibition of growth factor-dependent and
-independent tumor cell proliferation; antibody-dependent cellular cytotoxicity and phagocytosis; and complement-dependent cytotoxicity. These combined mechanisms of action have led to promising antitumor activity in preclinical models of HER2-expressing cancers, including tumors resistant to trastuzumab (currently branded as Herceptin).
We have entered into separate agreements with BeiGene and Jazz, granting each of BeiGene and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. Through these agreements, we have no funding obligations for current or future clinical studies or research and development spending and retain rights to receive potential regulatory and commercial milestones, as well as royalties for future net sales, pending approval in relevant regulatory jurisdictions.

Clinical Development of Zanidatamab
In clinical trials, zanidatamab monotherapy and zanidatamab in combination have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy, as described above under “Overview.”
In June 2022, we, in conjunction with our Asia-Pacific partner BeiGene, presented Phase 1b/2 clinical data at the ASCO Annual Meeting. The two presentations included data on the first-line treatment of patients with HER2-positive metastatic gastric/ gastroesophageal junction adenocarcinoma using zanidatamab in combination with chemotherapy and BeiGene’s anti-PD1 tislelizumab and on the first-line treatment of patients with HER2-positive metastatic breast cancer who received zanidatamab plus chemotherapy. In 33 response-evaluable patients with advanced HER2-positive gastric/gastroesophageal junction adenocarcinoma treated with zanidatamab and tislelizumab in combination with the CAPOX chemotherapy regimen, the confirmed objective response rate (“cORR”) was 75.8% [95% CI: 57.7, 88.9]. The disease control rate (“DCR”) was 100% and duration of response ranged from 2.1+ to 18.2+ months. Twenty patients (61%) remained on study at the time of data cut-off. In 21 response-evaluable patients with advanced HER2-positive breast cancer treated with zanidatamab and docetaxel, the cORR was 90.5% [95% CI: 69.6, 98.8] with 15 patients (78.9%) having an ongoing response at the time of the data cut. The DCR was 95.2% [95% CI: 76.2, 99.9]. The median follow-up was 7.0 months (range 1.1-17.4 months) and the six-month progression-free survival rate was 95.2% [95% CI: 70.7, 99.3]. Overall, both combinations exhibited promising response rates and tolerability in patients.
In December 2022, we published in The Lancet Oncology our Phase 1 data (NCT02892123) in pre-treated patients with HER2-expressing solid tumors who received zanidatamab monotherapy. Eighty-six patients (22 patients with BTC, 28 patients with CRC and 36 patients with other solid tumors excluding GEA or breast cancer) demonstrated promising responses and zanidatamab was generally well tolerated in patients. Grade 1-2 diarrhea and infusion reactions were the most common reported treatment-related adverse events with no treatment-related deaths. In addition, 31 [37%; 95% CI 27.0, 48.7] of 83 evaluable patients had a cORR.
In December 2022, we presented Phase 2 clinical data at the San Antonio Breast Cancer Symposium. The presentation reported data from a clinical study of 45 patients with heavily pretreated HER2-positive, Hormone Receptor-positive (“HR-positive”) metastatic breast cancer who received zanidatamab in combination with palbociclib and fulvestrant. Patients had received prior regimens containing HER2-targeted agents including trastuzumab (100%), pertuzumab (80%), T-DM1 (98%), and other available options. In 36 efficacy-evaluable patients, treatment with zanidatamab in combination with palbociclib and fulvestrant resulted in a cORR of 33% [95% CI: 18.6, 51.0] and DCR of 92% [95% CI: 77.5, 98.2), and the majority of patients experienced a decrease in tumor size. The interim median progression-free survival (“mPFS”) was 9.6 months [95% CI: 7.2, 16.6] with seven patients still on study at the time of data cut-off (August 31, 2022). The regimen was generally well tolerated with expected rates of neutropenia, a known side effect of CDK4/6 inhibitors. The majority of patients with treatment-related adverse events experienced mild to moderate severity (Grade 1 or 2).
Also in December 2022, we announced positive top-line data in the HERIZON-BTC-01 pivotal Phase 2b trial of zanidatamab as monotherapy in previously treated HER2-amplified BTC patients. The top-line results showed that 41.3% [95% CI: 30.4, 52.8] of enrolled patients with HER2-amplified and expressing (IHC2+ and 3+) disease achieved a confirmed objective response as assessed by independent central review. The median duration of response was 12.9 months [95% CI: 5.95 to not reached]. The safety profile of zanidatamab in this trial was consistent with that observed in previously reported monotherapy studies, with no new safety signals identified. Full results from the pivotal trial are expected to be presented at a medical meeting in the first half of 2023.
In January 2023, we presented updated Phase 2 clinical data at the ASCO Gastrointestinal Cancers Symposium. The presentation included updated data from a clinical study evaluating zanidatamab in combination with standard of care chemotherapy in first-line HER2-expressing GEA patients. Patients had not received prior HER2-targeted agents or systemic treatment for metastatic GEA. A total of 46 patients with metastatic GEA were enrolled from 15 sites across the United States, Canada and South Korea. The data demonstrated zanidatamab combined with standard chemotherapy is a highly active treatment regimen for first-line therapy of HER2-positive metastatic GEA. In 42 patients evaluable for overall survival (“OS”) receiving zanidatamab in combination with chemotherapy, the 18-month OS rate was 84% [95% CI: 68, 93], the 12-month OS rate was 88% [95% CI: 73, 95], and the median OS had not yet been reached (with 26.5 months median duration of study follow-up). These data represent the first OS data presented for a zanidatamab containing regimen. Treatment with zanidatamab resulted in a cORR of 79% [95% CI: 63, 90], a DCR of 92% [95% CI: 79, 98], with three patients achieving complete response among 38 response-evaluable patients. The median duration of response was 20.4 months [95% CI: 8.3, NE] with an mPFS of

12.5 months [95% CI: 7.1, NE] with 17 patients having an ongoing response at the time of data cut-off. The regimen was manageable, tolerable and consistent with the observed safety profiles reported for other standard combination regimens for patients with HER2-positive GEA.
Zanidatamab is currently being evaluated in the following clinical trials:
•NCT05035836 – A Phase 2, single-site, single-arm open-label study to determine the efficacy of zanidatamab for patients with early stage low-risk HER2/neu positive breast cancer.
•NCT05270889 – A Phase 2 single-arm, open-label, multi-center study of zanidatamab in combination with tislelizumab as a second-line treatment for HER2-positive advanced gastric cancer as part of the investigator-initiated K-Umbrella Trial.
•NCT05027139 – A Phase 1b/2 single-arm, open-label, multi-cohort, multicenter study of zanidatamab in combination with evorpacept (formerly ALX148) in patients with advanced HER2-expressing cancer. Part one of the study will evaluate safety and tolerability and establish the recommended doses (“RD”). Part two of the study will evaluate the antitumor activity of the combination at the RD levels in indication-specific expansion cohorts.
•NCT04578444 – An intermediate-size Expanded Access Protocol for use of zanidatamab in patients with HER2-positive advanced solid tumors who are not eligible for other zanidatamab clinical trials, and who in the opinion of the treating oncologist, would potentially benefit from treatment with zanidatamab.
•NCT05152147 – A randomized, global, multicenter, Phase 3 Study of zanidatamab in combination with chemotherapy with or without tislelizumab in subjects with HER2-positive unresectable locally advanced or metastatic GEA.
•NCT02892123 – A Phase 1 study to evaluate the maximal tolerated dose, optimal biological dose or other recommended dose, and overall safety and tolerability of zanidatamab in patients with unresectable locally advanced and/or metastatic HER2-expressing cancers.
•NCT03929666 – A multicenter, global, Phase 2, open-label, 2-part, first-line study to investigate the safety, tolerability, and antitumor activity of zanidatamab plus standard first-line combination chemotherapy regimens for selected gastrointestinal (GI) cancers. Eligible patients include those with unresectable, locally advanced, recurrent or metastatic HER2-expressing GEA, BTC, or CRC.
•NCT04224272 – A multicenter, global, Phase 2, open-label, two-part study. Part one of the study will evaluate the safety and tolerability of zanidatamab in combination with palbociclib and fulvestrant and identify the RD of zanidatamab and palbociclib. Part two of the study will evaluate antitumor activity at the recommended dose level.
•NCT04466891 – A multicenter, pivotal, open-label, single-arm trial evaluating the antitumor activity of zanidatamab monotherapy in patients with HER2-amplified, inoperable and advanced or metastatic BTC, including intra-hepatic cholangiocarcinoma, extra-hepatic cholangiocarcinoma, and gallbladder cancer.
•NCT04513665 – A study to evaluate zanidatamab monotherapy in women with HER2-overexpressed endometrial cancer or carcinosarcoma that has been treated in the past.
•NCT04276493 – A study to assess the safety, tolerability and preliminary antitumor activity of zanidatamab in combination with docetaxel in participants with HER2-positive breast cancer, and zanidatamab in combination with tislelizumab and chemotherapy in participants with HER2-positive gastric/gastroesophageal junction adenocarcinoma.
•NCT05615818 – An international, randomized, controlled, open-label platform Phase 3 trial evaluating whether the introduction of molecular targeted therapies, including zanidatamab, as maintenance after four cycles of standard-of-care first-line systemic therapy is superior to continuation of first-line standard-of-care in the treatment of patients with advanced biliary cancer as part of the investigator-initiated SAFIR-ABC10 Trial.
•jRCT2031210161 - A single arm Phase 1 study of zanidatamab in Japanese subjects with locally advanced (unresectable) and/or metastatic HER2-expressing cancers.
Zanidatamab has been granted Breakthrough Therapy designation by the FDA for the treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC as well as two Fast Track designations, one for previously treated or recurrent HER2 gene-amplified BTC and another for first-line HER2-overexpressing GEA in combination with standard of care chemotherapy. Zanidatamab also received Orphan Drug designation for the treatment of BTC and gastric cancer, including cancer of the gastroesophageal junction, in the United States and for gastric cancer and BTC in the European

Union (“EU”). Zanidatamab has also been granted Breakthrough Therapy designation from the Center for Drug Evaluation in China for treating patients with BTC who have failed prior systemic therapies.
Early-Stage Clinical and Early Research and Development
The below table summarizes our early-stage clinical and early Research and Development candidates.
Zanidatamab Zovodotin: HER2-Targeted Bispecific ADC
Overview
Zanidatamab zovodotin, our second product candidate, is currently being evaluated in a Phase 1 clinical trial. It is a biparatopic anti-HER2 ADC developed based on Zymeworks’ proprietary Azymetric multispecific and ZymeLink ADC platforms and combines the unique design of zanidatamab with a proprietary cytotoxin and cleavable linker. Our cytotoxin destabilizes tubulin, a protein necessary for cell division, and therefore kills rapidly dividing cancer cells. In preclinical models, compared to certain approved HER2-targeted therapies, zanidatamab zovodotin mediates a superior therapeutic effect on HER2-expressing tumors through multiple potential mechanisms, including:
•increased maximum HER2 binding density;
•unique biparatopic-induced HER2 receptor clustering;
•increased HER2-mediated ADC internalization; and
•enhanced toxin-mediated cytotoxicity and tumor growth inhibition.
We are developing zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC for several indications characterized by HER2 aberrations, especially for patients whose tumors have progressed or are refractory to HER2-targeted agents and those that express lower levels of HER2 and are ineligible for treatment with other HER2-targeted therapies.
Preclinical Development of Zanidatamab Zovodotin
In preclinical studies, zanidatamab zovodotin demonstrated complete tumor regressions in a panel of high and low HER2-expressing patient-derived xenografts and promising efficacy in a model of breast cancer brain metastases. These results compared favorably when benchmarked against approved and leading HER2 ADCs in clinical development. In a repeat dose toxicology study in non-human primates, zanidatamab zovodotin was well tolerated at 18 mg/kg, suggesting a broad therapeutic window.
Clinical Development of Zanidatamab Zovodotin
We are currently evaluating zanidatamab zovodotin as a monotherapy in a non-randomized, open-label Phase 1 clinical trial in patients with HER2 High breast, gastric and other HER2-expressing cancers, whose disease has progressed after all standard of care therapies. The primary objective of the Phase 1 clinical trial is to characterize the safety, tolerability, pharmacokinetics and maximum tolerated dose of zanidatamab zovodotin. The secondary objectives for the trial include evaluation of preliminary antitumor activity of zanidatamab zovodotin, as well as an exploration of potential biomarkers of response. Based upon the observed safety and activity, subsequent development may focus on patients with HER2 High breast cancer, HER2 High gastric cancer, other HER2 High cancers, as well as cancers with lower levels of HER2 expression, including breast cancer.
In September 2022, we presented preliminary Phase 1 trial results for zanidatamab zovodotin as monotherapy for the treatment of various HER2-positive tumors at the European Society for Medical Oncology (“ESMO”) Annual Congress. A total of 77 heavily pretreated patients were enrolled in this first-in-human trial, which was designed to determine the maximum tolerated dose of zanidatamab zovodotin, characterize its safety and tolerability, and evaluate anti-tumor activity in HER2-expressing cancers as monotherapy. The patients represented a variety of HER2-expressing cancers including breast, gastroesophageal, ovarian, endometrial, bladder, biliary tract, anal, colorectal, pancreatic and lung. At the time of the analysis, the maximum tolerated dose had not yet been reached. In the trial, zanidatamab zovodotin was shown to have a manageable and differentiated safety profile with the majority of adverse events being Grade 1 or 2 in severity. The majority of patients (20/29) had received prior HER2-targeted therapies with patients receiving a median of three (range 1 to 13) prior therapies in the metastatic setting, including a median of six (range 3 to 13) in metastatic breast cancer and four (range of 1 to 8) in metastatic GEA. In patients with HER2-positive cancers treated with zanidatamab zovodotin at 2.5 mg/kg Q3W (dose escalation + dose expansion), the cORR was 31% [95% CI: 15.3, 50.8] and the DCR was 72% [95% CI: 52.8, 87.3]. The Phase 1 clinical trial is ongoing and continues to enroll patients to study safety, tolerability and activity in various cohorts at the Q3W schedule. We expect to present updated results from this Phase 1 study before the end of 2023.
In January 2023, we announced our plans for the continued development of zanidatamab zovodotin at the RP2D of 2.5 mg/kg every three weeks and announced that by the end of 2023, we expect to present additional data from our clinical study that further supports this RP2D. Based on the data generated to date from the Phase 1 clinical study, which has continued to enroll subjects to gather additional data for zanidatamab zovodotin monotherapy, we plan to evaluate zanidatamab zovodotin as monotherapy and/or in combination with the current respective standards of care in multiple planned Phase 2 studies. Based on our development efforts to date and in combination with the results of these planned clinical studies, we believe these results may provide the rationale for one or more registration-enabling studies of zanidatamab zovodotin before the end of 2025, which we would expect to undertake with a future collaboration partner.
Other Preclinical Product Candidates
We maintain ongoing discovery efforts to identify and test new target combinations, product candidates and platform technologies that have the potential to address unmet medical needs. We have developed multiple preclinical product candidates targeting a combination of known and novel tumor antigens based on our platform technologies. All of these candidates remain unpartnered. We continue to focus on advancing multiple well-differentiated product candidates into clinical trials to build our pipeline portfolio as well as exploiting our protein engineering and ADC expertise to develop innovative product candidates.
As part of our early Research and Development day held in New York City in October 2022, we announced multiple preclinical product candidates, including two lead candidates, ZW191 and ZW171. Our lead ADC preclinical product candidate, ZW191, is a folate receptor alpha targeted ADC with a novel TOPO1i-based payload that we believe may be competitive in areas with high unmet medical need. Similarly, our lead multispecific preclinical product candidate, ZW171, a novel and differentiated MSLN-targeted bispecific T-cell engaging antibody generated utilizing our Azymetric bispecific platform, targets the potential treatment of patients in pancreatic, mesothelioma, ovarian, and other MSLN-expressing cancers. We expect to submit IND applications for ZW191 and ZW171 in 2024.
We expect to continue developing additional early-stage ADC and multispecific product candidates, such as ZW251, a glypican-3 targeted TOPO1i-based ADC, and ZW220, a NaPi2b targeted ADC with a TOPO1i-based payload, as well as additional preclinical product candidates currently in development.

Our Proprietary Therapeutic Platforms
Our expertise in protein engineering has enabled the development of our proprietary therapeutic platforms, a complementary suite of highly tailored biologics solutions. Our therapeutic platforms can be used alone or in combination to develop multifunctional fit-for-purpose biotherapeutics with bispecific capabilities (Azymetric), targeted cytotoxin payload delivery and linker technologies (Drug Conjugate Platforms), finely tuned immune function modulation (EFECT), and tumor-specific immune co-stimulation (ProTECT). The modular design and ease of use of our therapeutic platforms allow for the design and evaluation of multiple candidates with different formats to determine the optimal therapeutic combination early in development. We continue to leverage these therapeutic platforms to expand our pipeline of next-generation multispecific and ADCs that we believe could represent significant improvements to the standard of care in multiple cancer types and other serious diseases.
Azymetric Multispecific Antibody Platform
The Azymetric multispecific antibody platform is our foundation platform, which can produce either the backbone of our ADCs or be the base of our multispecific therapeutics that can be combined with both our trispecific T-cell engager (“TriTCE”) technology and our ProTECT platform to develop potential best-in-class trispecifics. The Azymetric platform consists of a library of proprietary amino acid substitutions that enable the transformation of monospecific antibodies into bispecific or trispecific antibodies, which gives them the ability to simultaneously bind two non-overlapping epitopes. The Azymetric platform enables the development of biotherapeutics with dual-targeting of receptors/ligands and simultaneous blockade of multiple signaling pathways, increasing tumor-specific targeting and efficacy while reducing toxicities and the potential for drug resistance. In preclinical studies, the dual targeting of Azymetric antibodies has demonstrated synergistic activity relative to the application of an equivalent dose of the corresponding monospecific antibodies. Azymetric multispecifics can also be engineered to enhance internalization of the antibody into the tumor cell and consequently increase the delivery of cytotoxins. Azymetric multispecifics retain the desirable drug-like qualities of monoclonal antibodies, including long half-life, stability and low immunogenic potential, which increases their probability of success. Azymetric multispecifics are also compatible with standard manufacturing processes with high production yields and purity.
The Azymetric platform is the foundation for the development of trispecific and trivalent antibodies. Our complementary suite of technologies can incorporate multiple targets and mechanisms of action within a single antibody-based therapeutic. To achieve efficacy and durability in a difficult tumor microenvironment, we have developed a TriTCE strategy that integrates checkpoint inhibition (“TriTCE-CPI”) and costimulatory technologies (“TriTCE-costim”). TriTCE-CPI technology is designed to navigate suppressive tumor microenvironments and enhance the activity of T-cell engagers through incorporation of a checkpoint pathway binder to restore and enhance T-cell engagement and overcome secondary resistance to provide durable responses. TriTCE-costim technology can increase T-cell fitness, activation and proliferation via tumor-dependent T-cell co-stimulation. Further, T-cell engager technologies can integrate with ProTECT, a technology built to mask an antibody arm to improve selectivity to minimize off-target, and mitigate on-target, adverse events.
Drug Conjugate Platforms
Our Drug Conjugate Platforms are a suite of proprietary cytotoxins (including both topoisomerase and microtubulin inhibiting toxins), stable linkers, and conjugation technologies that are compatible with and complementary to our product candidates and enable delivery of cytotoxins directly to target cells. We believe that our platforms provide multiple competitive advantages over existing ADC approaches, including optimized activity and tolerability profiles through increased drug delivery to target cells with reduced off-target effects, as well as improved pharmacokinetics and stability. Our Drug Conjugate Platforms can be used in conjunction with our other therapeutic platforms to potentially increase safety and efficacy as compared to existing ADC technologies.

EFECT Antibody Effector Function Modulation Platform
The EFECT platform consists of sets of modifications to the crystallizable fragment (“Fc”) region of antibodies that enable the selective modulation of recruited cytotoxic immune cells for diverse therapeutic applications. This allows us to rationally tailor the selective enhancement or suppression of immune effector function to optimize product candidates.
ProTECT Tumor-Specific Immune Co-stimulation Platform
The ProTECT platform is a novel conditionally active antibody technology that can simultaneously increase the tolerability and efficacy for therapeutics, thereby potentially enhancing therapeutic window and clinical utility. Functional, natural immunomodulatory heterodimers are introduced to sterically block antigen binding outside the tumor, enabling therapeutics with limited activity in normal healthy tissue, avoiding on-target, off-tumor toxicities. Once in the tumor microenvironment, specific proteases cleave and release one half of the functional block activating both the targeting antibody and the immunomodulatory function. The resulting activated multifunctional therapeutic enables immune modulation in concert with antigen binding, which enables an overall increase in the therapeutic window through selective tumor activity and enhanced potency.
Strategic Partnerships and Collaborations
The table below summarizes the stage of each of our partners’ most advanced publicly disclosed program.
Our novel product candidates, together with our combination of proprietary protein engineering capabilities and resulting therapeutic platform technologies, have enabled us to enter into a number of strategic partnerships, many of which were subsequently expanded in scope. Our strategic partnerships and collaborations provide us with the ability to accelerate clinical development of our product candidates in certain geographical regions and provide our strategic partners with access to components of our proprietary therapeutic platforms for their own therapeutics development. In addition, these strategic partnerships have provided us with non-dilutive funding as well as access to proprietary therapeutic assets, which increase our ability to rapidly advance our product candidates while maintaining commercial rights to our own therapeutics.
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through December 31, 2022 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships, we are eligible to receive up to $1.75 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for the future funding requirements for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
To date, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements, excluding amounts received related to zanidatamab or zanidatamab zovodotin. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and Drug Conjugate therapeutic platforms with BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, LEO, Iconic, Merck and Atreca. Under these revenue-generating strategic partnerships and collaboration agreements, we are eligible to receive up to $2.8 billion in preclinical and development milestone payments and up to $5.9 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
Our strategic partnerships and collaborations include the following:
Jazz
In October 2022, Zymeworks BC entered into a License and Collaboration Agreement (the “Jazz Collaboration Agreement”) with Jazz, under which Jazz will have development and commercialization rights of zanidatamab throughout the world, but excluding existing territories already governed by Zymeworks BC’s agreement with BeiGene (the “Territory”). BeiGene has exclusive rights, pursuant to an agreement with Zymeworks BC dated November 26, 2018, as amended (the “BeiGene Agreement”), to commercialize zanidatamab in those countries that are excluded from the Territory.
Under the terms of the Jazz Collaboration Agreement, Zymeworks BC granted to Jazz an exclusive, royalty-bearing license, with the right to grant sublicenses, under certain of Zymeworks BC’s intellectual property, to research, develop, manufacture, and commercialize in the Territory pharmaceutical products containing or incorporating zanidatamab or certain related antibodies (such antibodies, collectively, “Licensed Antibodies” such pharmaceutical products, “Licensed Products”). Licensed Antibodies and Licensed Products expressly exclude all ADCs, including Zymeworks BC’s proprietary ADC, zanidatamab zovodotin. Zymeworks BC also granted to Jazz a non-exclusive license, with the right to grant sublicenses, under certain of Zymeworks BC’s intellectual property, to research, preclinically develop and manufacture Licensed Products outside the Territory for the sole purpose of furthering the development and commercialization of Licensed Products in the Territory.
Jazz granted Zymeworks BC certain licenses, under certain of Jazz’s intellectual property, to develop and commercialize Licensed Antibodies and Licensed Products outside the Territory, to conduct certain development and manufacturing activities with respect to the Licensed Products in the Territory, and to make and have made Licensed Antibodies for incorporation into zanidatamab zovodotin, for development and commercialization both in and outside the Territory. If the BeiGene Agreement is terminated, in whole or in part, Jazz has a right of first negotiation to develop or commercialize any Licensed Product in such countries. In November 2022, the waiting period under the United States Hart-Scott Rodino Antitrust Improvements Act of 1976 expired (such clearance, the “HSR Clearance”).
During the Term (as defined below), Jazz and its affiliates are prohibited from performing any clinical development of, or commercialization of, any pharmaceutical product containing a bispecific antibody directed to the ECD2 and ECD4 domains of HER2 in the Territory, other than Licensed Products. During the Term, Zymeworks BC and its affiliates are prohibited from performing any preclinical development (except for certain independent, internal preclinical development by Zymeworks BC or its affiliates) or clinical development of, or commercializing, any pharmaceutical product that is directed to HER2 in the Territory (each, a “Zymeworks Competing Product”), other than Licensed Products; provided that zanidatamab zovodotin is excluded from this restriction. Zymeworks BC retains the right to grant third parties rights to apply any of Zymeworks BC’s platforms to derive or generate, without any assistance from Zymeworks BC, antibodies directed to any biological target where Zymeworks BC is not aware of the identity of any such target, and Zymeworks BC retains the right to fulfill its obligations under agreements with its existing platform partners; provided, however, that Zymeworks BC cannot generate, or grant development or commercialization licenses to, Zymeworks Competing Products in new platform-based agreements entered into after the effective date of the Jazz Collaboration Agreement.
As between Jazz and Zymeworks BC, Jazz will be solely responsible for all development and commercial activities with respect to Licensed Products in the Territory, and all such development and commercial activities in the Territory shall be at Jazz’s sole cost and expense, except that Zymeworks BC shall be responsible for the continued conduct of clinical trials for zanidatamab initiated by Zymeworks BC prior to the execution of the Jazz Collaboration Agreement (collectively, the “Zymeworks Ongoing Studies”), including those clinical trials initiated by Zymeworks BC in South Korea, and filing of the first Biologics License Application for the Licensed Product (the “First BLA”), at Jazz’s cost and expense subject to the terms and conditions under the Jazz Collaboration Agreement. Following regulatory approval of the First BLA or earlier upon Jazz’s written request, Zymeworks BC will promptly transfer the First BLA to Jazz.
Jazz shall use commercially reasonable efforts to develop and obtain regulatory approval for a Licensed Product in certain major market countries for the treatment of certain diseases. Jazz will be the holder of regulatory approvals and regulatory submissions for Licensed Products in the Territory, except with respect to the Zymeworks Ongoing Studies and the First BLA until it is transferred to Jazz.
Zymeworks BC will (either itself or through Zymeworks BC’s contract manufacturing organization) manufacture, and Jazz will purchase from Zymeworks BC, Jazz’s requirements of zanidatamab and Licensed Product until Jazz or Jazz’s contract manufacturer is approved to manufacture Licensed Antibody and Licensed Product, or until two years after the closing of the Jazz Collaboration Agreement (which closing occurred following receipt of the HSR Clearance), whichever is later. Thereafter, Zymeworks BC will manufacture for Jazz, and Jazz will purchase from Zymeworks BC, certain quantities of zanidatamab and Licensed Product, until such manufacture is fully transferred to Jazz, but no later than three years after closing. Supply of zanidatamab and Licensed Product shall be further set forth in separate clinical and commercial supply agreements to be executed by the parties.
Jazz shall be solely responsible for commercializing the Licensed Products in the Territory and use commercially reasonable efforts to commercialize in each specified major market country each Licensed Product that obtains regulatory approval in such country. Jazz shall conduct such commercialization at its sole cost and expense.
Under the Jazz Collaboration Agreement, Zymeworks BC received (i) a non-refundable $50.0 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and (ii) a further payment of $325.0 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01, as well as Zymeworks BC’s delivery of all data, analyses and other information set forth in the Jazz Collaboration Agreement. Jazz will reimburse Zymeworks BC for Zymeworks BC’s performance of development activities under the Jazz Collaboration Agreement in accordance with a development plan and budget. Zymeworks BC will be also eligible to receive up to an aggregate of $525.0 million in certain regulatory milestones payments and up to an aggregate of $862.5 million in potential commercial milestone payments, for total potential payments of up to $1.76 billion. Pending approval, Zymeworks BC is eligible to receive tiered royalties between 10% and 20% on annual net sales of Licensed Products in the Territory, with customary reductions in specified circumstances. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of (i) ten years after the first commercial sale of such Licensed Product in such country, (ii) the expiration of the last valid licensed patent claim within the licensed Zymeworks BC intellectual property covering such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity of such Licensed Product in such country.
Zymeworks BC shall solely own all inventions made by the parties solely or jointly that specifically relate to the composition of matter of zanidatamab and any invention made solely by Zymeworks BC and its affiliates. Jazz shall own all inventions made solely by Jazz. Inventions made jointly by the parties shall be owned jointly by the parties.
Unless terminated earlier, the term of the Jazz Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the royalty term for such Licensed Product in such country (the “Term”). On a country-by-country basis, upon the expiration of the Term, the license granted to Jazz in such country shall become fully paid-up, royalty-free, perpetual, and irrevocable.
At any time, Jazz may terminate the Jazz Collaboration Agreement, in its entirety or on a region-by-region basis, by providing written notice of termination to Zymeworks BC. In the event that Jazz or its affiliates file or initiate a patent challenge against Zymeworks BC, Zymeworks BC may terminate the Jazz Collaboration Agreement unless such challenge is withdrawn, abandoned, or terminated following Jazz’s receipt of written notice from Zymeworks BC. Subject to certain conditions, either party may terminate the Jazz Collaboration Agreement in the event of an uncured material breach or insolvency of the other party.
Upon the termination of the Jazz Collaboration Agreement for any reason, all licenses and other rights granted to Jazz by Zymeworks BC shall terminate. Licenses granted by Jazz to Zymeworks BC shall continue following the effective date of termination, and Jazz shall grant to Zymeworks BC a non-exclusive, royalty-bearing and sublicensable license under certain intellectual property controlled by Jazz that either arises from the Jazz Collaboration Agreement or is used by or on behalf of Jazz in the development, manufacture, or commercialization of Licensed Products. If Jazz has the right to terminate the Jazz Collaboration Agreement because Zymeworks BC was in material breach of the Jazz Collaboration Agreement and did not timely cure such breach, Jazz may elect to have the Jazz Collaboration Agreement continue in full force and effect and all amounts thereafter payable by Jazz under the Jazz Collaboration Agreement will be reduced, and Jazz will have no further obligations to develop and commercialize each Licensed Product in each major market.
The Jazz Collaboration Agreement also includes certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions.

BeiGene
In November 2018, we entered into agreements with BeiGene whereby we granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of zanidatamab and zanidatamab zovodotin in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, we also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of our Azymetric and EFECT platforms.
Zanidatamab & Zanidatamab Zovodotin
For the research, development and commercialization licenses to zanidatamab and zanidatamab zovodotin, we received an upfront payment of $40.0 million. In aggregate for both zanidatamab and zanidatamab zovodotin, we are also eligible to receive development and commercial milestone payments of up to $390.0 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. We received a payment of $5.0 million in relation to this milestone. In November 2020, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-BTC-01 study, and we received a payment of $10.0 million in relation to this milestone. In December 2021, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study, and we received a payment of $8.0 million in relation to this milestone.
Under the agreements, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all of the development and commercialization costs in their own territories. Unless earlier terminated, these agreements will terminate on a licensed product-by-product and country-by-country basis upon the expiration of the royalty term in such country for such licensed product. The agreements may be terminated by BeiGene upon prior written notice or by either party upon the other party’s bankruptcy or uncured material breach.
Azymetric & EFECT Platforms
We received an upfront payment of $20.0 million for the development and commercialization licenses of up to three bispecific antibody therapeutics using our Azymetric and EFECT platforms. We are also eligible to receive development and commercial milestone payments of up to an aggregate of $702.0 million. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products. Unless earlier terminated, this agreement will terminate on a licensed product-by-product and country-by-country basis upon the expiration of the royalty term in such country for such licensed product. This agreement may be terminated by BeiGene upon prior written notice, or by either party upon the other party’s uncured material breach.
BMS
In December 2014, we entered into a collaboration agreement with Celgene (now BMS) to research, develop and commercialize bispecific antibodies generated through the use of our Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. Under the terms of the agreement, we granted BMS a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. To date, BMS has exercised one commercial license option and we have received a total of $7.5 million in product candidate-specific payments. In addition, we are eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a commercial license option for each product. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In June 2020, our existing collaboration agreement with BMS was amended to expand the license grant to include the use of our EFECT platform for the development of therapeutic candidates and to extend the research term. We received an upfront expansion fee of $12.0 million and all other financial terms were unchanged. The agreement contains customary termination rights for BMS and us, including the right of BMS to terminate the agreement in its entirety or on a product-by-product basis in its sole discretion with advance notice to us. The agreement will terminate on a product-by-product and country-by-country basis upon the later of the expiration of the last-expiring patent related to the BMS licensed product, or ten years after the first commercial sale of the BMS licensed product in such a country. If BMS does not exercise its option for the commercial license, the agreement will terminate on a product-by-product basis for which the option was not exercised.
GSK
In December 2015, we entered into a collaboration and license agreement with GSK to research, develop and commercialize up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of our EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received to date. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties. Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us, and allowing the parties to terminate the agreement by mutual agreement. The agreement will terminate on the earlier of (i) the end of the research period if GSK does not elect to advance one or more products incorporating intellectual property generated under the research period for further research and development or (ii) on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by a patent related to the GSK licensed product, or ten years after the first commercial sale of the GSK licensed product in such a country.
In April 2016, we entered into a platform technology transfer and license agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion in milestone and other payments. To date, we have received an upfront technology access fee payment of $6.0 million. We are also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. Termination provisions allow for GSK to terminate the agreement or specific antibody sequence pairs due to an incurable material breach by us, and under specific conditions, GSK shall have certain rights to continue the research, development, and commercialization of products with their license payment, milestone, and royalty obligations reduced by 50%.
Daiichi Sankyo
In September 2016, we entered into a collaboration and cross-license agreement with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize certain licensed products. We are eligible to receive up to $149.9 million in milestone and other payments. To date, we have received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. We are also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. We also gained non-exclusive rights to develop and commercialize up to three products (revised to up to six products pursuant to a June 2022 amendment) using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, we are solely responsible for all research, development and commercialization of the resulting products. The agreement contains customary termination rights for Daiichi and us, including the right for Daiichi to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us and for us to terminate our rights to Daiichi’s antibodies with advance notice to Daiichi. The agreement shall terminate, with respect to Daiichi’s license, if Daiichi fails to exercise its option or, on a product-by-product basis, until expiration of Daiichi’s royalty obligations. We have been informed that Daiichi Sankyo has deprioritized its development efforts under this agreement.

In May 2018, we entered into a new license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of our Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $484.7 million in various milestone and other payments. To date, we have received an upfront technology access fee payment of $18.0 million. We are also eligible to receive development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Daiichi Sankyo and us, including the right for Daiichi Sankyo to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement shall terminate, with respect to Daiichi Sankyo’s licenses, on a product-by-product basis, with the last payment obligation for the respective product.
Janssen
In November 2017, we entered into a collaboration and license agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence group-specific exclusive license to research, develop and commercialize certain products. We are eligible to receive up to $1.45 billion in various license and milestone payments. To date, we have received an upfront payment of $50.0 million and development milestones totaling $8.0 million in connection with the initiation of clinical trials of two bispecific antibodies. We are also eligible to receive development milestone payments of up to $274.0 million and commercial milestone payments of up to $1.12 billion. In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales. Janssen has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Janssen and us, including the right for Janssen to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate, on a product-by-product basis, on the expiry of the royalty term for the product. Furthermore, if Janssen does not designate an antibody sequence group during the research program term, the agreement will also terminate.
LEO
In October 2018, we entered into a research and license agreement with LEO whereby we granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of our Azymetric and EFECT platforms, for dermatologic indications. Zymeworks retains rights to develop antibodies resulting from this collaboration in all other therapeutic areas. Pursuant to this agreement, we received an upfront payment of $5.0 million. In addition, (i) for the first therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, we are eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by Zymeworks outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales. No development or commercial milestone payments or royalties have been received to date. Zymeworks and LEO are jointly responsible for certain research activities, with Zymeworks’ cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of its own products. The agreement contains customary termination rights for LEO and us, including the right for LEO to terminate its rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement shall terminate, with respect to LEO’s licenses, on a product-by-product basis, with the expiration of the last-to-expire royalty term for the respective product.
Iconic / Exelixis
In May 2019, we entered into a license agreement with Iconic Therapeutics, Inc. (“Iconic”) to develop and commercialize its ADC (ICON-2) targeting Tissue Factor, generated through the use of our ZymeLink platform. Under the terms of this agreement, we granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. In December 2020, Iconic licensed ICON-2 (also known as XB002) to Exelixis, and under our agreement with Iconic, we received $4.0 million, a share of the $20.0 million option fee paid to Iconic by Exelixis. Under a December 2021 amendment to the license agreement between Iconic and Exelixis, we received a share of the one-time fee received by Iconic in exchange for all future milestones owing to Iconic from Exelixis. We continue to be eligible to receive future royalties on the ICON-2 program pursuant to the agreement with Iconic. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products. The Agreement contains customary termination rights for Iconic and Zymeworks, including the right for Iconic to terminate the Agreement, in its sole discretion, with advance notice to Zymeworks.

Other Collaborations
Merck
We have collaborated with Merck since 2011. In July 2020, we entered into a new licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field using our Azymetric and EFECT platforms. We are eligible to receive up to $419.3 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $502.5 million in commercial milestone payments, as well as tiered royalties on worldwide sales.
Atreca
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
Intellectual Property
Our business success will depend significantly on our ability to:
•secure, maintain and enforce patent and other proprietary protection for our core technologies, inventions and know-how;
•obtain and maintain licenses to key third-party intellectual property owned by such third parties;
•preserve the confidentiality of our trade secrets; and
•operate without infringing upon valid, enforceable third-party patents and other rights.
We seek to secure and maintain patent protection for the composition of matter, manufacturing processes and methods of use for our drug candidates and for our underlying protein engineering capabilities and therapeutic platforms including Azymetric, EFECT, ZymeLink, ZymeCAD and ProTECT. We also utilize trade secrets, careful monitoring and limited disclosure of our proprietary information where patent protection is not appropriate. We also protect our proprietary information by ensuring that our employees, consultants, contractors and other advisors execute agreements requiring non-disclosure and assignment of inventions prior to their engagement. We intend to continue to expand our intellectual property holdings by seeking patent protection for new compositions of matter, new features and applications of our core therapeutic platforms, and innovative new therapeutic platforms, in the United States and other jurisdictions. We also intend to supplement internal innovation through in-licensing of new technologies and compositions of matter as appropriate. We intend to take advantage of any available data exclusivity, market exclusivity, patent term adjustment and patent term extensions.
We routinely monitor the status of existing and emerging intellectual property disclosed by third parties that may impact our business, and to the extent we identify any such disclosures, by evaluating them and taking appropriate courses of action.
As of December 31, 2022, our patent portfolio consists of 71 active patent families. Of these, 29 families relate to our key product candidates (zanidatamab and zanidatamab zovodotin), our preclinical product candidates (including our lead preclinical product candidates ZW191 and ZW171), and our therapeutic platform technology. The remaining 42 patent families relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time. One of our patent families is exclusively licensed from a third party. Two of our patent families are co-owned with VAR2 Pharmaceuticals ApS, and one patent family is co-owned with the Provincial Health Services Authority and University of Victoria Industry Partnerships. None of the licensed or co-owned patent families relate to our lead product candidates, zanidatamab and zanidatamab zovodotin. As of December 31, 2022, we have 197 issued patents, 52 of which are U.S. patents.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter and methods of treatment for our product candidates, including target-specific interactions and immunomodulatory mechanisms. We own the zanidatamab and zanidatamab zovodotin patent portfolio.

•    Zanidatamab: Zanidatamab is covered by five patent families. The first is an international patent application filed under the Patent Cooperation Treaty (“PCT”) that is in the national phase with applications pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Russia and the United States. This application relates to the composition of matter, methods of making and uses of zanidatamab, and if issued, is expected to expire in 2034, absent any adjustments or extensions. Three U.S. patents have issued in this family. Three additional PCT applications relate to treatment methods using zanidatamab. Two of these PCT applications are in the national phase, one with applications issued or pending in Australia, Canada, Europe, Japan and the United States, and the other with applications pending in Australia, Brazil, Canada, Chile, China, Europe, Japan, Korea, Mexico and the United States. Any patents that issue from these national phase filings are expected to expire between 2035 and 2039, absent any adjustments or extensions. Another patent family is pending in Canada and the United States and is also directed to treatment methods using zanidatamab. Any patents that issue from this patent family are expected to expire in 2040, absent any adjustments or extensions.
•    Zanidatamab Zovodotin: We have filed a PCT application covering zanidatamab zovodotin composition of matter and methods of making and using zanidatamab zovodotin, which is in the national phase with applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. One patent from this family has issued in the United States. Corresponding applications were filed in Argentina and Taiwan that are not part of the PCT. Any patents that issue from national phase filings are expected to expire in 2039, absent any adjustments or extensions.
Both zanidatamab and zanidatamab zovodotin are also protected by our two patent families relating to the Azymetric Fc, as described below. Zanidatamab zovodotin is also protected by two of the ZymeLink patent families, as described below.
Lead Preclinical Candidate Portfolio
Our lead preclinical candidate patent portfolio is directed to specific compositions of matter and methods of treatment for our lead preclinical candidates.
•ZW191: We have filed U.S. provisional applications covering ZW191 compositions of matter and methods of making and using ZW191. ZW191 is also protected by our patent family relating to topoisomerase inhibitors, as described below.
•ZW171: We have filed a U.S. provisional application covering ZW171 composition of matter and methods of making and using ZW171. ZW171 is also protected by our two patent families relating to the Azymetric Fc, as described below.
Therapeutic Platform Technology Portfolio
The therapeutic platform technology portfolio includes biological formats and variants thereof, including the Azymetric platform, our Drug Conjugate Platforms (including ZymeLink and topoisomerase inhibitors), the EFECT platform, and specific applications, manufacturing methods and assays related to the platform constructs and underlying computational chemistry.
•Azymetric: We own a portfolio of six patent families relating to the Azymetric platform for engineering Fc and Fab constructs for the development of bispecific antibodies.
Azymetric Fc: Two of the patent families relate to engineered antibody Fc region polypeptides having amino acid substitutions that preferentially form heterodimers, with PCT national phase applications pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Russia and the United States. One U.S. patent has issued with 1,102 days of patent term adjustment and is expected to expire on November 10, 2034. A second U.S. patent has issued with 372 days of patent term adjustment and is expected to expire on November 9, 2033. Two additional U.S. patents have issued. If issued, the remaining patents in these families are expected to expire between 2031 and 2032, absent any adjustments or extensions. Two additional issued U.S. patents cover methods of expressing antibodies containing heterodimeric Fc regions in cells.
Azymetric Fab: Four patent families in the PCT national phase are pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Russia and the United States and relate to antibodies having amino acid substitutions in Fab-region heavy and light chains for making correctly paired bispecific antibodies. Six U.S. patents have issued. These patent families are directed to compositions, methods of producing and uses of heterodimeric antibodies. If issued, patents in these families are expected to expire between 2031 and 2038, absent any adjustments or extensions.

•Drug Conjugate Platforms: Our Drug Conjugate Platforms are a suite of proprietary cytotoxins (including both topoisomerase and microtubulin inhibiting toxins), stable linkers, and conjugation technologies that are compatible with and complementary to our product candidates and enable delivery of cytotoxins directly to target cells.
ZymeLink: We own the ZymeLink patent portfolio relating to novel toxin molecules and novel linkers by means of which these toxins can be conjugated to antibodies and other protein scaffolds. One national phase PCT application is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Singapore, South Africa and the United States, and is directed to novel hemiasterlin toxin derivatives, hemiasterlin-linker compositions, and antibody-hemiasterlin conjugate compositions, two of which have issued in the United States. A second national phase PCT application is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico and the United States, and is directed to novel linker compositions, including the one used in zanidatamab zovodotin. An additional national phase PCT application is directed to novel auristatin derivatives, auristatin-linker compositions and antibody-auristatin conjugates, including the one used in zanidatamab zovodotin, and is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. Three U.S. patents have issued from this patent family. Any patents that may issue from these families are expected to expire between 2034 and 2037, absent any adjustments or extensions.
Topoisomerase Inhibitors: A PCT application covering our novel topoisomerase inhibitors was filed on May 27, 2022. This application covers the topoisomerase inhibitor compounds, topoisomerase inhibitor-linker compositions and antibody-topoisomerase inhibitor conjugate compositions.
•EFECT: The EFECT platform for engineering Fc constructs with modulated FcgR-binding and Fc effector function is protected by four PCT patent applications that we own, three of which are in the national stage. One of the national stage applications has issued in Australia, Canada, Mexico and the United States. A second national stage application is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Russia and the United States. Two patents have issued from these families in the United States. These patent families are directed to compositions of matter and methods of making Fc constructs with altered FcgR-binding and Fc effector function; if issued, they are expected to expire between 2031 and 2034, absent any adjustments or extensions. The third national stage PCT application is pending in Australia, Brazil, Canada, China, Europe, India, Japan, Korea, Mexico and the United States, and relates to Fc modifications that modulate other aspects of Fc effector function. Any patents that issue from the third national stage PCT application are expected to expire in 2041, absent any adjustments or extensions. The fourth PCT application was filed on September 2, 2022, and relates to compositions of matter and methods of making Fc constructs that lack FcgR-binding.
•ProTECT: A PCT application covering the ProTECT platform technology was filed on July 20, 2021. This application covers the composition of matter of polypeptide constructs comprising immunomodulatory ligands and their cognate receptors derived from the immunoglobulin superfamily (such as PDL1 and PD1) fused to antibody variable heavy and light chain region termini respectively via protease-cleavable linkers.
•Computational Chemistry: We own a portfolio of 15 families of computational chemistry patents and patent applications that relate to the computational and algorithmic advances incorporated into the ZymeCAD suite of applications, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. Twelve of these patents have issued in the United States. Any patents that issue from these families are expected to expire between 2027 and 2042, absent any adjustments or extensions.
Technology Licensing and In-Licensed Intellectual Property
We identify and, from time to time, selectively enter into technology licensing agreements and intellectual property in-licensing agreements to support pipeline advancement. For example, in March 2016, we entered into an assignment agreement with CDRD Ventures Inc. (“CVI”), as part of our acquisition of Kairos Therapeutics Inc. (“Kairos”), pursuant to which all of CVI’s interests in Kairos’ patents and intellectual property were assigned to us. Under the assignment agreement, we may be required to make future payments of up to an aggregate of C$8.5 million, consisting of (i) a C$2.5 million payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6.0 million payment when the first patient is dosed in the first Phase 3 trial, to CVI for zanidatamab zovodotin or other product candidates upon the direct achievement of certain clinical development milestones for products incorporating certain Kairos intellectual property. In addition, CVI is eligible to receive low single-digit royalty payments from us on the net sales of such products, pending receipt of regulatory approval. Royalties are payable on a product-by-product and country-by-country basis until the expiration, revocation, invalidation or abandonment of the last valid claim within the patents covering such products in the country of sale. For out-licensed products and technologies incorporating certain Kairos intellectual property, we also may be required to pay CVI a mid-single-digit percentage of certain future revenue.

Manufacturing
We rely on third-party contract manufacturing organizations to provide manufacturing, linker-toxin conjugation, and fill-finish services in order to generate all of the therapeutic antibody supply required for our clinical studies and other research and development activities. To retain focus on our expertise in developing new product candidates, we do not currently plan to develop or operate in-house manufacturing capacity. Our bispecific therapeutic antibody candidates require standard chemistry, manufacturing and control (“CMC”) processes typical of those required for monoclonal antibody manufacturing. We therefore expect to continue to be able to develop product candidates that can be manufactured in a cost-effective fashion by our network of qualified third-party contract manufacturing organizations.
Through our contract manufacturing organizations, we currently have sufficient supply of our product candidates to carry out ongoing and planned preclinical studies. For zanidatamab, we also have sufficient current good manufacturing practices (“cGMP”)-grade supply, together with planned additional manufacturing runs, to complete our ongoing clinical trials. For zanidatamab zovodotin, we have sufficient cGMP-grade supply, together with planned additional manufacturing runs, to complete our ongoing clinical trial and anticipated clinical trials.
Competition
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.
With respect to target discovery activities, competitors and other third parties, including academic and clinical researchers, may be able to access rare families and identify targets before we do.
Many of the companies against which we compete or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaboration arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites, recruiting patients for clinical trials, and by acquiring technologies complementary to, or necessary for, our programs.
The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience and price, the effectiveness of alternative products, the level of competition and the availability of coverage, and adequate reimbursement from government and other third-party payors.
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, European Medicines Agency (“EMA”) or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
Zanidatamab and zanidatamab zovodotin are being developed for patients with solid tumors that express HER2, including patients with tumors expressing low levels of HER2. Competing approved HER2-targeted therapies include F. Hoffmann-La Roche Ltd.’s Herceptin, Perjeta, Phesgo, and Kadcyla as well as Novartis Pharmaceuticals Corporation’s Tykerb, Puma Biotechnology, Inc.’s Nerlynx, AstraZeneca PLC / Daiichi Sankyo’s Enhertu, Seagen Inc.’s Tukysa, MacroGenics, Inc.’s Margenza, and various trastuzumab biosimilars.
The FDA and corresponding regulatory authorities will ultimately review our clinical results and determine whether our product candidates are effective. No regulatory agency has made any such determination that any of our product candidates are effective for use by the general public for any indication.

Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Our ADC product candidates are comprised of both a drug product and a biologic product, and will therefore be subject to regulation in the United States as combination products. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our ADCs, we believe that the primary mode of action is attributable to the biologic component of the product. Thus, our product candidates are regulated as therapeutic biologics, with the FDA’s Center for Drug Evaluation and Research having primary jurisdiction over premarket development.
Biological products are subject to regulation under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act, and other federal, state, local and foreign statutes and regulations. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries.
U.S. Biological Products Development Process
The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•completion of extensive nonclinical, sometimes referred to as preclinical, laboratory tests and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including good laboratory practices (“GLP”);
•submission to the FDA of an IND application, which must become effective before human clinical trials may begin;
•performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as current good clinical practice (“cGCP”) regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or noncompliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA.
•submission to the FDA of a Biologics License Application (“BLA”) for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP requirements to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;
•potential FDA audit of the nonclinical and clinical study sites that generated the data in support of the BLA; and
•FDA review and approval, or licensure, of the BLA.
Human clinical trials are typically conducted in sequential phases that may overlap or be combined:
•Phase 1. The biological product candidate is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.
•Phase 2. The biological product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.
•Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical study sites. These clinical trials are intended to establish the overall risk/benefit ratio of the product and provide an adequate basis for product labelling.

During all phases of clinical development, regulatory agencies require extensive reporting, monitoring and auditing of all clinical activities, clinical data, and clinical study investigators.
A sponsor, an institutional review board (“IRB”) or independent ethics committee, the FDA or other regulatory or monitoring authorities may suspend a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk, failure to conduct the clinical trial in accordance with regulatory requirements or clinical protocols, failure to demonstrate a benefit from using the investigational drug, changes in government regulations or administrative actions.
Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to discuss the results of their clinical trials after completion. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved.
U.S. Review and Approval Processes
After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. When a BLA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed. Upon accepting the BLA for filing, the FDA will conduct an in-depth review the BLA and may hold a public hearing where an independent advisory committee of expert advisors considers key questions regarding the product candidate. This advisory committee makes a recommendation to the FDA, which is not binding on the FDA, but is generally followed.
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. In particular, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track designated products, sponsors may have a higher number of interactions with the FDA and the FDA may initiate review of sections of a Fast Track product’s New Drug Application or BLA before the application is complete. The FDA has granted two Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC.
The FDA also may designate a product as a Breakthrough Therapy if it is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically important endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as a Breakthrough Therapy, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as a Breakthrough Therapy by the FDA can also be eligible for accelerated approval. The FDA has granted Breakthrough Therapy designation for zanidatamab in HER2 gene-amplified BTC patients who have received prior systemic chemotherapy. In December 2022, the Consolidated Appropriations Act, 2023, including the Food and Drug Omnibus Reform Act (“FDORA”), was signed into law. FDORA made several changes to the FDA’s authorities and its regulatory framework, including, among other changes, reforms to the accelerated approval pathway, such as requiring the FDA to specify conditions for post-approval study requirements and setting forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements.
Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at the company’s request or by the FDA’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug or other elements to assure safe use, depending on what the FDA considers necessary for the safe use of the drug.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND study requirements and cGCP requirements.
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If the FDA decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor (for example, requiring labeling changes) or major (for example, requiring additional clinical trials). Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.
If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a REMS, or otherwise limit the scope of any approval. In addition, the FDA may require post-marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.
Orphan Drug Designation
The Orphan Drug Act established incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals in the United States at the time of the request for orphan designation. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition and meets other applicable requirements, the FDA grants Orphan Drug Designation to the product for that use. The FDA has granted zanidatamab Orphan Drug Designation for the treatment of BTC and GEA.
The benefits of Orphan Drug Designation include tax credits for clinical testing expenses and exemption from user fees. A drug candidate that is approved for the orphan drug designated use typically is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. However, the FDA Reauthorization Act, which was enacted in 2017, requires, among other things, that certain orphan drugs for cancer be tested for children. The government has also increased focus on the potential misuse of the orphan drug approval process to increase the price of orphan drugs.
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan drug exclusivity for Catalyst’s drug blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
Post-Approval Requirements
Even if regulatory approval is granted, a marketed product is subject to continuing comprehensive requirements under federal, state and foreign laws and regulations, including requirements and restrictions regarding adverse event reporting, recordkeeping, marketing, and compliance with cGMP. Adverse events reported after approval of a drug can result in additional restrictions on the use of a marketed product or requirements for additional post-marketing studies or clinical trials.
Maintaining substantial compliance with applicable federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Rigorous and extensive FDA regulation of biological products continues after approval, particularly with respect to cGMP requirements. Biological product manufacturers and other entities involved in the manufacture and distribution of approved biological products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. We will rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of any products that we may commercialize. Manufacturers of our products are required to comply with applicable requirements in the cGMP regulations, including quality control and quality assurance and maintenance of records and documentation. Other post-approval requirements applicable to biological products include record-keeping requirements, reporting of adverse effects and reporting updated safety and efficacy information. Discovery of previously unknown problems or the failure to comply with the applicable regulatory requirements relating to the manufacture or promotion of an approved product may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as significant administrative, civil or criminal sanctions.
Biosimilars and Exclusivity
The 2010 Patient Protection and Affordable Care Act (“PPACA”) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product.
Under the BPCIA, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as the first interchangeable for biologic products.
Canadian Review and Approval Process
In Canada, our biologic product candidates and our research and development activities are primarily regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by Health Canada. Health Canada regulates, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, post-approval monitoring, marketing and import and export of pharmaceutical products. Drug approval laws require licensing of manufacturing facilities, carefully controlled research and testing of products, and government review and approval of experimental results prior to giving approval to sell drug products, including biologic drug products. Regulators also typically require that rigorous and specific standards such as cGMP, GLP and cGCP are followed in the manufacture, testing and clinical development, respectively, of any drug product. The processes for obtaining regulatory approvals in Canada, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.
The principal steps required for drug approval in Canada are as follows:
Preclinical Toxicology Studies and Clinical Trials
Non-clinical studies are conducted in vitro and in animals to evaluate pharmacokinetics, metabolism and possible toxic effects to provide evidence of the safety of the drug candidate prior to its administration to humans in clinical studies and throughout development. Such studies are conducted in accordance with applicable laws and GLP.
In Canada, the process of conducting clinical trials with a new drug cannot begin until a Clinical Trial Application (“CTA”) is submitted and the required number of days has lapsed without objection from Health Canada. Biological drugs carry additional risks, as compared to traditional small-molecule drugs, associated with complexity and variability in manufacturing that can contribute to increased lot-to-lot variation of the final product, and with the potential for adventitious agents. Therefore, the content requirements for the quality information for biological drugs to be used in clinical trials are different from those for standard small-molecule pharmaceutical drugs (for example, the inclusion of information on manufacturing facilities is required for biological drugs). In addition, it is necessary to have more stringent controls on the release of biologic drug lots used in authorized clinical trials.
Similar regulations apply in Canada regarding clinical trials as in the United States. In Canada, Research Ethics Boards (“REBs”), instead of IRBs, are used to review and approve clinical trial plans. Human clinical trials are typically conducted in three sequential phases, as discussed above in the context of government regulation in the United States.
The manufacture of investigational drugs for the conduct of human clinical trials is subject to cGMP requirements. Investigational drugs and active pharmaceutical ingredients imported into Canada are also subject to regulation by Health Canada relating to their labeling and distribution. Progress reports detailing the results of the clinical trials must generally be submitted at least annually to Health Canada and/or the applicable REBs, and more frequently if serious adverse events occur.
New Drug Submission
Upon successful completion of Phase 3 clinical trials, the company sponsoring a new drug then assembles all the preclinical and clinical data and other testing relating to the product’s pharmacology, chemistry, manufacture, and controls, and submits it to Health Canada as part of a New Drug Submission (“NDS”). The NDS is then reviewed by Health Canada for approval to market the drug.
The testing and approval process for an NDS requires substantial time, effort and financial resources, and may take several years to complete. Biologic drugs, such as our candidates, differ from standard small-molecule drugs in that applicants must include more detailed chemistry and manufacturing information. This is necessary to help ensure the purity and quality of the product, for example to help ensure that it is not contaminated by an undesired microorganism. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. Health Canada may not grant approval of an NDS on a timely basis, or at all.
Even if Health Canada approves a product candidate, it may limit the approved indications for use of the product candidate, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms.
Biologic products in particular are monitored post-approval by being placed on a lot-release schedule tailored to their potential risk, manufacturing, testing and inspection history to date. With higher-risk biologics, each lot is tested before being released for sale in Canada. Moderate-risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low-risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot-release process, and the testing regime for a biologic may be altered at any time. On December 17, 2022, the Minister of Health in Canada published proposed amendments to the Food and Drug Regulations, and several of the amendments relate to biologic drugs. The purpose of the amendments is to modernize the biologics regulatory regime by repealing outdated requirements and replacing them with those that reflect current safety practices. Proposed amendments include enabling Health Canada to require certain labelling statements for safety reasons on a case-by-case basis, and clarifying the Minister’s authority to consider information or material obtained during on-site evaluations. Other proposed amendments include clarifying the record retention expectations for market authorization holders, and providing a general framework to minimize the potential for contamination of drugs, active ingredients and biological source material between processes. The proposed amendments are still in draft form.
Health Canada may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements, notification, and regulatory authority review and approval. Further, should new safety information arise, additional testing, product labeling or regulatory notification may be required.
Canadian Biosimilars and Exclusivity
The term biosimilar is used by Health Canada to describe a biologic drug that enters the market subsequent to a version previously authorized in Canada and with demonstrated similarity to a reference biologic drug. Accordingly, a biosimilar (previously known in Canada as a subsequent entry biologic or SEB) will in all instances be a subsequent entrant onto the Canadian market.

Based on Health Canada guidance documents, a biosimilar can rely in part on prior information regarding safety and efficacy that is deemed relevant due to the demonstration of similarity to the reference biologic drug and which influences the amount and type of original data required. Generic drugs are chemically derived products that are pharmaceutically equivalent to innovative drugs, whereas biosimilars are products of a biologic nature that are similar to innovative biologics. According to Health Canada, it is not currently possible to demonstrate that two biologic drugs are pharmaceutically equivalent, and therefore the regulatory approval process for generics and biosimilars is different: biosimilars are approved using the standard NDS pathway with some allowances made for reduced safety and efficacy information set out in guidance documents, while generic drugs are approved using an abbreviated new drug submission pathway set out in guidance and law. In part because it continues to be set out only in guidance and not law, the pathway for receiving biosimilar approval is somewhat in flux and subject to some uncertainty.
As discussed above, all biosimilars enter the market subsequent to a biologic drug product previously approved in Canada and to which the biosimilar is considered similar. As such, biosimilars are subject to existing laws and regulations outlined in the Patented Medicines (Notice of Compliance) Regulations and the Food and Drug Regulations, and related guidance documents.
Similar to the Hatch-Waxman Amendments in the United States, Canada has the Patented Medicines (Notice of Compliance) Regulations, which require a company that files a drug submission that references a patented product to address any relevant patents listed on the Patent Register prior to being able to receive approval from Health Canada. The Canadian regime is similar to the U.S. regime, but a number of distinctions do exist.
Like the United States, Canada also has data protection in addition to patent protection, but again differences exist between the two jurisdictions. For example, Canada’s data protection applies to “innovative drugs” (i.e., a drug that contains a medicinal ingredient not previously approved in a drug by the Minister of Health and that is not a variation of a previously approved medicinal ingredient such as a salt, ester, enantiomer, solvate or polymorph) and, where it exists, lasts for eight years in most (but not all) circumstances. In general biologics can be considered innovative drugs but biosimilars are not.
Additional Regulation
In addition to the foregoing, provincial, state and federal U.S. and Canadian laws regarding environmental protection and hazardous substances affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.
Government Regulation Outside of the United States and Canada
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and the IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.
The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with cGCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.
Pharmaceutical Coverage, Pricing and Reimbursement
Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we may obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on pricing and the availability of coverage and adequate reimbursement from third-party payors. These third-party payors may deny coverage or reimbursement for a product or therapy in whole or in part if they determine that the product or therapy was not medically appropriate or necessary. Third-party payors may attempt to control costs by limiting coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drug products for a particular indication, requiring pre-approval of coverage for new or innovative drug therapies before they will reimburse healthcare providers who use such therapies, and by limiting the amount of reimbursement for particular procedures or drug treatments. Additionally, coverage and reimbursement for drug products can differ significantly from payor to payor. The Medicare and Medicaid programs are often used as models by private payors and other governmental payors to develop their coverage and reimbursement policies for drugs and biologics. However, one third-party payor’s decision to cover a particular drug product does not ensure that other payors will also provide coverage for the product, or will provide coverage at an adequate reimbursement rate.
The cost of pharmaceuticals continues to generate substantial governmental and third-party payor interest. We expect that the pharmaceutical industry will experience pricing pressures due to the trend toward managed healthcare, the increasing influence of managed care organizations and additional legislative proposals. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our products to obtain third-party payor coverage, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
While we cannot predict whether any proposed cost-containment measures will be adopted or otherwise implemented in the future, these requirements or any announcement or adoption of such proposals could have a material adverse effect on our ability to obtain adequate prices for our product candidates and to operate profitably.
In international markets, pricing, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability to sell our products profitably.
Healthcare Reform
The United States and some other jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear.
We expect that the PPACA, as well as reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once regulatory approval is obtained.

Other Healthcare Laws and Compliance Requirements
In the United States, the research, manufacturing, distribution, sale and promotion of drug products are subject to regulation by various federal, state and local authorities in addition to the FDA, including the Centers for Medicare & Medicaid Services, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, state attorneys general, and other state and local government agencies.
If our operations are found to be in violation of any of the U.S. federal and state laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including criminal and significant civil monetary penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government healthcare programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private qui tam actions brought by individual whistleblowers in the name of the government or refusal to allow us to enter into supply contracts, including government contracts, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. We may also be subject to additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement with a governmental entity to resolve allegations that we have violated these laws. To the extent that any of our product candidates, once approved, are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-approval requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
Sales and Marketing
As a clinical-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For zanidatamab and zanidatamab zovodotin, we have entered into development and commercialization agreements with BeiGene whereby BeiGene is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. For zanidatamab, under the Jazz Collaboration Agreement, Jazz is responsible for all development and commercial activities globally outside of the BeiGene territories, at Jazz’s cost and expense. To date, we have not entered into any other agreements granting commercialization rights to zanidatamab, zanidatamab zovodotin or any of our other product candidates. To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by market size and complexity, access to pre-commercial and commercial infrastructure and our resource availability for developing a commercial organization. For product candidates targeting patient populations that can be serviced by a small, specialized commercial effort, we may seek out co-development and co-promotion agreements granting commercialization rights to an established commercial partner in some jurisdictions while allowing us to build these capabilities in other jurisdictions.
Human Capital Resources
As of December 31, 2022, we had 294 employees, including 291 full-time employees, 196 of whom were primarily engaged in research and development activities and 68 of whom hold an M.D. or Ph.D. degree. 168 of our full-time employees were based in Canada and 123 in the United States. As part of our renewed focus on achieving our key strategic priorities, in January 2022, we announced our intention to restructure our workforce with a target of reducing our employee headcount by at least 25% across the organization by the end of 2022. As of March 31, 2022, we had exceeded that 25% target.
We consider our employees to be an essential driver of our business and key to our future prospects and believe that our relationship with our employees is good. We monitor our compensation programs closely and provide what we consider to be a competitive mix of compensation and benefits for all our employees, including participation in our equity programs. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement.
Corporate History
Effective October 13, 2022, we became a Delaware corporation, following receipt of necessary shareholder, stock exchange, and court approvals (the “Redomicile Transactions”). Zymeworks Inc. was incorporated under the laws of the State of Delaware in June 2022. Our principal executive offices are located at 108 Patriot Drive, Suite A, Middletown, Delaware 19709, and our telephone number is (302) 274-8744. Our predecessor, now named Zymeworks BC Inc., was originally incorporated on September 8, 2003 under the Canada Business Corporations Act under the name “Zymeworks Inc.” On October 22, 2003, our predecessor was registered as an extra-provincial company under the Company Act (British Columbia), the predecessor to the Business Corporations Act (British Columbia) (“BCBCA”). Our predecessor continued to British Columbia under the BCBCA on May 2, 2017.
Available Information
This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC and the Canadian Securities Administrators (“CSA”). These reports are available free of charge on our website, www.zymeworks.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities. Information contained on, or accessible through, our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this document is an inactive textual reference.
Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com.

Item 1A.    Risk Factors
You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. If any of the events described in the following risk factors occurs, our business, operating results and financial condition could be seriously harmed. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K. See “Cautionary Note Regarding Forward-Looking Statements.” The risks below are not the only risks facing our company. Risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and/or prospects. Our Risk Factors are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment decision regarding our common stock.
•We have a limited number of product candidates, all which are still in preclinical or clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
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
•Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
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
•Our effective tax rate may change in the future.
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
Risk Factors
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We have a limited number of product candidates, all which are still in preclinical or clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
We currently have no products approved for sale or marketing in any country, and may never be able to obtain regulatory approval for any of our product candidates. As a result, we are not currently permitted to market any of our product candidates in the United States or in any other country until we obtain regulatory approval from the FDA or comparable regulatory authorities outside the United States. Our product candidates are in preclinical or clinical development and we have not submitted an application, or received marketing approval, for any of our product candidates. Obtaining regulatory approval of our product candidates will depend on many factors, including:
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
We have not previously submitted a BLA to the FDA or similar marketing applications to foreign health authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature of our product candidates may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or foreign health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.
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
There is a high failure rate for biopharmaceutical products proceeding through clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later stage clinical trials even after achieving promising results in earlier stage clinical trials. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy during the period of product development. For example, the FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in the early clinical setting, among other goals. How the FDA plans to implement those goals and their impact on specific clinical programs and the industry are unclear.
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
We are currently evaluating zanidatamab in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials, and zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
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
•delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site;
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
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or foreign health authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
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
Securing regulatory approval also requires the submission of information about the manufacturing processes and inspection of manufacturing facilities by the relevant regulatory authority. The FDA or foreign health authorities may fail to approve our manufacturing processes or facilities, whether run by us or our contract manufacturing organizations. In addition, if we make manufacturing changes to our product candidates in the future, we may need to conduct additional preclinical and/or clinical studies to bridge our modified product candidates to earlier versions.
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
Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in clinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early-stage research and development efforts may not yield any promising product candidates. Even if our research and development efforts yield product candidates that advance into clinical studies, the historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
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
Interim, preliminary or top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publish interim, preliminary or top-line data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.
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
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC. These Fast Track designations do not ensure that we will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that we will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC. While we anticipate meeting with the FDA in 2023 to discuss the data readout from the HERIZON-BTC-01 study in support of submitting a BLA for zanidatamab in patients with previously treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If our clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, we may not realize all the benefits associated with the Fast Track designation. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures.
Zanidatamab has also been granted Breakthrough Therapy designation from the Center for Drug Evaluation in China for treating patients with BTC who have failed prior systemic therapies.
Development of product candidates in combination with other therapies could expose us to additional risks.
Even if any of our product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, the EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other cancer therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved cancer therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
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
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, staffing shortages, government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations and risk management methods, among other considerations, to meet user fee commitments and goal dates as well as plans toward resuming standard operational levels. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of this termination of the public health emergencies on the FDA and other regulatory policies and operations are unclear. However, if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
Specifically, there are a large number of companies developing or marketing treatments for cancer and autoimmune disorders, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using various antibody therapeutic platforms to address specific cancer targets. For additional information relating to the competitive environment we operate in, see Item 1. “Business - Competition.”
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

The Biologics Price Competition and Innovation Act of 2009, which is included in the PPACA, authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC and gastric cancer, including cancer of the gastroesophageal junction, the EMA has granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we may seek Orphan Drug Designation for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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
Even if orphan drug exclusivity for zanidatamab is obtained, or is obtained for any other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we are unable to manufacture sufficient supply of our product to meet the needs of patients, the FDA can withdraw our orphan exclusive marketing rights or approve another marketing application for the same drug product before the expiration of the exclusivity period.
Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In particular, the circuit court held that the orphan drug exclusivity for Catalyst’s drug blocked the FDA’s approval of another drug for all uses or indications within the same orphan-designated disease, Lambert-Eaton myasthenic syndrome (LEMS), even though Catalyst’s drug was approved at that time only for use in the treatment of LEMS in adults. Accordingly, the court ordered the FDA to set aside the approval of a drug indicated for LEMS in children. This decision created uncertainty in the application of the orphan drug exclusivity. On January 24, 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
In many countries, particularly in those in the EU, prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.
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
In addition, we may face increased cybersecurity risks due to our reliance on internet technology given that we have employees at three office locations (Vancouver, Seattle, and Dublin) and a significant number of employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.
U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2023, expands the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. While limited CCPA exemptions may apply to portions of our business, the recency of the CCPA’s implementing regulations and the California Attorney General’s enforcement activity means obligations under the CCPA, as modified by the CPRA, could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy and security laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado, Connecticut, Utah and Virginia. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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
Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal information protection. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal information from the EEA to the United States. While the EU standard contractual clauses (“EU SCCs”) remain a valid mechanism to transfer personal information to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA. Also, the EU has issued updated EU SCCs, and the UK has issued its own standard contractual clauses (the “UK SCCs”) that are required to be implemented over time. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal information from the EEA and other regions, including the UK, to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised EU SCCs and new UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the

EEA, UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
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
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the United States Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Further, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, a number of states are considering or have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in the rate of inflation and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business, financial condition, and stock price may be adversely affected by any such economic downturn, volatile business environment, or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown, geopolitical events such as the conflict between Russia and Ukraine, or a global pandemic such as the COVID-19 pandemic.
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
Our business is subject to risks associated with conducting business internationally. We have physical operations and personnel in Canada, the United States, and Ireland, and maintain offices in these three countries. We have recently established a subsidiary in Singapore, and intend to hire personnel and establish an office there. In addition, some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of this termination of the public health emergencies on the FDA and other regulatory policies and operations are unclear.

Certain clinical trial activities, including patient enrollment and site activations, may be delayed or otherwise impacted by COVID-19 or another pandemic or epidemic, or emergence of other infectious diseases. Although we do not currently anticipate any further material impacts to our business from COVID-19 or another pandemic or epidemic, these and similar, and perhaps more severe, disruptions in our operations could negatively impact our business and financial condition in the future, but the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, such as the location, duration and severity of outbreaks (including future potential waves or cycles), travel restrictions and social distancing, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets.
If a resurgence of COVID-19, the emergence of another pandemic or epidemic, or the emergence of other infectious diseases were to occur, a lack of coordinated response on risk mitigation and global vaccination deployment could result in significant increases to the duration and severity of such event and could have a corresponding negative impact on our business. For example, insufficient vaccine availability, reduced effectiveness of vaccines over time or against new variants, or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which have been and could be further complicated by the emergence of more virulent or infectious variants of the virus or other diseases.
If the COVID-19 pandemic, another pandemic or epidemic, or other infectious diseases surge, worsen or continue for a prolonged period of time, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
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
•changes in regulations as part of a response to the COVID-19 pandemic, another pandemic or epidemic, or other infectious diseases, which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue clinical trials altogether;
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

In addition, COVID-19, another pandemic or epidemic, or other infectious diseases could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity. If a resurgence of COVID-19, the emergence of another pandemic or epidemic, or the emergence of other infectious diseases were to occur, the volatility of the financial market may be heightened, which could adversely impact the value of our common stock.
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
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any products for which we obtain marketing approval. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration (including any kickback, bribe or rebate), directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
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
In April 2022, All Blue Falcons FZE (“All Blue Falcons”), an existing stockholder, submitted an unsolicited, non-binding proposal to purchase our Company for $10.50 per share in cash. Our board of directors carefully reviewed the proposal and, in May 2022, unanimously determined that the unsolicited, non-binding proposal substantially undervalued our Company and was not in the best interest of the Company and its stockholders. While All Blue Falcons has not submitted a follow-up proposal and we have not had subsequent engagement with All Blue Falcons following our rejection of the non-binding proposal, reviewing this matter has in the past and may in the future divert management’s and our board of directors’ attention and has and may require us to incur significant costs related to our engagement of advisors. Any further actions by All Blue Falcons or others may disrupt our business and operations by causing uncertainty among and potentially loss of current and prospective employees, partners, suppliers and other constituencies important to our success or delay certain initiatives, transactions or the like that we are pursuing. Any of the foregoing could materially and negatively impact our business and financial results. The price of our common stock could be subject to price fluctuations due to the uncertainty associated with any such matter.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and to date we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net income for the year ended December 31, 2022 was $124.3 million, while our net loss for the years ended December 31, 2021 and 2020 was $211.8 million and $180.6 million, respectively. As of December 31, 2022, our accumulated deficit was $558.8 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeiGene provide for the future funding requirements for our lead asset, zanidatamab, we will continue to require additional funding to complete the development and commercialization of zanidatamab zovodotin, and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. For example, in January 2022, we began implementing a Company-wide reduction in workforce to help achieve a more cost-efficient organization, which we believe will enhance our ability to execute on our key priorities. While we completed the reduction in workforce by the end of 2022, the full impact of the reduction in workforce is not yet known.
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
•our ability to achieve the anticipated cost reductions from the reduction in workforce implemented in 2022;
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
In October 2022, Zymeworks BC entered into the Jazz Collaboration Agreement with Jazz. Pursuant to the terms of the agreement, we received a $50 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and a further payment of $325 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01. We are also eligible to receive additional milestone payments upon achievement of certain regulatory and commercial milestones, as well as tiered royalties on Jazz’s net sales of licensed products. We will depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Following receipt of the initial payments totaling $375 million, any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Jazz Collaboration Agreement.
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
Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab, or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of ongoing or future clinical trials. If Jazz decides to terminate the Jazz Collaboration Agreement, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, LEO, Iconic, Merck and Atreca. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, LEO, Iconic, Merck and Atreca may be terminated for convenience upon the completion of a specified notice period;
•we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner; and
•strategic partners may not have the ability or the development capabilities to perform their obligations as expected, including as a result of the impact of the COVID-19 pandemic or the emergence of another pandemic or epidemic on our strategic partners’ operations or business.
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
In addition, disruptions to ports and other shipping infrastructure, as were experienced during the COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not yet suffered any direct, material negative impacts from these ongoing supply chain disruptions, we cannot be certain that we will not be impacted, which could increase our costs or negatively impact our development timelines.
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
If we are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner we anticipate. In addition, there is no guarantee that these third parties will devote adequate time and resources to our studies or perform as required by our contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding our product candidates. These third parties, in turn, may face their own constraints in obtaining the resources and personnel needed to perform the work for which we engage them. If these third parties fail to meet expected deadlines, fail to transfer to us any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or our agreements with them, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our product candidates may be extended or delayed with additional costs incurred, or our data may be rejected by the FDA, EMA or other regulatory agencies.
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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will likely be introduced by the end of 2023, which would significantly impact European patents, including those granted before the introduction of such a system. Under the unitary patent system, European applications will soon have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
In addition, we incurred a number of non-recurring costs associated with the Redomicile Transactions, including legal fees, accountants’ fees, proxy solicitor fees, filing fees, mailing expenses and financial printing expenses. The completion of the Redomicile Transactions and the associated reorganization of our corporate structure may result in additional and unforeseen expenses in the future. While it is expected that benefits of the Redomicile Transactions will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all. These combined factors could adversely affect our business and overall financial condition. The success of the Redomicile Transactions will depend, in part, on our ability to realize the anticipated benefits associated with the Redomicile Transactions and associated reorganization of our corporate structure, and we may not be able to realize such benefits on a timely basis or at all.
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
Following completion of the Redomicile Transactions, our principal executive offices are located in Middletown, Delaware. We have physical operations and personnel in Canada, the United States, and Ireland, and maintain offices in these three countries. Our executive officers and directors are located in several jurisdictions, including the United States, Canada and the United Kingdom.
Certain relationships, including with employees, suppliers, CROs, partners, collaborators, governments and other stakeholders, may be subject to disruption due to uncertainty associated with the Redomicile Transactions. Specifically, certain stakeholders may be reluctant to engage in business with us following the completion of the Redomicile Transactions or may impose additional conditions on or apply less favorable terms to transactions involving us. This could have an adverse effect on our business and operations.
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
Our current organizational structure may result in certain tax and operational inefficiencies that may adversely affect our business, financial condition and results of operations.
On October 13, 2022, the Redomicile Transactions were completed, which were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among Zymeworks BC, us, CallCo and ExchangeCo. Pursuant to the terms of the Restated and Amended Transaction Agreement, we, Zymeworks BC, CallCo and ExchangeCo agreed, among other things, to use reasonable efforts to take certain corporate steps and actions, as may be necessary or desirable, to effect and implement certain post-arrangement transactions following the implementation of the arrangement under the BCBCA (the “Post-Arrangement Transactions”), including the movement of certain subsidiaries of Zymeworks BC so that they become our directly, wholly-owned subsidiaries. Following Zymeworks BC’s entry into the Jazz Collaboration Agreement, we reevaluated the potential impacts of completing the Post-Arrangement Transactions and have determined that completing the Post-Arrangement Transactions as contemplated in the Restated and Amended Transaction Agreement would result in negative tax consequences. As a result, we are evaluating alternatives to the previously contemplated Post-Arrangement Transactions with our advisors. We cannot be certain that we will be able to identify and implement an alternative set of post-arrangement transactions. Even if we do identify an alternative set of post-arrangement transactions, we cannot be certain that such alternative will result in a more tax-efficient or operationally-efficient organizational structure. While we are evaluating alternative approaches, our current organizational structure may result in certain tax and operational inefficiencies that may adversely affect our business, financial condition and results of operations.
Our effective tax rate may change in the future.
We are subject to U.S. federal income taxes on our earnings and the earnings of our non-U.S. subsidiaries in a manner that may adversely impact our effective tax rate. For example, we may have to include additional amounts in income under the so-called “global intangible low-taxed income” regime or as a result of the application of “controlled foreign corporation” rules. In addition, the United States has enacted the Inflation Reduction Act, which, among other changes, imposes a 1% excise tax on certain stock buybacks and an alternative minimum tax on adjusted financial statement income. In addition, our Canadian tax attributes (including net operating loss and tax credit carryforwards and deductible Scientific Research and Experimental Development Expenditure carryforwards) will generally not be available to offset U.S. income and may be subject to limitation.
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
Pursuant to the Redomicile Transactions, holders of Zymeworks BC common shares exchanged their Zymeworks BC common shares for shares of our common stock or, at their election with respect to all or a portion of their Zymeworks BC common shares and subject to applicable eligibility criteria and an overall cap, exchangeable shares (the “Exchangeable Shares”) in the capital of ExchangeCo. The Exchangeable Shares will not be listed on any stock exchange. Although Exchangeable Shares are exchangeable at the option of the holder for shares of our common stock, there is no market through which the Exchangeable Shares may be sold, and holders may not be able to sell their Exchangeable Shares.
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
A holder of Exchangeable Shares will be considered to have disposed of Exchangeable Shares (i) on a redemption (including pursuant to a retraction request) of such Exchangeable Shares by holders of Exchangeable Shares or ExchangeCo, and (ii) on an acquisition of such Exchangeable Shares by us or CallCo. Although each is a taxable event, the Canadian federal income tax consequences of the disposition will be different depending on whether the event giving rise to the disposition is a redemption or an acquisition.
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
In addition to FDA restrictions on the marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. Although we currently do not have any products on the market, we may be subject, and if our product candidates are approved and we begin commercialization will be subject, to additional healthcare laws and regulations enforced by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied to restrict certain marketing practices in the pharmaceutical industry, and include anti-kickback, false claims, data privacy and security and transparency statutes and regulations.
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
Our research and development involves, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by certain jurisdictions in which we operate to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
Risks Related to Employee Matters and Managing Growth
We may fail to achieve the expected cost savings and related benefits from our 2022 reduction in workforce.
In January 2022, we announced a plan to reduce our workforce to reflect our renewed focus on key priorities and enable us to help achieve a more cost-efficient organization necessary to execute on those priorities. While we completed the reduction in workforce by the end of 2022, the full impact of the reduction in workforce is not yet known.
We may fail to effectively achieve the stated goals of the reduction in workforce. Our plans may also change as we continue to refocus on our key priorities. These actions may take more time than we currently estimate and we may not be able to achieve the cost-efficiencies sought. In addition, while the reduction in workforce was completed in 2022, it may still negatively impact employee morale for those that were not directly impacted, which may increase employee attrition and hinder our ability to achieve our key priorities. Any failure to achieve the expected benefits from the reduction in workforce or from other recent management and personnel related changes could adversely affect our stock price, financial condition and ability to achieve our key priorities.
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors and Chief Executive Officer, Neil Klompas, our President and Chief Operating Officer, Christopher Astle, our Chief Financial Officer, Paul Moore, our Chief Scientific Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
As of December 31, 2022, we had 291 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•the success of our partnerships, including our and Jazz’s ability and efforts to collaborate to develop and commercialize zanidatamab in the territories covered by the Jazz Collaboration Agreement;
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
•additional instances of stockholder activism, including unsolicited takeover proposals or proxy contests;
•claims or litigation related to our stockholder rights plan;
•public concern over our product candidates or any future approved products;
•litigation;
•future sales of our common stock;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•additions or departures of key personnel;
•our ability to execute on our key strategic priorities;
•changes in the structure of health care payment systems in the United States or other countries;
•failure of any of our product candidates, if approved, to achieve commercial success;
•economic and other external factors or other disasters or crises, including pandemics;
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
In addition, the stock market in general, and the stock of biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, including recently in connection with the COVID-19 pandemic, which has resulted in increased volatility and decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse effect on the market price of our common stock.
An active trading market for our common stock may not be sustained.
Our common stock was first listed on the NYSE in connection with the completion of the Redomicile Transactions on October 13, 2022. In December 2022, we moved our listing to The Nasdaq Stock Market LLC. There can be no assurance that an active trading market for our common stock will be sustained or continue to be as active or liquid as was the trading market for Zymeworks BC’s common shares prior to the Redomicile Transactions, and the trading price of our common stock may be effectively lower than the trading price of Zymeworks BC’s common shares. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their stock without depressing the market price for the common stock or sell their common stock at or above the prices at which they acquired their common stock or sell their common stock at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
We may fail to meet the continued listing requirements of The Nasdaq Stock Market LLC. If Nasdaq delists our shares of common stock from trading on its exchange, we could face significant material adverse consequences, including:

•significant impairment of the liquidity for our common stock, which may substantially decrease the market price of our common stock;
•a limited availability of market quotations for our securities;
•a determination that our common stock qualifies as a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
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
Our management team has broad discretion to use the net proceeds from public and private and debt financings as well as funds received pursuant to our strategic collaborations, and its investment of these proceeds may not yield a favorable return. They may invest the proceeds in ways with which our stockholders disagree.
Our management team has broad discretion in the application of the net proceeds we received pursuant to our January 2022 public offering of common shares and pre-funded warrants to purchase common shares, as well as funds we receive from time to time pursuant to our strategic collaborations and that we may receive from future fundraising efforts, including pursuant to any “at-the-market” equity offering programs we may use from time to time, and we could spend or invest the proceeds in ways with which our stockholders disagree. Accordingly, stockholders will need to rely on our management team’s judgment with respect to the use of these proceeds. However, the failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.
We cannot specify with certainty all of the particular uses for the net proceeds to be received from our fundraising efforts or for the funds received from time to time pursuant to our strategic collaborations. In addition, the amount, allocation and timing of our actual expenditures will depend upon numerous factors, including additional milestone payments received from our strategic partnerships and royalties received on sale of any future approved product. Accordingly, we will have broad discretion in using these proceeds. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.
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
Our principal stockholders, in aggregate, could exert substantial influence over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 51.4% of our outstanding common stock as of December 31, 2022. Our directors and executive officers beneficially own, in the aggregate, approximately 1.9% of our outstanding common stock as of December 31, 2022. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
As a result of our public float (the market value of our common stock held by non-affiliates) as of June 30, 2022, we qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. We have opted not to obtain such attestation from our independent registered public accounting firm in connection with this Annual Report on Form 10-K. This decision may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.
For so long as we choose to rely on any of these disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to other public companies. Moreover, if some investors find our common stock less attractive as a result of any choices to reduce our disclosure, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.
If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.
Under the Sarbanes-Oxley Act of 2002, we are required to establish and maintain effective internal control over financial reporting and adequate disclosure controls and procedures. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal controls or the level at which our internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.
We have transitioned to a new enterprise resource planning system, which we believe will lead to improvements in our internal control over financial reporting. Although we have completed this transition to a new enterprise resource planning system, the full impact of this transition is not yet known. If, during the evaluation and testing process of our internal controls, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal controls over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.

Delaware law and provisions in our amended and restated certificate of incorporation and amended and restated bylaws might delay, discourage or prevent a change in control of Zymeworks or changes in our management, thereby depressing the market price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of Zymeworks more difficult or delay or prevent changes in control of its management. Among other things, these provisions:
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
On October 12, 2022, we entered into a Preferred Stock Rights Agreement (the “New Rights Plan”) pursuant to which our board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each share of our common stock outstanding on October 13, 2022 (the “Record Date”), and for each share of common stock that becomes outstanding between the Record Date and the earlier of the date the Rights become exercisable and the expiration of the Rights. Each Right entitles the registered holder to purchase from us one one-thousandth of a share of our Series B Participating Preferred Stock at an exercise price of $74.00, subject to adjustment. In general terms, the New Rights Plan works by imposing a significant penalty upon any person or group that acquires 10 percent or more (or 20 percent or more in the case of certain institutional investors who report their holdings on Schedule 13G) of the shares of our common stock without the approval of our board of directors. As a result, the overall effect of the New Rights Plan and the issuance of the Rights may be to render more difficult or discourage a merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination involving us that is not approved by our board of directors. However, neither the New Rights Plan nor the Rights should interfere with any merger, amalgamation, arrangement, take-over bid, tender or exchange offer or other business combination approved by the Board. The terms of the New Rights Plan are substantively similar in all material respects to the terms of the

Zymeworks BC Preferred Shares Rights Agreement, which expired in connection with the completion of the Redomicile Transactions.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal executive offices are located at 108 Patriot Drive, Suite A, Middletown, Delaware 19709. We maintain physical operations and personnel in Canada, the United States and Ireland. We have recently established a subsidiary in Singapore, and intend to hire personnel and establish an office there.
Our Vancouver offices are located in a single building containing office and laboratory space at 114 East 4th Avenue, Suite 800 Vancouver, British Columbia, Canada, V5T 1G4. The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. We completed our relocation to this space in February 2022 from our prior Vancouver office and laboratory spaces. Our leases for those prior Vancouver office and laboratory spaces expired in February 2022.
Our U.S. office is located in Seattle, Washington at 1215 4th Avenue, Suite 2100, Seattle, Washington, 98181. The lease for our Seattle office, which we entered into in February 2019, expires in May 2027.
Our Ireland office is located in Dublin at Digital Office Centre - Dublin Airport, Office 104, Balheary Demense, Balheary Road, Swords, Dublin, Ireland. The license to occupy this space for our Dublin office, which we entered into in December 2022, expires in November 2023, but shall automatically renew for subsequent 12-month terms unless we provide two months’ prior written notice that we do not want to renew.
In addition, a significant number of employees work remotely. Our executive officers and directors are located in several jurisdictions, including the United States, Canada and the United Kingdom.
We believe that our existing facilities are adequate for our immediate needs and our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.00001 par value per share (together with the associated preferred stock purchase rights), is traded on The Nasdaq Stock Market LLC under the symbol “ZYME.” Prior to December 16, 2022, our common stock (together with the associated preferred stock purchase rights) was traded on the NYSE under the symbol “ZYME.”
Holders
As of March 3, 2023, we had 56 stockholders of record holding our common stock. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
Dividends
We have never paid any dividends on our common stock or any of our other securities. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any future indebtedness and other factors the board of directors deems relevant.
Securities Authorized for Issuance Under Equity Compensation Plans
The information concerning our equity compensation plans is incorporated by reference herein to our 2023 Proxy Statement or Form 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.
Performance Graph
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide the stock performance graph.
Recent Sales of Unregistered Securities
None.
Issuer Repurchases of Equity Securities
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the Exchange Act. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. The discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscal 2020 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC and with the securities commissions in all provinces and territories of Canada on February 24, 2022, under the section titled “Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”
Unless the context otherwise requires or otherwise expressly states, all references in this Annual Report on Form 10-K to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.
Overview
Zymeworks is a biotechnology company committed to the discovery, development, and commercialization of novel, multifunctional biotherapeutics. Zymeworks’ mission is to make a meaningful difference for people impacted by difficult-to-treat cancers and other serious diseases. Zymeworks’ complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates.
Our goal is to use our experience and capabilities developing multifunctional therapeutics platforms, along with our proprietary protein engineering capabilities, to have a meaningful and positive impact on the lives of people living with difficult-to-treat cancers and other serious diseases with high unmet medical need.
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to December 31, 2022, we received $911.3 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of December 31, 2022, we had $492.2 million of cash resources consisting of cash, cash equivalents and short-term investments.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of December 31, 2022, combined with certain anticipated milestone payments from our existing collaborations, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC.
We reported net income of $124.3 million for the year ended December 31, 2022 and through December 31, 2022, we had an accumulated deficit of $558.8 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
Zanidatamab Clinical Program
In December 2022, we published in The Lancet Oncology our Phase 1 data (NCT02892123) in pre-treated patients with HER2-expressing solid tumors who received zanidatamab monotherapy. Eighty-six patients (22 patients with BTC, 28 patients with CRC and 36 patients with other solid tumors excluding GEA or breast cancer) demonstrated promising responses and zanidatamab was generally well tolerated in patients. Grade 1-2 diarrhea and infusion reactions were the most common reported treatment-related adverse events with no treatment-related deaths. In addition, 31 [37%; 95% CI 27.0, 48.7] of 83 evaluable patients had a cORR.
In December 2022, we presented Phase 2 clinical data at the San Antonio Breast Cancer Symposium. The presentation reported data from a clinical study of 45 patients with heavily pretreated HER2-positive, HR-positive metastatic breast cancer who received zanidatamab in combination with palbociclib and fulvestrant. Patients had received prior regimens containing HER2-targeted agents including trastuzumab (100%), pertuzumab (80%), T-DM1 (98%), and other available options. In 36 efficacy-evaluable patients, treatment with zanidatamab in combination with palbociclib and fulvestrant resulted in a cORR of 33% [95% CI: 18.6, 51.0] and DCR of 92% [95% CI: 77.5, 98.2], and the majority of patients experienced a decrease in tumor size. The mPFS was 9.6 months [95% CI: 7.2, 16.6] with seven patients still on study at the time of data cut-off (August 31, 2022). The regimen was generally well tolerated with expected rates of neutropenia, a known side effect of CDK4/6 inhibitors. The majority of patients with treatment-related adverse events experienced mild to moderate severity (Grade 1 or 2).
Also in December 2022, we announced positive top-line data in the HERIZON-BTC-01 pivotal Phase 2b trial of zanidatamab as monotherapy in previously treated HER2-amplified BTC patients. The top-line results showed that 41.3% [95% CI: 30.4, 52.8] of enrolled patients with HER2-amplified and expressing (IHC2+ and 3+) disease achieved a confirmed objective response as assessed by independent central review. The median duration of response was 12.9 months [95% CI: 5.95 to not reached]. The safety profile of zanidatamab in this trial was consistent with that observed in previously reported monotherapy studies, with no new safety signals identified. Full results from the pivotal trial are expected to be presented at a medical meeting in the first half of 2023.
In January 2023, we presented updated Phase 2 clinical data at the ASCO Gastrointestinal Cancers Symposium. The presentation included updated data from a clinical study evaluating zanidatamab in combination with standard of care chemotherapy in first-line HER2-expressing GEA patients. Patients had not received prior HER2-targeted agents or systemic treatment for metastatic GEA. A total of 46 patients with metastatic GEA were enrolled from 15 sites across the United States, Canada and South Korea. The data demonstrated zanidatamab combined with standard chemotherapy is a highly active treatment regimen for first-line therapy of HER2-positive metastatic GEA. In 42 patients evaluable for OS receiving zanidatamab in combination with chemotherapy, the 18-month OS rate was 84% [95% CI: 68, 93], the 12-month OS rate was 88% [95% CI: 73, 95], and the median OS had not yet been reached (with 26.5 months median duration of study follow-up). These data represent the first OS data presented for a zanidatamab containing regimen. Treatment with zanidatamab resulted in a cORR of 79% [95% CI: 63, 90], a DCR of 92% [95% CI: 79, 98], with three patients achieving complete response among 38 response-evaluable patients. The median duration of response was 20.4 months [95% CI: 8.3, NE] with an mPFS of 12.5 months [95% CI: 7.1, NE] with 17 patients having an ongoing response at the time of data cut-off. The regimen was manageable, tolerable and consistent with the observed safety profiles reported for other standard combination regimens for patients with HER2-positive GEA. Zanidatamab was also recently selected for inclusion in the I-SPY platform trials for patients with HER2-expressing tumors in neoadjuvant treatment of locally advanced breast cancer, which continues to explore the potential use of zanidatamab in indications outside of GEA and BTC.
Zanidatamab Zovodotin Clinical Program
In January 2023, we announced our plans for the continued development of zanidatamab zovodotin at the RP2D of 2.5 mg/kg every three weeks and announced that by the end of 2023, we expect to present additional data from our clinical study that further supports this RP2D. Based on the data generated to date from the Phase 1 clinical study, which has continued to enroll subjects to gather additional data for zanidatamab zovodotin monotherapy, we plan to evaluate zanidatamab zovodotin as monotherapy and/or in combination with the current respective standards of care in multiple planned Phase 2 studies. Based on our development efforts to date and in combination with the results of these planned clinical studies, we believe these results may provide the rationale for one or more registration-enabling studies of zanidatamab zovodotin before the end of 2025, which we would expect to undertake with a future collaboration partner.

Preclinical Programs
As part of our early Research and Development day held in New York City in October 2022, we announced multiple preclinical product candidates, including two lead candidates, ZW191 and ZW171. Our lead ADC preclinical product candidate, ZW191, is a folate receptor alpha targeted ADC with a novel TOPO1i-based payload that we believe may be competitive in areas with high unmet medical need. Similarly, our lead multispecific preclinical product candidate, ZW171, a novel and differentiated MSLN-targeted bispecific T-cell engaging antibody generated utilizing our Azymetric bispecific platform, targets the potential treatment of patients in pancreatic, mesothelioma, ovarian, and other MSLN-expressing cancers. We expect to submit IND applications for ZW191 and ZW171 in 2024.
Licensing and Collaboration Agreements
In October 2022, Zymeworks BC entered into the Jazz Collaboration Agreement with Jazz, under which Jazz will have development and commercialization rights of zanidatamab throughout the world, but excluding existing territories already governed by Zymeworks BC’s November 2018 license and collaboration agreement with BeiGene. Through December 31, 2022, we have received $375 million in proceeds from the Jazz collaboration and are eligible for reimbursement of all ongoing zanidatamab-related costs in accordance with the development plan and budget. We also remain eligible to receive up to an aggregate of $525.0 million in certain regulatory milestones payments and up to an aggregate of $862.5 million in potential commercial milestone payments, for total potential payments of up to $1.76 billion. In addition, we are eligible to receive tiered royalties between 10% and 20% on Jazz’s annual net sales, with customary reductions in specified circumstances, pending regulatory approval of zanidatamab.
Redomicile
Effective October 13, 2022, we became a Delaware corporation following completion of the Redomicile Transactions. As a result, we have continued under the current Zymeworks name and brand, and will continue to maintain significant operations in both Canada and the United States. To effect the Redomicile Transactions, we conducted a share exchange, pursuant to which holders of Zymeworks BC common shares exchanged their Zymeworks BC common shares for shares of common stock of Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or, at their election with respect to all or a portion of their Zymeworks BC common shares and subject to applicable eligibility criteria and an overall cap, Exchangeable Shares in the capital of ExchangeCo, a newly formed indirect subsidiary of Zymeworks Inc. A special meeting of Zymeworks BC security holders was held on October 7, 2022 to approve the Redomicile Transactions. The Redomicile Transactions were governed by the Restated and Amended Transaction Agreement, by and among Zymeworks BC, us, CallCo and ExchangeCo, including a plan of arrangement included as Exhibit A to the Restated and Amended Transaction Agreement (the “Plan of Arrangement”). The foregoing description of the Redomicile Transactions is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Restated and Amended Transaction Agreement, including the Plan of Arrangement, a copy of which is included as Exhibit 2.1 to this Annual Report on Form 10-K.
Pursuant to the terms of the Restated and Amended Transaction Agreement, we, Zymeworks BC, CallCo and ExchangeCo agreed, among other things, to use reasonable efforts to take certain corporate steps and actions, as may be necessary or desirable, to effect and implement certain Post-Arrangement Transactions, including the movement of certain subsidiaries of Zymeworks BC so that they become our directly, wholly-owned subsidiaries. Following Zymeworks BC’s entry into the Jazz Collaboration Agreement, we reevaluated the potential impacts of completing the Post-Arrangement Transactions and have determined that completing the Post-Arrangement Transactions as contemplated in the Restated and Amended Transaction Agreement would result in negative tax consequences. As a result, we are evaluating alternatives to the previously contemplated Post-Arrangement Transactions with our advisors.
COVID-19
COVID-19 has impacted our research and development activities but has not caused significant disruptions to our business operations to date. In March 2020, we transitioned our workforce to a remote working arrangement to protect the health and safety of our employees. In June 2020, we implemented a program to facilitate the phased return of employees to our lab and office facilities pursuant to enhanced health and safety protocols consistent with guidelines issued by local health authorities. Our preclinical research activities were supplemented by support from external CROs to complement the temporarily reduced capacity at our lab facilities. Certain clinical trial activities, including patient enrollment and site activations, were delayed or otherwise impacted by COVID-19. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans. Recently, President Biden announced that the administration intends to end the COVID-19 national and public health emergencies on May 11, 2023. The full impact of this termination of the public health emergencies on FDA and other regulatory policies and operations are unclear.

The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. The COVID-19 pandemic continues to rapidly evolve, and we will continue to monitor the effects of COVID-19 on our business and review our current policies to protect the well-being of our employees and their families in the event of any changes in government restrictions and to ensure the continuity of our operations. See Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Other Matters
On October 12, 2022, we entered into the New Rights Plan. Under the New Rights Plan, in connection with the consummation of the Redomicile Transactions, our board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each share of common stock outstanding at 12:01 a.m. (Pacific Time) on the Record Date (October 13, 2022) and for each share of common stock that becomes outstanding, including any shares of common stock issued in connection with the Redomicile Transactions and as consideration for the Exchangeable Shares, as applicable, between the Record Date and the earlier of the distribution date as set forth in the New Rights Plan and the expiration of the Rights. The terms of the New Rights Plan are substantively similar in all material respects to the terms of the Rights Plan. The New Rights Plan is scheduled to expire on June 8, 2023.
On January 3, 2023, we removed Dr. Neil Josephson from the position of Chief Medical Officer.
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

It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Our research and development expenses are expected to increase in the future as we continue to develop our platforms and product candidates.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that are inherently uncertain that affect the amounts reported in the consolidated financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable. We review and evaluate these estimates on an ongoing basis. These assumptions and estimates form the basis for making judgments about the carrying values of assets and liabilities and amounts that have been recorded as revenue and expenses. Actual results and experiences may differ from these estimates. The results of any material revisions would be reflected in the consolidated financial statements prospectively from the date of the change in estimate.
The full extent to which the COVID-19 pandemic may directly or indirectly impact our business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including current and potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. We considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of our consolidated financial statements. While there was no material impact to our consolidated financial statements as of and for the year ended December 31, 2022, our future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to our consolidated financial statements in future reporting periods.
For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.” We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2022.
Revenue Recognition
Our revenue consists of amounts earned under research and development license and collaboration agreements with our strategic partners. Promised deliverables within these agreements may include grants of licenses, or options to obtain licenses, to our intellectual property, research and development services, and participation on joint research and/or development committees.

In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606"), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements ("ASC 808"), we apply the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we determine which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606, which may require application of judgment. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration that we are entitled to in exchange for the goods and services transferred to the customer. If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, we assume that the contract does not have a significant financing component.
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, management may be required to apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations including understanding the nature and significance of the contractual obligations and their standalone selling prices, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail in the following paragraphs for each type of payment received by us under the terms of the license and collaborations agreements.
Licenses of intellectual property including platform technology access: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, we apply judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. We evaluate the measure of progress each reporting period and, if necessary, adjust the related revenue recognition accordingly.
Milestone payments: At the inception of each arrangement that includes research, development or regulatory milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or that of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand- alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied.
At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The process of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that we may not earn all of the milestone payments from each of our strategic partners. We apply significant judgment when assessing the likelihood of whether milestones are considered probable of being achieved and when allocating the transaction price to each performance obligation for revenue recognition purposes.
Royalties and commercial milestones: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee. Since inception to date, we have not recognized any royalty revenue or commercial milestone from any of our out-licensing arrangements.
Research support and other payments: Payments by the licensees in exchange for research activities performed by us on behalf of the licensee are recognized as revenue upon performance of such activities at rates consistent with prevailing market rates. Payments for research supplies provided are recognized as revenue upon delivery of the supplies.

Research and Development Costs and Related Accrued Expenses
Research and development costs are expensed as incurred and include costs that we incur for our own and for our strategic partners’ research and development activities. These costs primarily consist of employee-related expenses, including salaries and benefits, expenses incurred under agreements with CROs on our behalf, costs associated with investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, share-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical trial expenses represent a significant component of research and development expenses and we outsource a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the consolidated financial statements, we estimate accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to us. When making these estimates, we use operational and contractual information from third party service providers and operational data from internal personnel.
Impairment of Long-Lived Assets
Goodwill and IPR&D assets classified as indefinite-lived are not amortized, but are evaluated for impairment annually or more frequently if impairment indicators arise. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. For definite-lived intangible assets, if there is a major event indicating that the carrying value may be impaired, then management will perform an impairment test.
Impairment tests for goodwill and intangibles assets involve considerable use of judgment and require management to make estimates and assumptions. The fair values of reporting units are derived from valuation models, which consider various factors such as discount rates, future earnings and growth rates. Changes in estimates and assumptions can affect the reported value of goodwill and intangible assets.
As at December 31, 2022, we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. We concluded that there were no impairment indicators related to goodwill or other intangible assets as of December 31, 2022.
Stock-Based Compensation
We recognize stock-based compensation expense on certain stock-based awards granted to employees and members of the board of directors based on their estimated fair values using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires assumptions for various inputs to measure fair value, including expected term of the awards, underlying share price volatility, forfeiture rates, risk-free interest rate and expected dividend yields of our common stock. Management uses judgement to determine the inputs to the Black-Scholes option pricing model and changes in these assumptions could have a material impact to the fair value calculations and the amount and timing of stock-based compensation expense recognized in earnings.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2022 within this Annual Report on Form 10-K.
Results of Operations for the Years Ended December 31, 2022, 2021 and 2020
Revenue

	Year Ended December 31,
(dollars in millions)	2022	2021	2020	Change 2022 – 2021

Revenue from research and development collaborations	$412.5	$26.7	$39.0	$385.8	1,445%

Revenue for all periods presented relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $385.8 million in 2022 compared to 2021. Revenue for 2022 included $375.0 million in upfront fees and a $24.3 million development support payments from Jazz, and a $5.0 million upfront fee from Atreca as well as $8.2 million from our other partners for research and development support under cost sharing arrangements. Revenue for 2021 included $8.0 million from BeiGene for a development milestone, $8.0 million from Janssen for two development milestones, $5.0 million from Iconic for partner revenue and $5.7 million from our partners for research and development support under cost sharing arrangements.
Research and Development Expense

	Year Ended December 31,
(dollars in millions)	2022	2021	2020	Change 2022 – 2021

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$117.4	$86.8	$80.5	$30.6	35%
Zanidatamab zovodotin	4.8	12.7	11.5	(7.9)	(62)%
Preclinical and other research programs	10.3	13.9	12.1	(3.6)	(26)%
	132.5	113.4	104.1	19.1	17%
Unallocated departmental research and development expenses:
Salaries and benefits	53.0	50.3	35.1	2.7	5%
Stock-based compensation expense	2.4	15.5	12.3	(13.1)	(85)%
Other unallocated expenses	20.7	20.6	19.7	0.1	—%
Research and development expense (1)	$208.6	$199.8	$171.2	$8.8	4%

(1) We expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, as well as our ongoing preclinical research activities.
Research and development expense increased by $8.8 million in 2022 compared to 2021. In 2022, research and development expense included a non-cash stock-based compensation expense of $2.4 million comprised of a $3.2 million expense from equity classified awards (2021 – $20.1 million expense) and a $0.8 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (2021 - $4.6 million recovery). Excluding stock-based compensation expense, research and development expense increased by $21.9 million or 12% in 2022 compared to 2021. The increase related primarily to higher manufacturing expenses of zanidatamab for process performance qualification activities and clinical trial expenses for zanidatamab. These were partially offset by a decrease in expenses related to preclinical activities as well as a decrease in expenses related to clinical activities for zanidatamab zovodotin.
General and Administrative Expense

	Year Ended December 31,
	2022	2021	2020	Change 2022 – 2021
(dollars in millions)

Salaries and benefits	$22.6	$23.5	$18.0	$(0.9)	(4)%
Stock-based compensation expense (recovery)	1.2	(5.6)	16.1	6.8	(121)%
Professional fees, consulting and business insurance	35.6	15.2	11.3	20.4	134%
Other general and administrative expenses	14.0	9.5	9.8	4.5	47%
General and administrative expense	$73.4	$42.6	$55.2	$30.8	72%

General and administrative expense increased by $30.8 million in 2022 compared to 2021. In 2022, general and administrative expense included a non-cash stock-based compensation expense of $1.2 million comprised of a $4.1 million expense from equity-classified awards (2021 – $18.2 million expense) and a $2.9 million recovery from the non-cash mark-to-market revaluation of certain historical liability-classified awards (2021 – $23.8 million recovery). Excluding stock-based compensation expense, general and administrative expense increased by $24.0 million or 50% in 2022 compared to 2021. This increase was primarily due to an increase in consulting fees and professional fees, including fees incurred in connection with the Jazz Collaboration Agreement, depreciation expenses, and other expenses incurred due to our restructuring program (the “Restructuring”) in 2022, as well as a non-recurring sales tax refund recognized in 2021, which partially offset expenses. The increase in expenses during 2022 were partially offset by a decrease in salaries and benefits expense as a result of a decrease in headcount due to our Restructuring.
Other Income

	Year Ended December 31,
	2022	2021	2020	Change 2022 – 2021
(dollars in millions)

Other income, net	$4.7	$3.3	$7.3	$1.4	42%
Net other income increased by $1.4 million in 2022 compared to 2021. Net other income for 2022 included $3.6 million interest income and a net foreign exchange gain of $1.2 million primarily due to the revaluation of stock option liabilities and certain cash, cash equivalents and investments denominated in Canadian dollars. Net other income for 2021 included interest income of $2.0 million and a net foreign exchange gain of $1.2 million.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
We completed a public offering on January 27, 2020 pursuant to which we sold (i) 5,824,729 common shares (including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option) at $46.50 per common shares and (ii) 1,075,271 pre-funded warrants in lieu of common shares at 46.4999 per pre-funded warrant. We received gross proceeds of $320.9 million and net cash proceeds of $300.9 million, after underwriting discounts, commissions and estimated offering expenses.
On January 31, 2022, we completed a public offering pursuant to which we sold (i) 11,035,000 common shares (including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option) at $8.00 per common share and (ii) 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant. We received gross proceeds of $115.0 million and net proceeds were $107.6 million, after underwriting discounts, commissions and estimated offering expenses.
In October 2021, Zymeworks BC amended its Open Market Sale AgreementSM, dated as of November 5, 2019 (as amended, the “Prior Sales Agreement”), with Jefferies LLC (“Jefferies”). The Prior Sales Agreement provided for the offer and sale of Zymeworks BC’s common shares from time to time through Jefferies as its sales agent, subject to the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Sales of common shares through Jefferies, if any, were to be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act. No shares of Zymeworks BC’s common shares were sold under the Prior Sales Agreement prior to its termination in October 2022.
As a result of the Redomicile Transactions, in October 2022, Zymeworks BC and Jefferies mutually terminated the Prior Sales Agreement, and we entered into an Open Market Sale AgreementSM, dated as of October 21, 2022 (the “Sales Agreement”) with Jefferies. Subsequently, on October 26, 2022, we notified Jefferies of our decision to terminate the Sales Agreement, effective as of November 9, 2022. No shares of common stock were sold under the Sales Agreement prior to its termination in November 2022.

In November 2022, we entered into a Sales Agreement, dated as of November 9, 2022 (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”). The Cantor Sales Agreement provides for the offer and sale of our common stock from time to time through Cantor as our sales agent, subject to the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Sales of shares of common stock through Cantor, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. As of the date of this Annual Report on Form 10-K, no shares of our common stock have been sold under the Cantor Sales Agreement.
As of December 31, 2022, we had $492.2 million in cash resources consisting of cash, cash equivalents and short-term investments.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020
(dollars in millions)

Net cash provided by (used in):
Operating activities	$144.1	$(192.5)	$(151.4)
Investing activities	(53.8)	144.6	(43.4)
Financing activities	108.6	8.0	309.0
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.3)	(0.6)
Net increase (decrease) in cash and cash equivalents	$199.1	$(40.2)	$113.6
Operating Activities
In 2022, we generated net cash of $144.1 million in operating activities compared to $192.5 million used in 2021. The increase in net cash provided by operating activities was primarily due to the Jazz Collaboration Agreement, from which we had received a non-refundable $50.0 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz, and then a further payment of $325.0 million following Jazz’s decision to continue the collaboration, both in 2022. This was partially offset by higher clinical trial expenses for zanidatamab and increased drug manufacturing expenses, professional fees as well as severance and other expenses incurred due to our Restructuring.
Investing Activities
Net cash used in investing activities in 2022 is primarily related to purchases, net of redemptions of short-term investments in marketable securities of $40.7 million, cash outflows of $8.1 million for the acquisition of property and equipment as well as leasehold improvement expenses for our new office and lab spaces and $5.0 million for acquisitions of intangible assets, primarily consisting of our new computer system implementation in 2022. Net cash provided by investing activities in 2021 was is primarily related to net redemptions of short-term investments in marketable securities of $157.9 million partially offset by cash outflows of $12.4 million for the acquisition of property and equipment as well as leasehold improvement expenses for our new office and lab spaces.
Financing Activities
Net cash provided by financing activities in 2022 included $107.5 million relating to net proceeds from our January 2022 public offering of equity securities and $0.3 million from stock option exercises and $1.4 million from the issuance of common stock in relation to our employee stock purchase plan. Net cash provided by financing activities in 2021 included net proceeds of $6.4 million from stock option exercises and $2.1 million from the issuance of common stock in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales to date and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will.

We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 15 and other commitments and contingencies as presented in note 17 to the annual consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, we are unable to estimate the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our collaborators and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties.”
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
•the amount of royalties and sales-based milestones, if any, received from our collaboration partners for commercial sales of drug candidates, should any of such drug candidates receive marketing approval; and
•the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval.
If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and commercial expansion programs, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize ourselves or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. A deterioration in the equity or credit markets may make any necessary debt or equity financing more difficult, more costly and more dilutive.
Segment Reporting
We view our operations and manage our business in one segment, which is the development of next-generation multifunctional biotherapeutics.
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of March 3, 2023,

64,041,287 shares of common stock were issued and outstanding. In addition, as of March 3, 2023, we had 2,079,224 shares of common stock issuable pursuant to 2,079,224 pre-funded warrants, 3,961,726 shares of common stock issuable pursuant to 3,961,726 exercisable outstanding stock options, 4,886,666 shares of common stock issuable pursuant to 4,886,666 outstanding options that were not exercisable at that date, and 1,038,922 shares of common stock issuable upon vesting of outstanding restricted stock units.
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
In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights.
As of March 3, 2023, 765,921 Exchangeable Shares have been exchanged on a one-to-one basis for 765,921 shares of our common stock and 658,612 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 658,612 shares of our common stock.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K we are not required to provide quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Zymeworks Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zymeworks Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of distinct performance obligations related to the license and collaboration agreement with Jazz Pharmaceuticals Ireland Limited

As discussed in Note 12 to the consolidated financial statements, the Company entered into a license and collaboration agreement with Jazz Pharmaceuticals Ireland Limited (“Jazz”). The Company recognized upfront consideration of $375.0 million related to the license of intellectual property and $24.3 million related to performance of ongoing clinical research activities during the year ended December 31, 2022. As discussed in Note 2, the accounting for the Company’s contracts with customers arising from licensing and collaboration arrangements requires the Company to apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations, including understanding the nature and significance of the contractual obligations and their standalone selling prices.

We identified the evaluation of distinct performance obligations, including understanding the nature and significance of the contractual obligations and their standalone selling prices, related to the license and collaboration agreement with Jazz as a critical audit matter. Subjective and complex auditor judgment was required to assess the Company’s determination of distinct performance obligations, including evaluating the rights and obligations described in the agreement, their benefit to the customer, and the level of interdependence between the promised goods and services in the agreement. Complex auditor judgment was also required in determining the significance of the contractual obligations to assess if these were immaterial performance obligations.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design of an internal control over the Company’s revenue recognition process. This included a control over the Company’s accounting analysis of licensing and collaboration agreements, and the evaluation of distinct performance obligations. We read the license and collaboration agreement with Jazz to gain an understanding of the contractual terms and conditions and the commitments being made in the agreement. We conducted interviews with the Company’s business development personnel to understand the specific functionalities of the license and to evaluate the nature of the commitments made to the customer. We evaluated management’s accounting analysis and assessed the reasonableness of management’s judgments and assumptions in the determination of distinct performance obligations and the significance of the contractual obligations by comparing them to underlying documentation. We assessed the stand-alone selling price of a selection of certain of the performance obligations used by the Company by comparing them to the Company’s past pricing policies and practices.

/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015.
Vancouver, Canada
March 7, 2023

ZYMEWORKS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$400,912	$201,867
Short-term investments (note 5)	91,320	50,741
Accounts receivable	33,400	15,614
Prepaid expenses and other current assets	19,074	19,998
Total current assets	544,706	288,220
Deferred financing fees	10	1,214
Long-term investments (note 5)	886	886
Long-term prepaid assets	15,729	12,490
Deferred tax asset (note 14)	1,345	3,070
Property and equipment, net (note 7)	24,713	22,783
Operating lease right-of-use assets (note 15)	22,937	26,987
Intangible assets, net (note 8)	8,755	3,838
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$648,725	$389,132
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$87,468	$62,789
Income tax payable (note 14)	840	—
Fair value of liability-classified stock options	1,642	7,754
Current portion of operating lease liability (note 15)	3,322	1,310
Deferred revenue (note 12)	2,353	—
Total current liabilities	95,625	71,853
Long-term portion of operating lease liability (note 15)	24,667	30,923
Deferred revenue (note 12)	30,588	32,941
Other long-term liabilities (note 9)	3,101	2,748
Deferred tax liability (note 14)	1,788	1,573
Total liabilities	155,769	140,038
Stockholders’ equity:
Common shares, $0.00001 par value; 900,000,000 authorized shares of common stock at December 31, 2022 (no par value, unlimited shares at December 31, 2021; 63,059,501 and 46,633,935 shares issued and outstanding at December 31, 2022 and 2021, respectively (note 10b).	886,322	741,147
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of December 31, 2022 (December 31, 2021: nil) (note 10b).	—	—
Exchangeable shares, no par value, 1,424,533 issued and outstanding shares at December 31, 2022 (December 31, 2021: nil) (note 10b).	20,442	—
Additional paid-in capital	151,614	197,710
Accumulated other comprehensive loss	(6,659)	(6,659)
Accumulated deficit	(558,763)	(683,104)
Total stockholders’ equity	492,956	249,094
Total liabilities and stockholders’ equity	$648,725	$389,132
Research collaboration and licensing agreements (note 12)
Commitments and contingencies (note 17)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Research and development collaborations (note 12)	$412,482	$26,680	$38,951
Operating expenses:
Research and development	208,596	199,752	171,203
General and administrative	73,358	42,561	55,216
Total operating expenses	281,954	242,313	226,419
Income (loss) from operations	130,528	(215,633)	(187,468)
Other income (expense):
Interest income	3,596	1,965	5,697
Other income, net (note 13)	1,110	1,309	1,648
Total other income, net	4,706	3,274	7,345
Income (loss) before income taxes	135,234	(212,359)	(180,123)
Income tax recovery (expense), net (note 14)	(10,893)	516	(429)
Net income (loss) and comprehensive income (loss)	$124,341	$(211,843)	$(180,552)

Net income (loss) per common share (note 4):
Basic	$1.91	$(4.11)	$(3.58)
Diluted	$1.90	$(4.61)	$(3.58)

Weighted-average common stock outstanding (note 4):
Basic	65,194,775	51,553,869	50,382,497
Diluted	65,249,184	52,131,596	50,382,497

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Changes in Stockholders’ Equity (Note 1)
(Expressed in thousands of U.S. dollars except share data)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	—	$—	39,564,529	$450,210	$(290,709)	$(6,659)	$92,839	$245,681
Issuance of common stock on exercise of stock options (note 10e)	—	—	—	—	602,158	18,373	—	—	(2,943)	15,430
Issuance of common stock through employee stock purchase plan (note 10f)	—	—	—	—	43,973	1,618	—	—	—	1,618
Fair value adjustments upon reclassification of stock options to liabilities	—	—	—	—	—	—	—	—	(110)	(110)
Stock-based compensation	—	—	—	—	—	—	—	—	26,945	26,945
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (note 10a and 10c)	—	—	—	—	5,824,729	254,018	—	—	46,892	300,910
Net loss	—	—	—	—	—	—	(180,552)	—	—	(180,552)
Balance at December 31, 2020	—	$—	—	$—	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common stock on exercise stock options (note 10e)	—	—	—	—	502,019	12,878	—	—	(3,218)	9,660
Issuance of common stock through employee stock purchase plan (note 10f)	—	—	—	—	68,964	3,080	—	—	—	3,080
Issuance of common stock upon vesting of restricted stock units ("RSUs") (note 10e)	—	—	—	—	27,563	970	—	—	(970)	—
Stock-based compensation	—	—	—	—	—	—	—	—	38,275	38,275
Net loss	—	—	—	—	—	—	(211,843)	—	—	(211,843)
Balance at December 31, 2021	—	$—	—	$—	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common stock on exercise of stock options (note 10e)	—	—	—	—	39,220	359	—	—	(79)	280
Issuance of common stock through employee share purchase plan (note 10f)	—	—	—	—	179,238	2,191	—	—	—	2,191
Issuance of common stock upon vesting of RSUs (note 10e)	—	—	—	—	93,966	2,350	—	—	(2,350)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10c)	—	—	—	—	6,502,675	78,168	—	—	(78,168)	—
The Redomicile Transactions (note 1, note 10b)	1	—	1,424,533	20,442	(1,424,533)	(20,442)	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	9,516	9,516
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (note 10a and 10c)	—	—	—	—	11,035,000	82,549	—	—	24,985	107,534
Net income	—	—	—	—	—	—	124,341	—	—	124,341
Balance at December 31, 2022	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$124,341	$(211,843)	$(180,552)
Items not involving cash:
Depreciation of property and equipment (note 7)	6,220	3,739	3,355
Amortization of intangible assets (note 8)	1,015	2,793	4,160
Stock-based compensation (note 10e)	4,015	10,756	29,116
Amortization and impairment of operating lease right-of-use assets	4,769	3,051	2,764
Deferred income tax expense (recovery)	1,940	(953)	266
Non-cash consideration from licensing agreement	—	—	(218)
Change in fair value of contingent consideration liability (note 17)	(250)	213	307
Change in fair value of investments in equity instruments	—	(167)	—
Unrealized foreign exchange gain	(1,956)	(433)	(453)
Changes in non-cash operating working capital:
Accounts receivable	(17,509)	(266)	(13,107)
Prepaid expenses and other current assets	(2,059)	(15,792)	(3,519)
Accounts payable and accrued liabilities	26,479	16,477	7,618
Operating lease liabilities	(3,736)	(26)	(1,140)
Income taxes payable	840	—	—
Net cash provided by / (used in) operating activities	$144,109	$(192,451)	$(151,403)
Cash flows from financing activities:
Proceeds from public offerings, net of issuance costs (note 10a)	107,534	—	300,910
Issuance of common stock on exercise of stock options (note 10e)	255	6,428	7,111
Issuance of common stock through employee stock purchase plan (note 10f)	1,403	2,070	1,111
Deferred financing fees	(596)	(470)	(113)
Finance lease payments	(14)	(17)	(41)
Net cash provided by financing activities	$108,582	$8,011	$308,978
Cash flows from investing activities:
Net redemptions (purchases) of short-term investments	(40,724)	157,881	13,325
Purchases of long-term investments	—	—	(50,500)
Acquisition of property and equipment	(8,150)	(12,404)	(4,310)
Acquisition of intangible assets	(4,975)	(881)	(1,955)
Net cash (used in) / provided by investing activities	$(53,849)	$144,596	$(43,440)
Effect of exchange rate changes on cash and cash equivalents	203	(325)	(550)
Net change in cash and cash equivalents	199,045	(40,169)	113,585
Cash and cash equivalents, beginning of year	201,867	242,036	128,451
Cash and cash equivalents, end of year	$400,912	$201,867	$242,036
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$72	$24,609	$2,407
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	957	1,933	130
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars except share and per share data)
1. Nature of Operations
Zymeworks Inc. (the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks BC Inc. (previously known as "Zymeworks Inc.") was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
Since its inception, the Company has devoted substantially all of its resources to research and development activities, including developing its therapeutic platforms and identifying and developing potential product candidates by undertaking preclinical studies and clinical trials. The Company supports these activities through general and administrative support, as well as by raising capital, conducting business planning and protecting its intellectual property.
On July 15, 2022, the Company announced its intention to become a Delaware corporation, subject to receipt of necessary shareholder, stock exchange, and court approvals (the "Redomicile Transactions"). The Redomicile Transactions were completed on October 13, 2022. On October 13, 2022, the Company changed its name to Zymeworks BC Inc. Unless the context otherwise requires or otherwise expressly states, all references in the accompanying consolidated financial statements to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) and its subsidiaries.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zymeworks Inc. and its wholly owned subsidiaries, Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Pharmaceuticals Limited (Ireland), Zymeworks CallCo ULC, Zymeworks ExchangeCo Ltd., Zymeworks Management Inc. (including this entity's branch in the United Kingdom) and Zymeworks Zanidatamab Inc. All inter-company accounts and transactions have been eliminated on consolidation.
All amounts expressed in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Foreign Currency
The functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated at the approximate exchange rate prevailing on the date of the transaction. At period end, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Resulting foreign exchange gains and losses are reflected in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, benefits under the Scientific Research and Experimental Development (“SR&ED”) program, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
Revenue Recognition
Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”) applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services.
The Company applied ASC 606 to all revenue arrangements to date. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate.
In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised deliverables in the contract; (ii) determination of whether the promised deliverables are performance obligations including whether they are distinct; (iii) measurement of the transaction price, including uncertainties related to variable consideration; (iv) allocation of the transaction price to the performance obligations based on the stand-alone selling prices; and (v) recognition of revenue when or as the Company satisfies each performance obligation.
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration that it is entitled to in exchange for the goods and services transferred to the customer. At contract inception, the Company assesses the goods or services promised within each contract that falls under the scope of Topic 606, to identify distinct performance obligations. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.
The Company has entered into a number of collaboration and licensing agreements. Promised deliverables within these agreements may include: (i) grants of licenses, or options to obtain licenses, to the Company’s intellectual property, (ii) research and development services, (iii) drug product manufacturing, and (iv) participation on joint research and/or development committees. The terms of these agreements typically include one or more of the following types of payments to the Company:
•non-refundable, upfront license and platform technology access fees;
•research, development and regulatory milestone payments;
•research support, development and other payments; and
•royalties and commercial milestone payments.
If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, the Company assumes that the contract does not have a significant financing component.
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, the Company may be required to apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations including understanding the nature and significance of the contractual obligations and their standalone selling prices, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail in the following paragraphs for each type of payment received by the Company under the terms of the license and collaborations agreements.
Non-refundable, upfront license and platform technology access fees
If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company uses judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.
Research, development and regulatory milestone payments
At the inception of each arrangement that includes research, development or regulatory milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. When it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. The probability of successfully achieving the criteria for the milestone payments is highly uncertain. Consequently, there is a significant risk that the Company may not earn all of the milestone payments from each of its strategic partners.
Research and development milestones in the Company’s collaboration agreements may include some, but not necessarily all, of the following types of events:
•    completion of preclinical research and development work leading to selection of product candidates;
•    initiation of Phase 1, Phase 2 and Phase 3 clinical trials; and
•    achievement of certain other technical, scientific or development criteria.
Regulatory milestone payments may include the following types of events:
•    filing of regulatory applications for marketing approval in the United States, Europe or Japan, including Investigational New Drug (“IND”) applications and Biologics License Application (“BLA”); and
•    marketing approval in major markets, such as the United States, Europe or Japan.
Research support, development and other payments
Payments by the licensees in exchange for research and development activities performed by the Company on behalf of the licensee are recognized as revenue upon performance of such activities at rates consistent with prevailing market rates. Payments for research and development supplies provided are recognized as revenue upon delivery of the supplies.
Royalties and commercial milestone payments
For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.

Contract assets and liabilities
Contract assets are mainly comprised of trade receivables net of expected credit losses, which includes amounts billed and currently due from customers.
Contract liabilities are mainly comprised of deferred revenues. Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated financial statements. Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents are recorded at cost plus accrued interest.
Investments
The Company’s short-term and long-term investments include guaranteed investment certificates and term deposits with original maturities exceeding three months. These investments are recorded at cost plus accrued interest, which approximates their fair value.

The Company also holds a limited number of equity securities in private entities which are accounted for as available for sale financial instruments with changes in fair value recorded through other comprehensive income or at cost subject to impairment (note 5).
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at invoiced amounts, net of any allowance for doubtful accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.
The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2022 and 2021.
Deferred Financing Fees
Deferred financing fees consist of amounts charged by underwriters, attorneys, accountants and printers that are directly attributable to future financing transactions. These costs are deferred and subsequently charged against the gross proceeds of the related financing transaction upon closing of such transaction.
Segment Information
The Company operates and manages its business in one segment, which is the discovery, development and commercialization of next-generation multifunctional biotherapeutics. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.
Property and Equipment
Property and equipment are recorded at cost net of accumulated depreciation. Upon retirement or sale, the cost of assets disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in earnings. Repairs and maintenance costs are expensed as incurred.

The Company records depreciation using the straight-line method over the estimated useful lives of the property and equipment as follows:

Asset Class	Rate
Computer hardware	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of the initial lease term or useful life
Property and equipment acquired or disposed of during the year are depreciated proportionately for the period they are in use.

Leases
The Company accounts for leases in accordance with ASC 842 "Leases" ("ASC 842"). The Company determines if an arrangement contains a lease at inception. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, to determine the present value of lease payments.
Patents and Intellectual Property Costs
Costs incurred to acquire patents and to prosecute and maintain intellectual property rights are expensed as incurred to general and administrative expense due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Patents and intellectual property acquired from third parties are capitalized and amortized over the remaining life of the patent, if related to approved products or if there are alternative future uses for the underlying technology. No patent or intellectual property costs have been capitalized to date.
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or group of assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset or asset group. As of December 31, 2022 and 2021, the Company determined that there were no indicators of impairment of long-lived assets.
Government Grants and Credits
Government grants are recognized where there is reasonable assurance that the grant will be received and all associated conditions will be complied with. Reimbursements of eligible research and development expenditures pursuant to government assistance programs are recorded as reductions of research and development costs when the related costs have been incurred and there is reasonable assurance regarding collection of the claim.
Grant claims not settled by the balance sheet date are recorded as receivables, provided their receipt is probable. The determination of the amount of the claim, and hence the receivable amount, requires management to make calculations based on its interpretation of eligible expenditures in accordance with the terms of the programs. The reimbursement claims submitted by the Company are subject to review by the relevant government agencies. The Company has used its best judgment and understanding of the related program agreements in determining the receivable amount.
The Company participates in SR&ED and Research Tax Credit Programs, two federal tax incentive programs that encourage Canadian and U.S. businesses to conduct research and development in Canada and in United States, respectively. The benefits of investment tax credits for scientific research and development expenditures are recognized in the year the qualifying expenditure is made provided there is reasonable assurance of recoverability. The refundable portion of investment tax credits are recorded as reductions to research and development expenditures.

The Company also participated in the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs announced by the Government of Canada in April 2020, in order to help employers keep and/or return Canadian-based employees to payrolls in response to challenges posed by the COVID-19 pandemic. The Company recognized CEWS and CERS grants when it is probable that it complied with relevant eligibility requirements and conditions of the grant and that the grant would be received. These grants are recorded as reductions to wage and rent expenditures.
Research and Development Costs
Research and development costs are expensed as incurred and include costs that the Company incurs for its own and for the Company’s strategic partners’ research and development activities. These costs primarily consist of expenses incurred under agreements with contract research organizations on the Company’s behalf, investigative sites and consultants that conduct the Company’s clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, the cost of acquired research patents and intellectual property that do not meet the requirements for capitalization, employee related expenses, including salaries and benefits, stock-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical Trial Expense Accruals
Clinical trial expenses represent a significant component of research and development expenses and the Company outsources a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the consolidated financial statements, the Company estimates accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to the Company. When making these estimates, the Company uses operational and contractual information from third party service providers and operational data from internal personnel.
Income Taxes
The Company accounts for income taxes using an asset and liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduced, if necessary, by the extent of a valuation allowance. The recognition of uncertain tax positions is evaluated based on whether it is considered more likely than not that the position taken, or expected to be taken, on a tax return will be sustained upon examination through litigation or appeal. For those positions that meet the recognition criteria, they are measured as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
Stock-Based Compensation
The Company recognizes stock-based compensation expense on equity and liability classified stock-based awards granted to employees, directors, and certain consultants. The Company measures the cost of such awards based on the fair value of the award, net of estimated forfeitures, and recognizes stock-based compensation expense in the consolidated statements of income (loss) and comprehensive income (loss) on a straight-line basis over the requisite service period. The requisite service period generally equals the vesting period of the awards. The fair values of stock option awards are estimated using the Black-Scholes option pricing model which uses various inputs including estimated fair value of the Company’s underlying common stock at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Company’s common stock. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods. The fair value of restricted stock units (“RSU”) is measured using the per share fair value of the Company’s common stock on the dates of grant.
Equity classified awards are measured using their grant date fair value. Liability classified awards are initially measured using their grant date fair value and are subsequently remeasured at fair value at each balance sheet date until exercised or cancelled, with changes in fair value recognized as compensation cost (ASC 718 awards) or other income and expenses (ASC 815 awards) for the period, while fair value changes below the grant date fair value of the original awards are recorded in additional paid-in capital.

ASC 718 “Compensation—Stock Options” (“ASC 718”), with an exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are required to be classified as liabilities. For awards accounted for under ASC 815 “Derivatives and Hedging” (“ASC 815”), any warrant or option that provides for an exercise price which is not denominated in the Company’s functional currency is required to be classified as a liability. Certain option awards which were classified as equity on grant dates were subsequently reclassified to liability upon the change of the compensation currency for certain executives and employees holding these option awards from Canadian dollars to U.S. dollars. Total fair value of these options on reclassification date were recorded as liability awards. Accumulated expense amount to the reclassification date was reversed from additional paid-in capital and the remaining amount was recorded to the statement of loss on reclassification date.
The Company has an employee stock purchase plan which is considered compensatory. Accordingly, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period.
Business Combinations and Goodwill
Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. If the Company’s interest in the fair value of the acquiree’s net identifiable assets exceeds the cost of the acquisition, the excess is recognized in earnings or loss immediately. Transaction costs that are incurred in connection with a business combination, other than costs associated with the issuance of debt or equity securities, are expensed as incurred.
Goodwill is evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present (note 6). As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit that includes the goodwill is less than its carrying value, then a quantitative impairment test would be prepared to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.
Acquired In-Process Research and Development (IPR&D) and Definite-lived Intangible Assets
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Indefinite-lived intangible assets are evaluated for impairment on an annual basis or more frequently if an indicator of impairment is present.
Definite-lived intangible assets include computer software and a research license and are amortized on a basis which reflects the pattern in which the economic benefits are consumed. Amortization begins when the assets are put into use. If there is an event indicating that the carrying value of a definite-lived intangible asset may be impaired, then the Company will perform an impairment test. When an impairment test is performed, if the carrying value exceeds the recoverable value, based on the sum of undiscounted future cash flows, then such asset is written down to its fair value.
The Company records amortization using the straight-line method over the estimated useful lives of the definite-lived intangible assets as follows:

Asset Class	Rate
Software	3 years
Licensing agreements	Shorter of the licensing term or useful life
Net income (loss) per share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the year, including potential dilutive shares of common stock assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants. ASC 260 “Earnings Per Share” requires an adjustment to the numerator for any income or loss related to liability classified warrants and stock options, if dilutive, if they are presumed to be share settled.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable, or that no material impact is expected on the consolidated financial statements as a result of future adoption.
4. Net Income (Loss) per Share
Net income (loss) per share for the years ended December 31, 2022, 2021 and 2020 was as follows:

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to common stockholders:
Basic	$124,341	$(211,843)	$(180,552)
Adjustment for change in fair value of liability classified stock options	(231)	(28,534)	—
Diluted	$124,110	$(240,377)	$(180,552)

Denominator:
Weighted-average common stock outstanding:
Basic	65,194,775	51,553,869	50,382,497
Adjustment for dilutive effect of equity classified stock options and RSUs	53,535	—	—
Adjustment for dilutive effect of liability classified stock options	874	577,727	—
Diluted	65,249,184	52,131,596	50,382,497

Net income (loss) per common share – basic	$1.91	$(4.11)	$(3.58)
Net income (loss) per common share – diluted	$1.90	$(4.61)	$(3.58)
Weighted average number of common shares used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings as the warrants are exercisable at any time for nominal cash consideration.
5. Investments
Short-term Investments
Short-term investments are denominated in U.S. dollars or Canadian dollars and consist of guaranteed investment certificates (“GICs”) acquired from financial institutions in accordance with the Company’s cash investment policy. Short-term GICs are classified as held to maturity and available for sale and are accounted for at amortized cost or at fair value.
Long-term Investments
Long-term investments at December 31, 2022 consist of equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2021 - $886 which included both equity and debt securities).

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2019	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2020	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2021	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2022	$20,700	$(3,072)	$17,628
For the years ended December 31, 2022, December 31, 2021 and December 31, 2020, the Company did not record any impairment charge related to the fair value of IPR&D. The Company performed a qualitative test and concluded that IPR&D was not impaired as of December 31, 2022.
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2022 and concluded that no impairment existed. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2022, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required.
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2022	2021
Computer hardware	$2,235	$3,554
Furniture and fixtures	2,976	1,558
Office equipment	2,067	1,045
Laboratory equipment	9,698	8,326
Leasehold improvements	20,960	9,104
Construction in progress	76	13,257
Property and equipment	$38,012	$36,844
Less accumulated depreciation	(13,299)	(14,061)
Property and equipment, net	$24,713	$22,783
Depreciation expense on property and equipment for the years ended December 31, 2022, 2021 and 2020 was $6,220, $3,739 and $3,355, respectively.

8. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2022	2021
Research licenses	$14,936	$14,936
Computer software	7,522	1,494
Software implementation costs	469	1,289
Intangible assets	22,927	17,719
Less accumulated amortization	(14,172)	(13,881)
Intangible assets, net	$8,755	$3,838
Amortization expense on intangible assets for the years ended December 31, 2022, 2021 and 2020 was $1,015, $2,793 and $4,160, respectively.
At December 31, 2022, amortization expense on capitalized intangible assets is estimated to be as follows for each of the next five years:

Amortization expense
2023	$2,702
2024	2,683
2025	2,259
2026	427
2027	213
$8,284

9. Liabilities
Accounts payable and accrued expenses consisted of the following:

	December 31,
	2022	2021
Trade payables	$7,863	$5,174
Accrued research and development expenses	39,358	50,963
Goods and services tax payable	16,244	—
Employee compensation and vacation accruals	14,365	3,346
Accrued legal and professional fees	7,799	1,064
Other	1,839	2,242
Total	$87,468	$62,789
Other long-term liabilities consisted of the following:

	December 31,
	2022	2021
Liability for contingent consideration (note 17)	$1,248	$1,498
Liability from in-licensing agreements	1,047	1,150
Finance lease liabilities	124	100
Other	682	—
Total	3,101	2,748

10. Stockholders’ Equity
a.Equity Offerings
2020 Public Offering
On January 27, 2020, the Company closed a public offering pursuant to which the Company sold 5,824,729 common shares, including the sale of 900,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $46.50 per common share and 1,075,271 pre-funded warrants (note 10c) in lieu of common shares at $46.4999 per pre-funded warrant. Net proceeds were $300,910, after underwriting discounts, commissions and offering expenses of $19,940.
2022 Public Offering
On January 31, 2022, the Company closed a public offering pursuant to which the Company sold 11,035,000 common shares, including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $8.00 per common share and 3,340,000 pre-funded warrants (note 10c) in lieu of common shares at $7.9999 per pre-funded warrant. Net proceeds were $107,534, after underwriting discounts, commissions and offering expenses.
b.Authorized Share Capital and Preferred Stock
The Company’s authorized share capital consists of 1,000,000,000 shares of stock, consisting of (i) 900,000,000 shares of common stock, par value $0.00001 per share, and (ii) 100,000,000 shares of preferred stock, par value $0.00001 per share.
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC Inc. common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of December 31, 2022, there were 1,424,533 Exchangeable Shares outstanding. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
c.Pre-Funded Common Share Warrants
In connection with a public offering completed on June 24, 2019, the Company issued 4,166,690 pre-funded warrants at a price of $17.9999 per pre-funded warrant which granted holders of warrants the right to purchase up to 4,166,690 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 27, 2020 (note 10a), the Company issued 1,075,271 pre-funded warrants at a price of $46.4999 per pre-funded warrant which granted holders of warrants the right to purchase up to 1,075,271 common shares of the Company, at an exercise price of $0.0001 per share.
In connection with a public offering completed on January 31, 2022 (note 10a), the Company issued 3,340,000 pre-funded warrants at a price of $7.9999 per pre-funded warrant which granted holders of warrants the right to purchase up to 3,340,000 common shares of the Company, at an exercise price of $0.0001 per share.
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
On August 23, 2022, 3,787,737 pre-funded warrants were exercised in a cashless transaction in exchange for issuance of 3,787,675 common shares upon which $57,858 has been transferred to common shares account from additional paid-in capital. On October 25, 2022, the Company issued an aggregate of 1,375,000 common shares, to a warrant holder upon the exercise of 1,375,000 pre-funded warrants. On October 27, 2022, the Company issued an additional 1,340,000 common shares to the same warrant holder upon the exercise of 1,340,000 pre-funded warrants. Each pre-funded warrant had an exercise price of $0.0001 per share of Common Stock.
d.Adoption of a Shareholder Rights Plan
On June 9, 2022, the board of directors authorized and declared a dividend distribution of one right (each, a “Right”) for each outstanding common share of the Company to shareholders of record as of the close of business on June 21, 2022. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Share, of the Company, at an exercise price of $74.00, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement (the “Rights Plan”), dated as of June 9, 2022, between the Company and Computershare Trust Company, N.A., as rights agent.
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
e.Stock-Based Compensation
In connection with the Redomicile Transactions, Zymeworks BC Inc. assigned to the Company, and the Company assumed, all of Zymeworks BC Inc.’s rights and obligations under each of the stock-based compensation plans, as described below, and such plans became the Company’s stock-based compensation plans, with each outstanding award assumed by the Company and deemed exchanged for equivalent awards of the Company, except that the security issuable upon exercise or settlement, as applicable, will be shares of common stock of the Company rather than common shares of Zymeworks BC Inc.
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
The exercise prices of the Company’s stock options under the Original Plan are denominated in Canadian dollars. The Canadian dollar amounts have been translated to U.S. dollars using the period end rate or the average foreign exchange rate for the period, as applicable, and have been provided for information purposes. Upon the effectiveness of the Company’s New Stock Option Plan described below, no further options were issuable under the Original Plan. However, all outstanding options granted under the Original Plan remain outstanding, subject to the terms of the Original Plan and the applicable grant documents, until such outstanding options are exercised or they terminate or expire by their terms.

New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options to directors, officers, employees and consultants in U.S. or Canadian dollars, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. On March 4, 2020, the board of directors approved certain minor amendments to the New Plan that did not require shareholder approval.
The original maximum number of common shares reserved for issuance under the New Plan as of June 7, 2018 was 5,686,097, which includes 3,686,097 shares issuable upon exercise of options outstanding as of March 31, 2018. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year. As of December 31, 2022, 3,205,132 common shares were available for future award grants under the New Plan (December 31, 2021: 952,632 common shares). ISOs may be granted with respect to a maximum fixed amount equal to 20% of the shares reserved for issuance under the New Plan as of June 7, 2018.
On January 5, 2022, board of directors approved the "Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan" (the "Inducement Plan") and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of December 31, 2022 ,50,000 common shares were available for future award grants under this plan.
RSUs
During the year ended December 31, 2020, the Company started granting RSUs to certain employees, which typically vest over a period of three years, in the amount of one-third each year on the anniversary of the grant date. RSUs are equity-settled on each vesting date, subject to the grantee’s continued employment with the Company on the vesting date. The fair value of RSUs granted was calculated by using the Company’s closing stock price on the grant date.

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2021	354,269	25.85
Granted	110,400	8.67
Vested and settled	(93,966)	25.01
Forfeited	(143,480)	26.63
Outstanding, December 31, 2022	227,223	17.36
As of December 31, 2022, there was $1,738 of unamortized RSU expense that will be recognized over a weighted average period of 2.00 years.
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

The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	2,285,569	22.00	17.27	6.46	87,545	68,664
Granted	480,117	42.83	34.12
Expired	—	—	—
Exercised	(212,817)	14.77	11.69
Forfeited	(64,214)	40.69	32.48
Outstanding, December 31, 2021	2,488,655	26.15	20.70	6.24	7,919	6,224
Granted	917,035	8.67	6.76
Expired	(54,221)	17.30	13.08
Exercised	(30,163)	7.60	5.79
Forfeited	(1,174,165)	26.43	20.60
Outstanding, December 31, 2022	2,147,141	19.02	14.03	6.29	1,460	1,078
December 31, 2022
Exercisable	1,374,601	20.23	14.93	4.79	193	143
Vested and expected to vest	2,076,607	19.18	14.15	6.19	1,333	984
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2020	3,790,326	22.85	8.20	92,705
Granted	1,726,421	33.61
Expired	—	—
Exercised	(289,202)	13.66
Forfeited	(310,631)	31.95
Outstanding, December 31, 2021	4,916,914	26.59	7.93	5,555
Granted	2,996,898	8.32
Expired	—	—
Exercised	(9,057)	7.17
Forfeited	(2,339,610)	25.84
Outstanding, December 31, 2022	5,565,145	17.10	7.86	1,928
December 31, 2022
Exercisable	2,553,862	20.86	6.51	148
Vested and expected to vest	5,320,561	17.31	7.81	1,750
During the year ended December 31, 2022, the Company received cash proceeds of $255 (2021: $6,428 and 2020: $7,111) from stock options exercised. The stock options outstanding at December 31, 2022 expire at various dates from January 1, 2023 to December 20, 2032.

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2021	773,593	27.97	21.98
Options granted	917,035	5.80	4.28
Options vested	(355,428)	19.61	14.47
Options forfeited and cancelled	(562,660)	19.83	14.64
Non-vested, December 31, 2022	772,540	11.40	8.41
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2021	2,601,916	21.85
Options granted	2,996,898	5.61
Options vested	(997,572)	17.63
Options forfeited and cancelled	(1,589,959)	17.45
Non-vested, December 31, 2022	3,011,283	9.41
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments (note 2), are recorded in research and development expense, general and administration expense and finance expense as follows:

	Year Ended December 31,
	2022	2021	2020
Research and development expense:
Stock-based compensation for equity classified instruments	$3,174	$20,090	$12,299
Change in fair value of liability classified instruments	(781)	(4,646)	(6)
	$2,393	$15,444	$12,293
General and administrative expense:
Stock-based compensation for equity classified instruments	$4,102	$18,184	$14,645
Change in fair value of liability classified instruments	(2,893)	(23,758)	1,416
	$1,209	$(5,574)	$16,061
Other expense (income):
Change in fair value of liability classified instruments	(11)	(129)	(41)
	$(11)	$(129)	$(41)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $913 for the year ended December 31, 2022 (2021: $3,101 and 2020: $1,387).
For the year ended December 31, 2022, stock-based compensation expense of $9,516 was recorded in additional paid-in capital and recovery of $3,261 was recorded in the liability classified stock options and ESPP liability accounts (2021: $38,275 in additional paid-in capital and recovery of $27,517 in liability classified stock options and ESPP liability accounts, 2020: $26,945 in additional paid-in capital and $2,171 in liability classified stock options and ESPP liability accounts).

The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2022	2021	2020
Dividend yield	0%	0%	0%
Expected volatility	77.2%	80.3%	76.8%
Risk-free interest rate	2.12%	1.02%	0.66%
Expected average life of options	5.93 years	6.05 years	6.04 years
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has calculated the expected volatility using the volatility of its own stock and that of several public entities of similar complexity and stage of development and calculates historical volatility using the volatility of these companies.
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
Share Fair Value — Options granted after the Company’s IPO are issued with exercise price equal to the fair market value of the Company’s common stock on the grant date. Before the IPO, the Company granted stock options at exercise prices not less than the fair value of its common shares as determined by the board of directors, with input from management. Management estimated the fair value of its common shares based on a number of objective and subjective factors, including the most recently available valuation of common shares prepared by independent valuation specialists, external market considerations affecting the biotechnology industry and the historic prices at which the Company sold common shares.
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Dividend yield	0%	0%
Expected volatility	78.6%	74.3%
Risk-free interest rate	4.00%	0.99%
Expected average option term	1.90 years	2.35 years
Number of liability classified stock options outstanding	721,985	911,400
The total intrinsic value of stock options exercised during the years ended December 31, 2022, 2021 and 2020 was $53, $10,998 and $19,446 respectively. At December 31, 2022, the unamortized compensation expense related to unvested options was $13,879. The remaining unamortized compensation expense as of December 31, 2022 will be recognized over a weighted-average period of 1.5 years.
f.Employee Stock Purchase Plan
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of income (loss) and comprehensive income (loss) on a straight-line basis over the requisite service period. For the year ended December 31, 2022, the Company recorded compensation expense of $424 (2021: $1,016, 2020: 803) in research and development expense and general and administrative expense accounts. As of December 31, 2022, the total amount contributed by ESPP participants and not yet settled is $287 (December 31, 2021: $1,243).
11. Government Grants and Credits

	Year Ended December 31,
	2022	2021	2020
CEWS and CERS subsidies	$130	$3,402	$3,031
SR&ED credits, net	—	78	142
Total	$130	$3,480	$3,173
In April 2020, the Government of Canada announced the CEWS and CERS programs for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS and CERS provide a subsidy of up to a certain percentage of eligible employees’ eligible remuneration and eligible rent payments, subject to certain criteria. The Company applied for the CEWS and CERS to the extent it met the requirements to receive the subsidy and recognized $130 (2021: $2,805) and nil (2021: $597) in total CEWS and CERS subsidies respectively, as a reduction to salaries and benefits expense and rent expense in research and development expense and general administrative expense in the consolidated statement of income (loss) and comprehensive income (loss).
For the year ended December 31, 2022, the Company recognized refundable investment tax credits of nil as a reduction of research and development expense. Although the Company has used its best judgment and understanding of the related income tax legislation in determining its claims, it is possible the amounts could increase or decrease materially in the future, as the Canada Revenue Agency and Revenue Québec reserve the right to review and audit the investment tax credit claims.

12. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2022	2021	2020
Jazz:
Recognition of licensing and technology transfer fee	$375,000	$—	$—
Development support payments	24,281	—	—
Atreca:
Recognition of licensing fee	5,000	—	—
BeiGene:
Milestone revenue	—	8,000	15,000
Janssen:
Milestone revenue	—	8,000	—
Iconic:
Partner revenue	—	5,000	4,000
BMS:
Upfront fee relating to amendment	—	—	12,000

Research and development support and other payments	8,201	5,680	7,951
	$412,482	$26,680	$38,951
Contract Assets and Liabilities
As at December 31, 2022, contract assets from research, collaboration and licensing agreements were $3,000, which is presented within accounts receivable (December 31, 2021: nil) and contract liabilities were $32,941 (December 31, 2021: $32,941). As at December 31, 2022 and 2021, $2,353 and nil respectively, of the contract liabilities is classified as short term. Contract liabilities relate to deferred revenue from the BeiGene agreement described below.
2022 Agreements:
Jazz
On October 18, 2022, the Zymeworks BC entered into a License and Collaboration Agreement (the "Jazz Collaboration Agreement") with Jazz Pharmaceuticals Ireland Limited ("Jazz"), under which Jazz will have development and commercialization rights of zanidatamab throughout the world, but excluding the People’s Republic of China, Australia, New Zealand, Kazakhstan, Kyrgyzstan, Tajikistan, Turkmenistan, Uzbekistan, Hong Kong, Taiwan, Macau, Mongolia, South Korea, Brunei Darussalam, Cambodia, Indonesia, Papua New Guinea, Lao People’s Democratic Republic, Malaysia, Myanmar, Philippines, Singapore, Thailand, Timor-Leste, and Vietnam.
Under the Jazz Collaboration Agreement, the Company received a $50.0 million upfront payment upon delivery of licenses and technology transfer to Jazz as well as the receipt of United States Hart-Scott Rodino Antitrust Improvements Act of 1976 (“HSR”) Clearance (“Initial Technology Transfer”). A further payment of $325.0 million was received following Jazz's decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01 (“BTC Data Transfer”). The Company considered the fair value of performance obligations based on the Company’s best estimate of their relative stand-alone selling prices, and allocated $375.0 million of the transaction price to the Company’s performance obligations in relation to the delivery of licenses, the Initial Technology Transfer and BTC Data Transfer under the Jazz Collaboration Agreement.
Development and commercial licenses, the Initial Technology and BTC Data Transfers were considered to be a single performance obligation. The consideration of $50.0 million allocated to this performance obligation was recognized as revenue in November 2022, upon delivery of these performance obligations and receipt of the HSR Clearance. Remaining consideration of $325.0 million was recognized as revenue upon completion of BTC Data Transfer to Jazz and Jazz’s decision to continue the Jazz Collaboration agreement, in December 2022.

Deliverables of development work performed by the Company, continuing technology transfer, participation in the Joint Steering Committee (“JSC”), and transfer of first BLA together were considered to be a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these activities are completed. Accordingly, the Company recognized $24.3 million in relation to recovery of cost of development work for zanidatamab, for the year ended December 31, 2022.
Remaining deliverables of Manufacturing Technology Transfer, Development Drug Supply, Commercial Drug Supply are considered individually distinct and did not result in a performance obligation during the year ended December 31, 2022 and the revenue related to these deliveries will be recognized upon completion of future deliveries to Jazz.
The Company will be also eligible to receive up to $525.0 million in certain regulatory milestones payments and up to $862.5 million in potential commercial milestone payments. Pending approval, the Company is eligible to receive tiered royalties between 10% and 20% on Jazz’s annual net sales, with customary reductions in specified circumstances. No development or commercial milestone payments or royalties have been received to date.
Atreca
In April 2022, the Company entered into a new licensing agreement with Atreca, Inc. (“Atreca”), granting Atreca a worldwide, royalty-bearing license to research, develop and commercialize novel ADCs. The Company is eligible to receive up to $210.0 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $540.0 million in commercial milestone payments, as well as tiered royalties on worldwide sales. The Company's performance obligations in relation to the research license fee of $5.0 million were met in April 2022. Accordingly, the research license fee was recognized as revenue during the year ended December 31, 2022.
2021 and prior agreements:
Research and License Agreement with Merck Sharp & Dohme Research Ltd. (“Merck”)
On August 22, 2011, the Company entered into a research and license agreement with Merck, which was amended and restated in December 2014, to develop and commercialize three bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Merck a worldwide, royalty-bearing antibody sequence pair exclusive license to research, develop and commercialize certain licensed products. The amendments did not impact the determination of units of accounting or the allocation of the arrangement consideration. From contract inception to December 31, 2022, the Company has received an upfront payment of $1.25 million and research and development related payments totaling $5.5 million. Currently, there are no active programs under development pursuant to this agreement.
In July 2020, the Company entered into a new licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field using the Company’s Azymetric and EFECT platforms. The Company is eligible to receive up to $419.3 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $502.5 million in commercial milestone payments, as well as tiered royalties on worldwide sales.
Licensing and Collaboration Agreement with Eli Lilly and Company (“Lilly”)
On December 17, 2013, the Company entered into a licensing and collaboration agreement with Lilly to develop novel bispecific antibody therapeutics using the Company’s proprietary Azymetric platform. The Company will apply its Azymetric platform in combination with Lilly’s proprietary targets to create novel bispecific antibodies which Lilly will have the right to develop and commercialize worldwide.
From contract inception to December 31, 2022, the Company has received an upfront payment of $1.0 million and research and development related payments of $3.0 million. There are no active programs under development pursuant to this agreement.
Licensing and Collaboration Agreement with Lilly
On October 22, 2014, the Company entered into a second licensing and collaboration agreement with Lilly to develop novel bispecific antibody therapeutics using the Company’s proprietary Azymetric platform. This agreement did not alter or amend the initial agreement entered into on December 17, 2013. Under the terms of this agreement Lilly was granted a worldwide, royalty-bearing antibody sequence pair-specific license to research, develop and commercialize certain licensed products. Each of the two agreements with Lilly were negotiated independently and the deliverables covered by the respective contracts are unrelated to one another as they cover different product candidates. Accordingly, the second Licensing and Collaboration Agreement with Lilly has been accounted for as a new arrangement.
From contract inception to December 31, 2022, the Company has received research and development related payments totaling $10.0 million. There are no active programs under development pursuant to this agreement.
Licensing and Collaboration Agreement with Celgene Corporation & Celgene Alpine Investment Co. LLC (formerly “Celgene” and now a Bristol- Myers Squibb company, “BMS”)
On December 23, 2014, the Company entered into an agreement with Celgene (now “BMS”) to research, develop and commercialize bispecific antibodies generated through the use of the Company’s Azymetric platform. The Company will apply its Azymetric platform in combination with BMS’s proprietary targets to create novel bispecific antibodies for which BMS has an option to develop and commercialize a certain number of products (“Commercial License Option”).
Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs and if BMS opts in on a program, the Company is eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. From contract inception to December 31, 2022, BMS has exercised one commercial license option and the Company has received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a commercial license option for each product. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on BMS’s performance.
In June 2020, the Company’s existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company’s EFECT platform for the development of therapeutic candidates and to extend the research term. The amendment included an upfront expansion fee of $12.0 million paid to the Company and all other financial terms were unchanged. The Company’s performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the year ended December 31, 2020.
Collaboration and License Agreement with GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”)
On December 1, 2015, the Company entered into a collaboration and license agreement with GSK for the research, development, and commercialization of up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of the Company’s EFECT and Azymetric platforms. The Company and GSK will collaborate to further develop the Company’s EFECT platform through the design, engineering, and testing of novel engineered Fc domains tailored to induce specific antibody-mediated immune responses.
At the conclusion of the research collaboration, both GSK and the Company will have the right to develop and commercialize monoclonal and bispecific antibody candidates that incorporate the Company’s optimized immune-modulating Fc domains.
Under the terms of the agreement, GSK will have the right to develop a minimum of four products across multiple disease areas, and the Company will be eligible to receive up to $1.1 billion, including research, development, and commercial milestones of up to $110.0 million for each product. In addition, the Company is eligible to receive tiered sales royalties in the low single digits on net sales of products. Under this agreement, the Company is sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. Furthermore, the Company will have the right to develop up to four products, free of royalties, using the new intellectual property arising from the collaboration and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties without any royalty or milestone payment to GSK. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
No development or commercial milestone payments or royalties have been received to date.

Platform Technology Transfer and License Agreement with GSK
On April 21, 2016, the Company entered into a platform technology transfer and license agreement with GSK for the research, development, and commercialization of up to six bispecific antibodies enabled using the Company’s Azymetric platform. Each of the two agreements with GSK were negotiated independently and the deliverables covered by the respective contracts utilize different therapeutic platforms and are unrelated to one another. Accordingly, the Platform Technology and License Agreement with GSK has been accounted for as a new arrangement. In May 2019, this agreement was expanded to provide GSK access to the Company’s unique heavy-light chain pairing technology under the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement.
The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2022, the Company has received an upfront technology access fee payment of $6.0 million. The Company is also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, the Company is entitled to receive tiered royalties in the low to mid-single digits on product sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
No research, development or commercial milestone payments or royalties have been received to date.
Collaboration and Cross License Agreement with Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”)
On September 26, 2016, the Company entered into a collaboration and cross license agreement with Daiichi Sankyo for the research, development, and commercialization of one bispecific antibody enabled using the Company’s Azymetric and EFECT platforms. Additionally, the Company will license immuno-oncology antibodies from Daiichi Sankyo, with the right to research, develop and commercialize multiple products globally in exchange for royalties on product sales. Under the agreement, Daiichi Sankyo will have the option to develop and commercialize a single bispecific immuno-oncology therapeutic.
The Company is also eligible to $149.9 million in milestone and other payments. From contract inception to December 31, 2022, the Company has received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. The Company is also eligible to receive additional development milestone payments of up to $63.4 million, and commercial milestone payments of up to $80.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. The Company also has non-exclusive rights to develop and commercialize up to six products using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. Under the non-exclusive immuno-oncology antibody license to Zymeworks, Zymeworks is solely responsible for all research, development and commercialization of the resulting products.
Second License Agreement with Daiichi Sankyo
In May 2018, the Company entered into a second license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products. Under the agreement, Daiichi Sankyo will be solely responsible for the research, development, manufacturing and commercialization of the products.
The Company is also eligible to receive up to $484.7 million in various milestone and other payments. From contract inception to December 31, 2022, the Company has received an upfront technology access fee payment of $18.0 million. The Company is also eligible to receive development milestone payments totaling up to $126.7 million and commercial milestone payments of up to $340.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.
No development or commercial milestone payments or royalties have been received to date.

Collaboration and License Agreement with Janssen Biotech, Inc. (“Janssen”)
On November 13, 2017, the Company entered into a collaboration and license agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms. Under the terms of the agreement, the Company granted Janssen a worldwide, royalty-bearing, antibody group-specific exclusive license to research, develop and commercialize certain products. Janssen also has the option to develop two additional bispecific antibodies under this agreement subject to a future option payment. Under the agreement, Janssen will be solely responsible for the research, development, manufacturing and commercialization of the products.
The Company is eligible to receive up to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2022, the Company has received an upfront payment of $50.0 million and development milestones totaling $8.0 million with two bispecific antibodies initiating clinical trials. The Company is also eligible to receive development milestone payments of up to $274.0 million and commercial milestone payments of up to $1.12 billion. In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.
No commercial milestone payments or royalties have been received to date.
Research and License Agreement with LEO Pharma A/S (“LEO”)
On October 23, 2018, the Company entered into a research and license agreement with LEO. The Company granted LEO a worldwide, royalty-bearing, antibody sequence pair-specific exclusive license to research, develop and commercialize two bispecific antibodies, generated through the use of the Company’s Azymetric and EFECT platforms, for dermatologic indications. The Company will retain rights to develop antibodies resulting from this collaboration in all other therapeutic areas. The Company and LEO are jointly responsible for certain research activities, with the Company’s cost to be fully reimbursed by LEO. Each party is solely responsible for the development, manufacturing, and commercialization of their own products.
Pursuant to this agreement, the Company received an upfront payment of $5.0 million. In addition, (i) for the first therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digits elsewhere, and (ii) for the second therapeutic candidate, the Company is eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digits globally. For products developed by the Company outside of dermatology, LEO is eligible to receive commercial milestone payments and up to single-digit royalties on future sales.
No development or commercial milestone payments or royalties have been received to date.
Collaboration and License Agreements with BeiGene, Ltd. (“BeiGene”)
On November 26, 2018, the Company entered into three concurrent agreements with BeiGene whereby the Company granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of its bispecific therapeutic candidates, zanidatamab (formerly known as “ZW25”) (“Zanidatamab Agreement”) and zanidatamab zovodotin (formerly known as “ZW49”) (“Zanidatamab Zovodotin Agreement”) in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, the Company also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms.
Pursuant to these agreements, the Company received an upfront payment of $60.0 million for the totality of the rights described. The Company considered the fair value of performance obligations based on the Company’s best estimate of their relative stand-alone selling prices, and allocated $40.0 million of the transaction price to the license and collaboration agreements for zanidatamab and zanidatamab zovodotin and $20.0 million to the Company’s performance obligations under the research and licensing agreement for Azymetric and EFECT Platforms.

License and Collaboration Agreements for Zanidatamab and Zanidatamab Zovodotin
The Company is also eligible to receive development and commercial milestone payments of up to $390.0 million, together with tiered royalties from high single digits and up to 20% on future sales of the products. Under the agreements, the Company and BeiGene are collaborating on certain global clinical studies and both the Company and BeiGene will be independently conducting clinical studies in their own respective territories. Each of the Company and BeiGene are responsible for all the development and commercialization costs in their own territories.
In relation to the Zanidatamab Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the Joint Steering Committee (“JSC”) and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer are distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities are also distinct together. Remaining deliverables were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation. The consideration of $7.1 million allocated to this performance obligation was recognized as revenue over a two-month period during which the delivery of the license and transfer of the relevant technology occurred. Deliverables of continuing technology transfer and participation in the JSC and other sub-committees together were considered to be a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these activities are completed. Remaining deliverables are considered individually distinct and the revenue will be recognized as delivery or transfer of future rights to BeiGene occurs.
In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2-positive breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2-positive GEA. The Company recognized revenue of $5.0 million in relation to this milestone. In November 2020, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-BTC-01 study. The Company recognized revenue of $10.0 million in relation to this milestone. In December 2021, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study and the Company recognized revenue of $8.0 million in relation to this milestone.
In relation to the Zanidatamab Zovodotin Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the JSC and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together are distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities are also distinct together. Manufacturing technology transfer, provision of development supply and provision of commercial supply were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation while continuing technology transfer and participation in the JSC and other sub-committees together were considered as a single performance obligation. Remaining deliverables were considered individually distinct. No performance obligations were completed by the Company as of December 31, 2022 as the initial transfer of technologies and relevant know-how is not going to start until the earlier of completion of the Company’s Phase-1 clinical studies for zanidatamab zovodotin or completion of dose escalation studies. Accordingly, no revenue was recognized from the Zanidatamab Zovodotin Agreement to date.
As of December 31, 2022, the Company recorded $32,941 of the upfront fees from the zanidatamab and zanidatamab zovodotin agreements as deferred revenue on the Company’s consolidated balance sheet (December 31, 2021: $32,941). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
Research and Licensing Agreement for Azymetric and EFECT Platforms
For the development and commercialization licenses of up to three bispecific antibody therapeutics using the Company’s Azymetric and EFECT platforms, the Company received an upfront payment of $20.0 million. The Company is also eligible to receive development and commercial milestone payments of up to $702.0 million. In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. BeiGene is solely responsible for the research, development, manufacturing, and commercialization of the products.
License Agreement with Iconic Therapeutics, Inc. (“Iconic”)
On May 13, 2019, the Company entered into a license agreement with Iconic to develop and commercialize an antibody-drug conjugate (ICON-2) targeting tissue factor generated through the use of the Company’s ZymeLink platform. Under the terms of this agreement, the Company granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. Iconic is responsible for the development, manufacturing, and commercialization of the products.
Pursuant to this agreement, the Company was initially eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. From contract inception to December 31, 2022, the Company has received $1.0 million in milestone payments.
In December 2020, Exelixis, Inc. exercised an option under an existing agreement with Iconic to license ICON-2 (also known as XB002) and under the Company’s agreement with Iconic, the Company received $4.0 million accordingly, a share of the $20.0 million option fee paid to Iconic by Exelixis. In December 2021, under an amendment between Iconic and Exelixis, the Company recognized $5.0 million as a share of the one-time fee received by Iconic in exchange for all future milestones owing to Iconic from Exelixis. The Company will continue to be eligible to receive future royalties on the ICON-2 program pursuant to the agreement with Iconic. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products.
13. Other Income, net
Other income, net consists of the following:

	Year ended December 31,
	2022	2021	2020
Foreign exchange gain	$1,152	$1,191	$1,683
Other	(42)	118	(35)
	$1,110	$1,309	$1,648

14. Income Taxes
a. Income tax (expense) recovery is comprised of the following:

	Year Ended December 31,
	2022	2021	2020
Current income tax expense	$(8,953)	$(437)	$(292)
Deferred income tax (expense) recovery	(1,940)	953	(137)
Income tax (expense) recovery	$(10,893)	$516	$(429)
Current income tax expense for the years ended December 31, 2022, 2021 and 2020 arose from the operations of the Company as well as its wholly owned subsidiaries in Canada and in the United States, as well as withholding taxes paid by the Company abroad in 2022, 2021 and 2020.

b. Following the Redomicile Transactions, the applicable statutory tax rate is the U.S. federal income tax at the statutory rate. Income tax (expense) recovery varies from the amounts that would be computed by apply the expected U.S. statutory income tax rate of 21% (2021: 21% and 2020: 21%) to income (loss) before income taxes as shown in the following table:

	Year Ended December 31,
	2022	2021	2020
Computed taxes at United States statutory income tax rate	$(28,429)	$44,620	$37,821
Non-deductible expenses	(9,745)	(798)	(7,149)
Difference between domestic and foreign tax rate	(8,365)	12,175	8,949
Adjustments to prior year	(826)	(33)	(441)
Change in valuation allowance	33,526	(60,260)	(48,411)
Share issuance costs in equity	—	2	5,385
Changes due to SR&ED and research credits	3,238	5,096	4,067
Other	(292)	(286)	(650)
Income tax (expense) recovery	$(10,893)	$516	$(429)
c. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Non-capital losses carried forward	$84,948	$123,554
Deferred revenue	8,893	8,894
Share issue costs	4,549	6,058
Property and equipment	565	1,219
Intangible assets	5,930	2,911
Research and development deductions and credits	39,957	35,401
Contingent consideration	404	421
Stock options	4,344	4,330
Operating lease liability	7,008	7,871
Other	302	351
	$156,900	$191,010
Deferred tax liabilities:
Property and equipment	(967)	(1,085)
IPR&D	(4,759)	(4,760)
Operating lease right-of-use assets	(5,758)	(6,685)
Outside basis difference in foreign subsidiary	(1,788)	(1,573)
	$(13,272)	$(14,103)
	143,628	176,907
Less: valuation allowance	(144,071)	(175,410)
Net deferred tax (liabilities) assets	$(443)	$1,497
Deferred tax assets	$1,345	$3,070
Deferred tax liabilities	(1,788)	(1,573)
Net deferred tax (liabilities) assets	$(443)	$1,497
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.

d. At December 31, 2022, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $314.7 million (December 31, 2021: $457.6 million) expiring commencing 2040 through 2041.
At December 31, 2022, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $89.0 million (December 31, 2021: $81.4 million) available to reduce taxable income of future years in Canada, with no expiry. At December 31, 2022, the Company has approximately $18.5 million (December 31, 2021: $15.8 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2029 through 2042, and has approximately $1.2 million (December 31, 2021: $1.1 million) of research tax credit available to offset US federal taxes payable expiring commencing in 2041 through 2042.
e. The investment tax credits and non-capital losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Research tax credits	Non-capital losses
2029	$1,169	$—	$—
2030	1,242	—	—
2031	1,424	—	—
2032	1,357	—	—
2033	—	—	—
2034	229	—	—
2035	1,068	—	—
2036	862	—	—
2037	1,586	—	—
2038	1,485	—	—
2039	1,818	—	—
2040	1,903	—	121,729
2041	2,222	1,057	192,924
2042	2,126	96	—
	$18,491	$1,153	$314,653

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$3,063	$3,063	$3,063
Increases related to prior year tax positions	—	—	—
Increases related to current year tax positions	—	—	—
Balance, end of year	$3,063	$3,063	$3,063
Included in the balance of unrecognized tax benefits at December 31, 2022, 2021 and 2020 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of income (loss) and comprehensive income (loss).
The Company currently files income tax returns in Canada, the United States, the United Kingdom, and Ireland, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2022 remain subject to Canadian income tax examinations. Tax years ranging from 2019 to 2022 remain subject to U.S. income tax examinations. Tax year 2022 remain subject to U.K and Ireland income tax examinations.
15. Leases
The Company leased separate office and laboratory spaces in Vancouver, British Columbia, which expired in February 2022. On January 25, 2019, the Company entered into a lease for a new building in Vancouver, including both office and laboratory space. This lease commenced for accounting purposes in May 2021 and construction of leasehold improvements was completed during the year ended December 31, 2022. This lease has an initial term of ten years, with two five-year extension options. In addition, the Company leases office space in Seattle, Washington with lease terms expiring in May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2022	December 31, 2021
Operating lease liabilities:
Current portion	$3,322	$1,310
Long-term portion	24,667	30,923
Total operating lease liabilities	27,989	$32,233
Finance lease liabilities:
Current portion included in other current liabilities	16	22
Long-term portion included in other long-term liabilities	124	100
Total finance lease liabilities	140	122
Total lease liabilities	$28,129	$32,355

Cash paid for amounts included in the measurement of operating lease liabilities for fixed lease payments for the year ended December 31, 2022 was $4,471 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$4,435
1 to 2 years	4,493
2 to 3 years	4,611
3 to 4 years	4,589
4 to 5 years	3,357
Thereafter	11,653
Total operating lease payments	33,138
Less:
Imputed interest	(5,149)
Operating lease liabilities	$27,989
As of December 31, 2022, the weighted average remaining lease term is 7.8 years and the discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.8% for leases in U.S. dollars.
During the year ended December 31, 2022, the Company incurred total operating lease expenses of $7,795 (2021 - $5,658, 2020 - $3,595), which included lease expenses associated with fixed lease payments of $6,609 (2021 - $5,323 and 2020 -

$3,156), and variable payments associated with common area maintenance and similar expenses of $1,186 (2021 - $335 and 2020 - $439).
During the year ended December 31, 2022, the Company did not recognize any impairment losses on its right-of-use assets (2021: nil).
16. Financial Instruments
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
To determine fair value, the Company uses a fair value hierarchy that prioritizes the inputs, assumptions and valuation techniques used to measure fair value. The three levels of the fair value hierarchy are as follows:
•    Level 1 inputs are unadjusted quoted market prices for identical instruments available in active markets.
•    Level 2 inputs are inputs other than Level 1 prices, such as prices for a similar asset or liability that are observable either directly or indirectly. If the asset or liability has a contractual term, the input must be observable for substantially the full term. An example includes quoted market prices for similar assets or liabilities in active markets.
•    Level 3 inputs are unobservable inputs for the asset or liability and will reflect management’s assessment about market assumptions that would be used to price the asset or liability.
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
The carrying values of cash and cash equivalents, short-term investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at December 31, 2022, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
GICs	$200,289	$—	$200,289	$—
Investments:
GICs	91,320	—	91,320	—
Total	$291,609	$—	$291,609	$—

Liabilities
Liability for contingent consideration	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

	December 31, 2021	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Commercial paper	$61,387	$—	$61,387	$—
Investments:
GICs	50,741	—	50,741	—
Total	$112,128	$—	$112,128	$—

Liabilities
Liability for contingent consideration	1,498	—	—	1,498
Total	$1,498	$—	$—	$1,498
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Year ended December 31, 2022	$1,498	$—	$(250)	$1,248
Year ended December 31, 2021	$1,285	$213	$—	$1,498
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s cash investment policy with the primary objective being the preservation of capital and maintenance of liquidity. The cash investment policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents, short-term investments and long-term investments with high credit quality financial institutions.
At December 31, 2022, the maximum exposure to credit risk for accounts receivable was $33,400 (December 31, 2021: $15,614) and all accounts receivable are due within the next 12 months. As at December 31, 2022 and December 31, 2021, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
Liquidity Risk
Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents and short-term investments, collection of accounts receivable relating to research collaboration and license agreements and additional public equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months, and potentially beyond.
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At December 31, 2022, the Company’s net monetary liabilities denominated in Canadian dollars were $1,593 (C$2,144).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net income (loss) and stockholders’ equity in the Company’s consolidated financial statements.
17. Commitments and Contingencies
Commitments
The Company has entered into research collaboration agreements with strategic partners in the ordinary course of operations that may include contractual milestone payments related to the achievement of pre-specified research, development, regulatory and commercialization events and indemnification provisions, which are common in such agreements. Pursuant to the agreements, the Company is obligated to make research and development and regulatory milestone payments upon the occurrence of certain events and royalty payments based on net sales. The maximum amount of potential future indemnification is unlimited, however, the Company currently holds commercial and product liability insurance that limits the Company’s liability and may enable it to recover a portion of any future amounts paid. Historically, the Company has not made any indemnification payments under such agreements and believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to indemnification obligations for any period presented in the consolidated financial statements.
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8.5 million, consisting of (i) a C$2.5 million payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6.0 million payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property. In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of December 31, 2022, the contingent consideration had an estimated fair value of $1,248, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2021: $1,498). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of income (loss) and comprehensive income (loss).
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

18. Restructuring
In January 2022, the Company started implementing a restructuring program (the “Restructuring”) as part of its renewed focus on achieving its key strategic priorities and to help create a more cost-efficient organization in order to execute on its strategic priorities. In connection with the Restructuring, the Company made changes to its management team and reduced headcount by approximately 25% by the completion of the Restructuring during the three months period ended March 31, 2022. During the year ended December 31, 2022, the Company recorded the following costs for the Restructuring:

•employee severance and termination benefits of $5,214;
•an offsetting non-cash reversal of previously recognized stock-based compensation expenses for unvested stock and RSU awards of $10,381; and
•other restructuring charges primarily related to accelerated depreciation and accelerated recognition of rent expense in relation to the shutdown of certain facilities of $2,435 and early termination of certain service contracts of $1,275.
Of the net charges, $5,659 expense and $5,516 recovery of stock-based compensation were recorded in research and development expenses, and $3,265 expense and $4,865 stock-based compensation recovery were recorded in general and administrative expenses in the accompanying statements of income (loss) and comprehensive income (loss).

As of December 31, 2022, the net outstanding liability related to employee severance termination benefits and other contract liabilities was approximately $678. The Company recognized the majority of these charges during the year ended December 31, 2022 and does not expect to incur any material additional costs related to the Restructuring.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2022. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
Attestation Report of Independent Registered Public Accounting Firm
This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. For so long as we are not classified as an “accelerated filer” or “large accelerated filer” pursuant to SEC rules, we will continue to be exempt from the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
As previously reported on January 4, 2023, the Company removed Dr. Neil Josephson from the position of Chief Medical Officer, effective January 3, 2023 (the “Separation Date”). In accordance with the terms of Dr. Josephson’s employment agreement with the Company and pursuant to the separation and release agreement with the Company, dated as of March 3, 2023 (the “Separation Agreement”), for the 12-month period following the Separation Date, Dr. Josephson will be paid the equivalent of his base salary in effect as of the Separation Date ($40,000 per month), less applicable withholdings, and payment or reimbursement of COBRA premiums for up to 12 months following the Separation Date, or until Dr. Josephson secures health insurance coverage through another employer.
Dr. Josephson’s receipt of the foregoing benefits under the Separation Agreement is subject to his non-revocation of the Separation Agreement and his continued compliance with the surviving terms of his employment agreement with the Company that pertain to confidentiality, non-disclosure, and invention assignment obligations and post-employment non-solicitation and non-competition covenants. The Separation Agreement includes a release of claims.
The foregoing description of the Separation Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Separation Agreement, which is attached hereto as Exhibit 10.59 and is incorporated herein by reference.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
We maintain a Code of Business Conduct and Ethics (the “Code of Conduct”) that incorporates our code of business conduct and ethics applicable to members of our board of directors and our executive officers as well as all of our employees. Our Code of Conduct is posted on our website at www.zymeworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above. Paper copies of the Code of Conduct, as well as our governing documents (including our certificate of incorporation and bylaws) may be obtained upon request by writing to: Corporate Secretary, Zymeworks Inc., 108 Patriot Drive, Suite A, Middletown, Delaware 19709.
The remaining information required by Item 10. of Form 10-K is incorporated by reference to our 2023 Proxy Statement or our Form 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 11.    Executive Compensation
The information required by Item 11. of Form 10-K is incorporated by reference to our 2023 Proxy Statement or our Form 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12. of Form 10-K is incorporated by reference to our 2023 Proxy Statement or our Form 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required by Item 13. of Form 10-K is incorporated by reference to our 2023 Proxy Statement or our Form 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

Item 14.    Principal Accounting Fees and Services
The information required by Item 14. of Form 10-K is incorporated by reference to our 2023 Proxy Statement or our Form 10-K/A, as applicable, to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2022.

PART IV
Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements—The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules—All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.
(a)(3) Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits—The exhibits listed on the Exhibit Index below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.
EXHIBITS INDEX

Exhibit No.	Description

2.1
Restated and Amended Transaction Agreement, dated August 18, 2022, by and among Zymeworks BC Inc., the Company, Zymeworks Callco ULC and Zymeworks ExchangeCo Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

2.2	Plan of Arrangement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

2.3
Exchangeable Share Support Agreement, dated as of October 13, 2022, by and between the Company, Zymeworks CallCo ULC, and Zymeworks ExchangeCo Ltd. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

2.4
Voting and Exchange Trust Agreement, dated as of October 13, 2022, by and between the Company, Zymeworks Callco ULC, Zymeworks ExchangeCo Ltd. and the Share Trustee (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.2	Certificate of Designations of Special Voting Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.3
Certificate of Designations of Series B Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

4.1	Description of Capital Stock.

4.2	Specimen common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

4.3
Preferred Shares Rights Agreement, dated as of June 9, 2022, by and between Zymeworks BC Inc. and Computershare Trust Company, N.A., as rights agent (including the Resolutions of the Board of Directors of Zymeworks BC Inc. as Exhibit A of Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2022).

4.4
Amendment No. 1 to the Preferred Shares Rights Agreement, dated as of October 12, 2022, by and between Zymeworks BC Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022).

4.5
Preferred Stock Rights Agreement, dated October 12, 2022, between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

4.6	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

4.7	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to Zymeworks BC Inc.'s Current Report on Form 8-K filed with the SEC on January 24, 2020).

Exhibit No.	Description
4.8
Registration Rights Agreement dated March 16, 2020, by and among Zymeworks BC Inc., Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2020).

10.1#
Amended and Restated Employment Agreement, dated January 17, 2017, by and between Zymeworks BC Inc. and Dr. Ali Tehrani (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.2#
Separation Agreement and Release by and between Zymeworks BC Inc. and Ali Tehrani, dated January 5, 2022 (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.3#
Amended and Restated Employment Agreement, dated January 17, 2017, by and between Zymeworks BC Inc. and Neil Klompas (incorporated by reference to Exhibit 10.4 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.4#
Promotion Letter from Zymeworks BC Inc. to Neil Klompas, dated January 5, 2022 (incorporated by reference to Exhibit 10.3 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.5†
Collaboration Agreement, effective as of December 23, 2014, by and among Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 10.22 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.6†
First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

10.7*
Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.8*
Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.9*
Letter Agreement, effective April 20, 2021, by and between Zymeworks BC Inc. and Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.10*
Fourth Amendment to Collaboration Agreement, dated August 4, 2021, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.11†
Collaboration and License Agreement, effective as of December 1, 2015, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.23 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.12†
Side Letter Agreement effective as of January 11, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.13*
First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.14*
Side Letter Agreement effective as of September 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.15*
Side Letter Agreement effective as of February 20, 2020, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.6 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

Exhibit No.	Description
10.16*
Fifth Amendment to Collaboration and License Agreement, effective as of March 30, 2020, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.11 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2021).

10.17†
Platform Technology Transfer and License Agreement, effective as of April 21, 2016, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.24 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.18*
First Amendment to Platform Technology Transfer and License Agreement between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 15, 2019 (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.19*
Letter Agreement, effective June 4, 2021, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.7 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.20†
Collaboration and Cross License Agreement, effective as of September 26, 2016, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 10.25 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.21†
Side Letter Agreement effective as of September 25, 2018, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.22*
Second Amendment to Collaboration and Cross License Agreement, effective July 2, 2021, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 99.8 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.23*
Third Amendment to Collaboration and Cross License Agreement, effective June 6, 2022, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 10.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.24†
Collaboration and License Agreement, effective as of November 13, 2017, by and between Zymeworks BC Inc. and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

10.25†
First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between Zymeworks BC Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.26†
License Agreement, effective as of May 14, 2018, by and between Zymeworks BC Inc. and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018).

10.27†
Research and License Agreement, effective as of October 23, 2018, by and between Zymeworks BC Inc. and LEO Pharma A/S (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2018).

10.28†
License and Collaboration Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.29*
First Amendment to Collaboration Agreement, effective March 29, 2021, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.30*
Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.31*
Second Amendment to License and Collaboration Agreement, dated August 10, 2021, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.32†
License and Collaboration Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

Exhibit No.	Description
10.33*
First Amendment to Collaboration Agreement, dated May 25, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.34*
Second Amendment to License and Collaboration Agreement, effective June 2, 2021, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.6 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.35*
Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.36†
Research and License Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.37*
Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.38
Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.29 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.39
Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.40
Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and Zymeworks BC Inc.(incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.41
Third Lease Modification Agreement, dated February 17, 2021, by and between Zymeworks BC Inc. and 5th & Main Partnership (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.42
Fourth Lease Modification Agreement, dated May 7, 2021, by and between Zymeworks BC Inc. and 5th and Main Partnership (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.43
Lease Amending Agreement, dated April 1, 2022, by and between Zymeworks BC Inc. and 130 E 4th Partnership (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.44†
Notice of Assignment of Lease, dated January 1, 2022 from 5th & Main Partnership, 2000 Main Holdings Inc. and Mount Pixel Projects Limited Partnership to Zymeworks BC Inc. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.45#
Employment Agreement effective September 17, 2018, by and between Zymeworks Biopharmaceuticals Inc. and Anthony Polverino (incorporated by reference to Exhibit 10.30 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.46#
Separation Agreement and Release by and between Zymeworks Biopharmaceuticals Inc. and Anthony Polverino, dated March 14, 2022 (incorporated by reference to Exhibit 10.69 to Zymeworks BC Inc.’s Amendment No. 1 to Annual Report on Form 10-K filed with the SEC on May 2, 2022).

10.47*
License Agreement between Zymeworks BC Inc. and Iconic Therapeutics, Inc., dated May 13, 2019 (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.48*
Amendment No. 1 to License Agreement effective as of February 26, 2020, by and between Zymeworks BC Inc. and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.7 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.49
Amendment No. 2 to License Agreement effective as of December 10, 2020, by and between Zymeworks BC Inc. and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.12 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2021).

Exhibit No.	Description

10.50#
Employment Agreement effective October 14, 2019, by and between Zymeworks Biopharmaceuticals Inc. and Kathryn O’Driscoll (incorporated by reference to Exhibit 10.33 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.51#
Separation Agreement and Release by and between Zymeworks Biopharmaceuticals Inc. and Kathryn O’Driscoll, dated March 4, 2022 (incorporated by reference to Exhibit 10.70 to Zymeworks BC Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on May 2, 2022).

10.52
Open Market Sale AgreementSM. dated October 21, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.53#
Employment Agreement, effective April 1, 2020, by and between Zymeworks Biopharmaceuticals Inc. and James Priour (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.54#	Letter, dated March 3, 2021, from Zymeworks BC Inc. to James Priour (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.55#
Separation and Release Agreement by and between Zymeworks Biopharmaceuticals Inc. and James Priour, dated February 4, 2022 (incorporated by reference to Exhibit 10.63 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.56#
Employment Agreement, effective April 29, 2019, by and between Zymeworks Biopharmaceuticals Inc. and Neil Josephson (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.57#
Letter, dated May 16, 2021, from Zymeworks BC Inc. to Neil Josephson (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.58#
Letter, dated November 9, 2021, from Zymeworks BC Inc. to Neil Josephson (incorporated by reference to Exhibit 10.66 to Zymeworks BC Inc.'s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.59#	Separation and Release Agreement by and between Zymeworks Biopharmaceuticals Inc. and Neil Josephson, dated March 3, 2023.

10.60#
Employment Agreement by and between Zymeworks BC Inc. and Kenneth Galbraith, dated January 5, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.61#
Amendment to Employment Agreement, dated as of December 30, 2022, by and among Kenneth Galbraith, Zymeworks BC Inc. and Zymeworks Management Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2022).

10.62#
Amended and Restated Employment Agreement by and between Zymeworks BC Inc. and Christopher Astle, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.63#
Amendment to Amended and Restated Employment Agreement by and between Christopher Astle and Zymeworks BC Inc., dated November 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.64#	Executive Incentive Compensation Plan.

10.65#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.73 to the Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.66#,+
Employment Agreement by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc. and Paul Moore, dated July 18, 2022 (incorporated by reference to Exhibit 10.4 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.67	Notice of Articles of ExchangeCo (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.68	Articles of ExchangeCo (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.69#
Inducement Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

Exhibit No.	Description
10.70#
Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.71#
Second Amended and Restated Employee Stock Option Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.72#	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.73
Sales Agreement, dated November 9, 2022, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022).

10.74*	License and Collaboration Agreement, dated October 18, 2022, by and between Zymeworks BC Inc. and Jazz Pharmaceuticals Ireland Limited.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2022 and 2021, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________
†    The Company has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.
*    Certain portions of this exhibit (indicated by “[…***…]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.
#    Indicates management contract or compensatory plan.
+    Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.
Item 16.    Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Dated: March 7, 2023

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Galbraith, Christopher Astle and Neil Klompas, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 7, 2023
Kenneth Galbraith

/s/ Christopher Astle	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2023
Christopher Astle

/s/ Troy M. Cox	Director	March 7, 2023
Troy M. Cox

/s/ Kenneth Hillan	Director	March 7, 2023
Kenneth Hillan

/s/ Susan Mahony	Director	March 7, 2023
Susan Mahony

/s/ Kelvin Neu	Director	March 7, 2023
Kelvin Neu

/s/ Hollings C. Renton	Director	March 7, 2023
Hollings C. Renton

/s/ Natalie Sacks	Director	March 7, 2023
Natalie Sacks

/s/ Lota Zoth	Director	March 7, 2023
Lota Zoth