Form 10-K/A
period 2022-12-31
Zymeworks Inc.
filed 2023-04-28
CIK 1937653

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
Amendment No. 1

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-41535

ZYMEWORKS INC.
(Exact name of registrant as specified in its charter)

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
common shares held by
non-affiliates
of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the New York Stock Exchange, was approximately $306.0 million.
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of April 15, 2023 was 64,136,928.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Auditor Name: KPMG LLP	Auditor Location: Vancouver, Canada	Auditor Firm PCAOB ID: 85

Table of Contents
EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”), amends Zymeworks Inc.’s (the “Company,” “Zymeworks,” “we,” “us,” and “our”) Annual Report on Form
10-K
for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2023 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2022, the end of the fiscal year covered by our Annual Report on
Form 10-K.
Pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications, along with any changes to Part IV that occurred after the date of the Original Filing.
In addition, we made certain revisions to the cover page, including the deletion of the reference to our proxy statement and the amendment to our Annual Report on Form
10-K
and inclusion of updated outstanding share information.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of our annual report on
Form 10-K
other than Part III, Items 10 through 14, Part IV and the aforementioned portions of the cover page are true or complete as of any date subsequent to the Original Filing.

ZYMEWORKS INC.

FORM 10-K/A

For the Fiscal Year Ended December 31, 2022

1

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS

The following table sets forth the names, residency, ages and positions of the members of our board of directors (“Board of Directors”) as of April 15, 2023.

Name	Age	Position(s)
Kenneth Galbraith	60	Chief Executive Officer and Chair of the Board of Directors
Troy M. Cox(1) (2)	58	Director
Kenneth Hillan(2) (4)	62	Director
Susan Mahony(1) (3)	58	Director
Derek J. Miller	52	Director
Kelvin Neu(4)	49	Director
Hollings C. Renton(3)	76	Director
Natalie Sacks(2) (4)	58	Director
Lota S. Zoth(1) (3)	63	Director

(1)	Member of the audit committee.
(2)	Member of the nominating and corporate governance committee.
(3)	Member of the compensation committee.
(4)	Member of the research and development committee.

There are no family relationships among any of the directors or executive officers.

Kenneth Galbraith

Mr. Galbraith is 60 years old and has served as our Chief Executive Officer and Chair of our Board of Directors since January 2022. Previously, Mr. Galbraith served as our President from January 2022 to August 2022. Mr. Galbraith was a Managing Director at Five Corners Capital, Inc., which he founded in 2013. Most recently he served as Executive in Residence at Syncona Limited from April 2021 until January 2022. He served as Chief Executive Officer of Liminal BioSciences Inc. (formerly Prometic Life Sciences Inc.), a publicly held company, from April 2019 to November 2020, continuing as an advisor to that company from November 2020 to February 2021. He also served as Chief Executive Officer of Fairhaven Pharmaceuticals Inc. from June 2017 to April 2019. Mr. Galbraith has served as a director of several publicly held companies, including MacroGenics, Inc. from July 2008 until January 2022, Profound Medical Corp. from January 2017 to date (although he will not stand for re-election at Profound Medical’s annual meeting of shareholders scheduled for May 2023), and Celator Pharmaceuticals, Inc. from July 2008 to October 2013. He has also served as a director of several privately held companies. Previously, he joined Ventures West Capital in 2007 and founded Five Corners Capital Inc. in 2013 to manage the continued operations of the Ventures West Investment Funds. Mr. Galbraith has over 35 years of experience serving as an executive, director, investor and adviser to companies in the biotechnology, medical device, pharmaceutical and healthcare sectors. Mr. Galbraith received his B.Comm. from the University of British Columbia.

Based on Mr. Galbraith’s depth of experience in the biotechnology industry, ranging from executive officer to director roles, the Board of Directors believes Mr. Galbraith has the appropriate set of skills to serve as a member of our Board of Directors.

Troy M. Cox

Mr. Cox is 58 years old and has served as a member of our Board of Directors since June 2019. Mr. Cox served as Chief Executive Officer of Foundation Medicine, Inc. from February 2017 through February 2019, as a member of Foundation Medicine’s board of directors from February 2017 until July 2018, and in the additional role of President of Foundation Medicine from February 2018 until July 2018. Prior to Foundation Medicine, Mr. Cox served as Senior Vice President, Sales & Marketing at Genentech, Inc. from February 2010 until February 2017. Before joining Genentech, Mr. Cox served as President of CNS operations at UCB S.A. Prior to UCB BioPharma, Mr. Cox held senior commercial leadership roles with Sanofi-Aventis and Schering-Plough. Mr. Cox has served on the board of directors of SomaLogic, Inc. since April 2021, where he also served as Executive Chairman from October 2022 to March 2023, and has served on the board of directors of SOPHiA GENETICS SA since July 2019. Mr. Cox received a B.B.A. in finance from the University of Kentucky and an M.B.A. from the University of Missouri.

The Board of Directors believes Mr. Cox’s nearly three decades of proven leadership and expertise in the global, strategic and operational aspects of the biopharmaceutical industry qualifies him to serve on our Board of Directors.

Kenneth Hillan

Dr. Hillan is 62 years old and has served as a member of our Board of Directors since February 2017. Dr. Hillan has worked at 23andMe since February 2019, first as Head of Therapeutics from February 2019 until February 2022 and currently as Chief Therapeutics Officer since February 2022. Dr. Hillan served on the board of directors of Achaogen, Inc., a public biopharmaceutical company, from October 2011 until April 2019. Dr. Hillan served as Achaogen’s President and President, R&D from January 2018 to October 2018, as its Chief Executive Officer from October 2011 until December 2017, and as its Chief Medical Officer from April 2011 to July 2014. In April 2019, Achaogen filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code and most of its assets were subsequently sold to a multinational pharmaceutical company. Prior to joining Achaogen, Dr. Hillan worked at Genentech, Inc., a pharmaceutical company and a member of the Roche Group, from August 1994 to March 2011. Dr. Hillan held progressively senior roles at Genentech, most recently holding the position of Senior Vice President & Head of Roche Product Development, Asia Pacific from April 2010 to March 2011, and was responsible for numerous successful drug approvals and led the medical and scientific strategies for Genentech’s immunology, tissue growth and repair drug portfolio. Dr. Hillan has served on the board of directors of Sangamo Therapeutics, Inc. since September 2020, and served on the board of directors of Relypsa, Inc., a publicly traded biotechnology company that was acquired in September 2016 by Galencia AG for $1.5 billion, from June 2014 to September 2016. Dr. Hillan has an M.B. and a Ch.B. (Bachelor of Medicine and Surgery) degree from the Faculty of Medicine at the University of Glasgow in the United Kingdom. Dr. Hillan is a Fellow of the Royal College of Surgeons, and a Fellow of the Royal College of Pathologists.

The Board of Directors believes that Dr. Hillan’s extensive experience and knowledge in the development of therapeutics and in the biotechnology industry provides the Board of Directors with valuable insight and contribution to our development of genomic medicines.

Susan Mahony

Dr. Mahony is 58 years old and has served as a member of our Board of Directors since June 2019. Dr. Mahony is an executive with over 30 years of experience in pharmaceutical and life sciences companies. Dr. Mahony served as Senior Vice President of Eli Lilly and Company and President of Lilly Oncology from February 2011 until August 2018. She joined Lilly in 2000, holding senior leadership positions in product development, marketing, human resources, and general management. Prior to joining Lilly, Dr. Mahony served in sales and marketing roles in Europe for over a decade for Schering-Plough, Amgen, and Bristol-Myers Squibb. Dr. Mahony has served on the board of directors of Assembly Biosciences, Inc. since December 2017, and on the board of directors of Horizon Therapeutics Public Limited Company since August 2019. She served on the board of directors of Vifor Pharma from May 2019 until August 2022. Dr. Mahony received a B.Sc. and a Ph.D. from Aston University and an M.B.A. from London Business School.

Based on Dr. Mahony’s extensive experience in management at public pharmaceutical companies, together with her experience serving on the board of directors of public and private companies, our Board of Directors concluded that she should serve as a director due to our business focus and strategy.

Derek J. Miller

Mr. Miller is 52 years old and has served as a member of our Board of Directors since April 2023. Mr. Miller has been a leader in the biotechnology and pharmaceutical sector for more than 25 years with experience in corporate development, business development and global commercial strategy. He is an independent commercial and business development consultant for a clinical-stage oncology company and a late-stage ultra-rare disease company, and currently serves as Chief Executive Officer of a cell and gene therapy imaging startup venture, spun out from the University of Pennsylvania. From May 2018 to November 2019, he served as Chief Business Officer of Aro Biotherapeutics, a spinout of Janssen Pharmaceuticals, leading numerous strategic and operational initiatives including a transformative collaboration with Ionis with potential revenues of up to $1.4 billion. Mr. Miller also previously served as Chief Business Officer of Celator Pharmaceuticals where he led the development of their pipeline and business development strategy, resulting in its acquisition by Jazz Pharmaceuticals in 2016 for cash proceeds of approximately $1.5 billion. Prior to Celator Pharmaceuticals, Mr. Miller held a variety of marketing, sales and market access roles with Genentech, Centocor and GSK. Mr. Miller is a member of the Board of Trustees for the Eastern Pennsylvania Chapter of the Leukemia and Lymphoma Society and serves as a mentor for the Villanova School of Business. He received an M.B.A. from Villanova University and Bachelor of Arts and Science degree from the University of Delaware.

The Board of Directors believes that Mr. Miller is qualified to serve on our Board of Directors because of his extensive experience in the biotechnology and pharmaceutical sector, including experience in corporate development, business development and global commercial strategy.

Kelvin Neu

Dr. Neu is 49 years old and has served as a member of our Board of Directors since March 2020. Dr. Neu is Founder and Chief of Herringbone, a life sciences innovation practice established in January 2022. Prior to that, Dr. Neu was a Partner at Baker Bros. Advisors LP, a registered investment adviser, where he worked from April 2004 until January 2021. Dr. Neu previously served on the board of directors of IGM Biosciences, Prelude Therapeutics, Idera Pharmaceuticals, Aquinox Pharmaceuticals and XOMA Corporation. Dr. Neu holds an M.D. from the Harvard Medical School-MIT Health Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology. Prior to attending Princeton, Dr. Neu served for two and a half years in the military of his native Singapore.

The Board of Directors believes that Dr. Neu is qualified to serve on our Board of Directors because of his extensive investment and leadership experience, knowledge of our industry, and educational background in biology and biotechnology.

Hollings C. Renton

Mr. Renton is 76 years old and has served as a member of our Board of Directors since February 2017. Mr. Renton served as Chief Executive Officer and President of Onyx Pharmaceuticals, Inc. from March 1993 to March 2008 and was the chair of the board of directors of Onyx from June 2000 to March 2008. Onyx was acquired by Amgen Inc. in 2013 for $10.4 billion. Before joining Onyx, Mr. Renton was the President and Chief Operating Officer of Chiron Corporation, a pharmaceutical company, from December 1991 to December 1993. Mr. Renton served in a variety of executive roles at Cetus Corporation from 1983, including as President from 1990 to 1991, Chief Operating Officer from 1987 to 1990 and Chief Financial Officer from 1983 to 1987, prior to its acquisition by Chiron in 1991. Mr. Renton has served on the board of directors of AnaptysBio, Inc. since June 2015. Previously, Mr. Renton served on the boards of four other biopharmaceutical companies, Portola Pharmaceuticals Inc., where he had also been board chairman (March 2010 to July 2020), KYTHERA Biopharmaceuticals, Inc. (December 2014 to October 2015), Affymax, Inc. (June 2009 to November 2014) and Rigel Pharmaceuticals, Inc. (January 2004 to March 2014). Mr. Renton also previously served on the board of Cepheid Inc., a molecular diagnostics company, from March 2000 to November 2016. Mr. Renton received his M.B.A. from the University of Michigan and his B.S. in Mathematics from Colorado State University.

Because of Mr. Renton’s extensive experience building successful biotechnology companies and commercializing drug products, the Board of Directors believes he is able to bring valuable insights to our Board of Directors.

Natalie Sacks

Dr. Sacks is 58 years old and has served as a member of our Board of Directors since August 2017. Dr. Sacks is a trained oncologist and has served as a Venture Partner at Novo Holdings since December 2022. She previously served as the Chief Medical Officer of Harpoon Therapeutics, Inc. from October 2018 until June 2022. She has served as a director on the board of Caribou Biosciences, Inc., a genome editing company, since May 2018 and on the board of STipe Therapeutics since April 2020. Dr. Sacks served as Chief Medical Officer of Aduro Biotech from September 2016 until September 2018. Previously, she was Vice President of Clinical Development at Onyx Pharmaceuticals (acquired by Amgen Inc.), where she played a key role in the development and approval of Kyprolis®, an FDA-approved therapy for the treatment of multiple myeloma. Prior to that, she served as Vice President of Clinical Research for Exelixis where she directed the development of a portfolio of small molecules, including late-stage development of Cometriq™. In addition to her industry experience, Dr. Sacks held a faculty appointment at the University of California, San Francisco, as an assistant clinical professor of medicine in the Division of Hematology/Oncology from 2003 to 2016. She received her M.D. from the University of Pennsylvania School of Medicine, her M.S. in Biostatistics from Harvard University School of Public Health and her B.A. in Mathematics from Bryn Mawr College.

The Board of Directors believes Dr. Sacks is qualified to serve on our Board of Directors because of her extensive experience and education background in biology and biotechnology, in addition to her leadership experience as an executive for biotechnology companies.

Lota S. Zoth

Ms. Zoth is 63 years old and has served as a member of our Board of Directors since November 2016. Ms. Zoth has served as Lead Independent Director of our Board of Directors since January 2022, and served as the Chair of our Board of Directors from September 2019 to January 2022. Ms. Zoth is a Certified Public Accountant and has served as Chief Financial Officer, Chief Accounting Officer and Controller for various publicly traded companies, including MedImmune, Inc. and PSINet, Inc., and as a financial executive in various roles at Sodexho Marriott, Marriott International, Pepsi-Cola International and PepsiCo. Ms. Zoth began her career as an auditor with Ernst & Young. Ms. Zoth serves on the boards and audit committees of Nasdaq-listed biopharmaceutical companies Inovio Pharmaceuticals, Inc., Lumos Pharma, Inc. and 89Bio, Inc. Previously, Ms. Zoth served on the boards of six other biopharmaceutical companies (Aeras, Circassia Pharmaceuticals, plc, Hyperion Therapeutics, Inc., Ikaria, Inc. Orexigen Therapeutics, Inc., and Spark Therapeutics, Inc.). She received her BBA in accounting from Texas Tech University.

The Board of Directors believes Ms. Zoth is qualified to serve on our Board of Directors because of her experience as a senior executive and member of the board of other life science companies.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and positions of our executive officers as of April 15, 2023.

Name	Age	Position(s)
Kenneth Galbraith	60	Chief Executive Officer and Chair of Board of Directors
Neil Klompas, CPA, CA	51	President and Chief Operating Officer
Christopher Astle, Ph.D.	43	Senior Vice President and Chief Financial Officer
Paul A. Moore, Ph.D.	56	Chief Scientific Officer

There are no family relationships among any of the directors or executive officers.

The following is biographical information for our executive officers, other than Mr. Galbraith, whose biographical information is included above.

Neil Klompas

Mr. Klompas joined Zymeworks in March 2007 and currently serves as our President and Chief Operating Officer. Mr. Klompas was appointed as the President of the Company in August 2022 and succeeded Mr. Galbraith in the role of President of the Company. Previously, Mr. Klompas served as our Chief Financial Officer from December 2007 to February 2022 and as our Executive Vice President, Business Operations from September 2019 until January 2022. Prior to joining Zymeworks, he worked with KPMG LLP in Canada and the United States, most recently (from 2005 to 2007) with KPMG’s Pharmaceuticals, Biotechnology and Medical Device M&A Transaction Services practice in Princeton, New Jersey, where he advised on transactions including mergers, acquisitions, divestitures and strategic alliances. Prior to that, from 2000 to 2005 Mr. Klompas worked with KPMG’s Canadian Biotechnology and Pharmaceuticals practice. Mr. Klompas currently serves on the board of directors of Liminal BioSciences Inc. (NASDAQ: LMNL). Mr. Klompas is a Chartered Professional Accountant and is a member of Chartered Professional Accountants of British Columbia. Mr. Klompas also holds a degree in Microbiology & Immunology from the University of British Columbia.

Christopher Astle

Dr. Astle joined Zymeworks in April 2021 and was promoted to Senior Vice President and Chief Financial Officer in February 2022. He previously served as our Executive Director, Corporate and Commercial Finance from April 2021 to February 2022. Prior to joining Zymeworks, Dr. Astle worked as a Chief Financial Officer at the CFO Centre in British Columbia, Canada from April 2020 to March 2021, and as Vice President, Finance at Alder BioPharmaceuticals Inc. in Seattle, USA from April 2019 to February 2020. From August 2017 to January 2020, he served as Chief Executive Officer and founder of Think Forwards, a boutique financial consulting firm in London, United Kingdom. Dr. Astle worked at Allergan from 2011 to 2017, including as the Associate Vice President Finance, International Division from July 2016 to July 2017, managing multiple product launches, M&A transactions and restructurings, with a team of 170 across 60 countries. He is a UK Chartered Accountant (ICAS), qualifying at PwC London, UK in Audit & Pharmaceutical Performance Improvement Consulting with audit clients including GSK. He is a board member of Healome Therapeutics (2021-present), a private biotechnology company. During his time in the United Kingdom, he was the Chair of the 2018 CFO Agenda conference, guest lecturer at the Henley Business School, and judge at the British Accountancy Awards. Dr. Astle holds a PhD in Organic Chemistry from the University of Bristol (UK) and a MChem in Chemistry from the University of Liverpool (UK).

Paul A. Moore

Dr. Moore joined Zymeworks in July 2022 and currently serves as our Chief Scientific Officer. Dr. Moore has more than 25 years of US-based experience in biologics drug discovery and development in biotechnology research. His career efforts have led to the discovery and development of a range of FDA-approved and clinical-stage biologics for patients with difficult-to-treat cancers and autoimmune conditions. Prior to joining Zymeworks, Dr. Moore served as Vice President, Cell Biology, and Immunology at MacroGenics from April 2008 to July 2022, leading a team of approximately 50 researchers engaged in the discovery, preclinical validation and clinical development of antibody-based therapeutics, including bispecific antibodies and antibody drug conjugates. Among the portfolio supported by Dr. Moore were FDA-approved Margenza (margetuximab-cmkb) for treatment of HER2+ breast cancer, Zynyz (retifanlimab-dlwr) for treatment of Merkel cell carcinoma and Tzield (teplizumab-mzwv) to delay onset of type I diabetes. Prior to joining MacroGenics, Dr. Moore was Director of Cell Biology at Celera from May 2005 to April 2008, where he oversaw research leveraging proteomic-based discoveries to validate novel cancer targets suitable for antibody-based therapeutics. Dr. Moore began his industrial career at Human Genome Sciences (HGS), holding several titles within research culminating in Director of Lead Product Development, where he managed various genomic-based target discovery programs including efforts that led to the discovery, development, approval, and commercialization of Benlysta (belimumab) for the treatment of systemic lupus erythematosus. Dr. Moore has an extensive research record co-authoring over 75 peer-reviewed manuscripts and is a named co-inventor on over 50 issued US patents. Dr. Moore holds a Ph.D. in Molecular Genetics from the University of Glasgow, performed post-doctoral work at the Roche Institute of Molecular Biology in Nutley, New Jersey, and also holds a degree in Biotechnology from the University of Strathclyde.

Although the Company has not adopted specific targets for women and other diverse candidates in executive positions, the Board of Directors has always considered diversity as an important aspect of its decision making when recommending appointments for individuals to serve as executive officers.

GOVERNANCE

Code of Conduct and Ethics

Our Board of Directors has adopted corporate governance guidelines that set forth expectations for directors, director independence standards, board committee structure and functions, and other policies for the Company’s governance. It also has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to members of our Board of Directors and our executive officers as well as all of our employees. Several standing committees (audit, compensation, nominating and corporate governance, and research and development) assist our Board of Directors in carrying out its responsibilities. Each standing committee operates under a written charter adopted by our Board of Directors. The full text of our Code of Conduct is posted on our website at www.zymeworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above. Paper copies of the Code of Conduct, as well as our governing documents (including our certificate of incorporation and bylaws) may be obtained upon request by writing to: Corporate Secretary, Zymeworks Inc., 108 Patriot Drive, Suite A, Middletown, Delaware 19709.

Audit Committee

Our audit committee consists of Mr. Cox, Dr. Mahony and Ms. Zoth. Ms. Zoth serves as the chair of our audit committee. Our Board of Directors has determined that each of Mr. Cox and Ms. Zoth is an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC. The members of our audit committee are “financially literate” and “independent” within the meaning of Nasdaq rules.

Ms. Zoth currently serves on the audit committees of three other public companies: 89bio, Inc., Inovio Pharmaceuticals, Inc., and Lumos Pharma, Inc. Based on Ms. Zoth’s extensive knowledge and experience, including as a senior executive, as a certified public accountant and as a member of the board of directors of other life sciences companies, our Board of Directors has determined that Ms. Zoth’s simultaneous service on those audit committees does not impair her ability to effectively serve on our audit committee.

The principal purposes of our audit committee are to:

•	assist our Board of Directors in its oversight of:

•	the quality, audit and integrity of our financial statements and related information;

•	the independence, qualifications, appointment and performance of our external auditor;

•	our disclosure controls and procedures, internal control over financial reporting, and management’s responsibility for assessing and reporting on the effectiveness of such controls;

•	the organization and performance of our internal audit function;

•	our compliance with applicable legal and regulatory requirements;

•	our enterprise risk management processes; and

•

prepare the report required by SEC rules to be included in our proxy statement for the annual meeting of stockholders, and for performing other duties and responsibilities as are enumerated in or consistent with the audit committee’s charter.

Our Board of Directors has established a written charter setting forth the purpose, composition, authority and responsibility of our audit committee, consistent with the rules of Nasdaq and the SEC, a current copy of which is available on our website at www.zymeworks.com. Our audit committee has access to all of our books, records, facilities and personnel and may request any information about us as it may deem appropriate. It also has the authority in its sole discretion and at our expense to retain and set the compensation of outside legal, accounting or other advisors as necessary to assist in the performance of its duties and responsibilities. Both our independent auditors and internal financial personnel regularly meet privately with the audit committee and have unrestricted access to this committee.

Our audit committee held four meetings during the year ended December 31, 2022.

Item 11.	Executive Compensation

Discussion of Executive Compensation Practices

This section describes our executive compensation philosophy and how we implemented it through our 2022 compensation program for our named executive officers. The named executive officers for 2022 are*:

•	Kenneth Galbraith, Chief Executive Officer and Chair of the Board of Directors;

•	Neil Klompas, CPA, CA, President and Chief Operating Officer (former Chief Financial Officer);

•	Christopher Astle, Ph.D., Senior Vice President and Chief Financial Officer; and

•	Ali Tehrani, Ph.D., former President and Chief Executive Officer.

*

Please see the section entitled “Executive Team Changes and Restructuring” below for additional information regarding the changes to our management team. References to “Chief Executive Officer” in this section mean Mr. Galbraith, unless specifically noted otherwise.

This discussion contains forward-looking statements that are based on our current plans, considerations, expectations and projections regarding future compensation programs. Actual compensation programs adopted in the future may differ materially from the various planned programs summarized in this discussion.

In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions.

Company Overview

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

Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene-amplified biliary tract cancers (“BTC”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“GEA”) in combination with chemotherapy with or without BeiGene, Ltd.’s (“BeiGene”) tislelizumab. These also include proof of concept trials in (i) first-line locally advanced or metastatic HER2-positive colorectal cancer, GEA, or BTC in combination with standard of care chemotherapy, (ii) first-line locally advanced or metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy, (iii) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (iv) previously treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, (v) previously treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s evorpacept (ALX148), and (vi) locally advanced (unresectable) and/or metastatic HER2-expressing cancers in Japanese patients. Zymeworks has entered into separate agreements with BeiGene and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting each of BeiGene and Jazz with exclusive rights to develop and commercialize zanidatamab in different territories.

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

We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas with an emphasis on developing ADC and multi-specific antibody therapeutics candidates. Our pipeline of preclinical product candidates includes two lead programs, ZW191 and ZW171, as well as multiple early-stage preclinical programs in development. The two lead programs are as follows:

•

ZW191, our lead ADC candidate, is built using our Drug Conjugate platforms and uses our novel topoisomerase inhibitor-based payload technology targeting folate receptor alpha expressing ovarian, other gynecological, and non-small cell lung cancers. ZW191 was designed using an in-house generated monoclonal antibody with enhanced internalization characteristics in order to target high, mid, and low levels of folate alpha receptor expression; and

•

ZW171, our lead multispecific candidate, is built using our Azymetric platform and is a novel 2 + 1 format T-cell engaging multispecific antibody targeting pancreatic, mesothelioma, ovarian, and other mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry with two single-chain fragment variable arms targeting MSLN, and one fab arm targeting CD3 to redirect the body’s natural immune system to fight cancer cells.

Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our platforms include:

•

Azymetric, our multispecific antibody platform, which enables therapeutic antibodies to simultaneously bind multiple distinct locations on a target (known as an epitope) or to multiple targets. This is achieved by tailoring multiple configurations of the antibody’s Fab regions (locations on the antibody to which epitopes bind);

•

Drug Conjugate Platforms, used to develop ADC candidates, are comprised of cytotoxins and the linker technologies used to couple these cytotoxins to tumor-targeting antibodies or proteins. These platforms can be used in conjunction with our other therapeutic platforms to increase safety and efficacy as compared to existing ADC technologies;

•	EFECT, which enables finely tuned modulation (both up and down) of immune cell recruitment and function; and

•	ProTECT, which enables tumor-specific activity that may reduce systemic toxicity and simultaneously enhances localized immune co-stimulation or checkpoint modulation that may increase efficacy.

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

Key 2022 Achievements and 2023 Recent Developments

Zanidatamab Clinical Program

In April 2022, Zymeworks, in conjunction with its Asia-Pacific partner BeiGene, announced the acceptance of abstracts and plans to present data at the upcoming ASCO meeting in June on the first-line treatment of patients with HER2+ metastatic breast cancer using zanidatamab plus chemotherapy and on the first-line treatment of patients with HER2+ metastatic GEA using zanidatamab in combination with chemotherapy and tislelizumab.

Also, in April 2022, we announced the last patient enrolled in HERIZON-BTC-01, a global pivotal clinical trial evaluating the antitumor activity of zanidatamab monotherapy in patients with previously treated advanced or metastatic HER2-amplified BTC.

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

In December 2022, we presented Phase 2 clinical data at the San Antonio Breast Cancer Symposium. The presentation reported data from a clinical study of 45 patients with heavily pretreated HER2-positive, Hormone Receptor-positive metastatic breast cancer who received zanidatamab in combination with palbociclib and fulvestrant. Patients had received prior regimens containing HER2-targeted agents including trastuzumab (100%), pertuzumab (80%), T-DM1 (98%), and other available options. In 36 efficacy-evaluable patients, treatment with zanidatamab in combination with palbociclib and fulvestrant resulted in a cORR of 33% [95% CI: 18.6, 51.0] and DCR of 92% [95% CI: 77.5, 98.2), and the majority of patients experienced a decrease in tumor size. The interim median progression-free survival (“mPFS”) was 9.6 months [95% CI: 7.2, 16.6] with seven patients still on study at the time of data cut-off (August 31, 2022). The regimen was generally well tolerated with expected rates of neutropenia, a known side effect of CDK4/6 inhibitors. The majority of patients with treatment-related adverse events experienced mild to moderate severity (Grade 1 or 2).

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

In September 2022, we presented preliminary Phase 1 trial results for zanidatamab zovodotin as monotherapy for the treatment of various HER2-positive tumors at the European Society for Medical Oncology Annual Congress. A total of 77 heavily pretreated patients were enrolled in this first-in-human trial, which was designed to determine the maximum tolerated dose of zanidatamab zovodotin, characterize its safety and tolerability, and evaluate anti-tumor activity in HER2-expressing cancers as monotherapy. The patients represented a variety of HER2-expressing cancers including breast, gastroesophageal, ovarian, endometrial, bladder, biliary tract, anal, colorectal, pancreatic and lung. At the time of the analysis, the maximum tolerated dose had not yet been reached. In the trial, zanidatamab zovodotin was shown to have a manageable and differentiated safety profile with the majority of adverse events being Grade 1 or 2 in severity. The majority of patients (20/29) had received prior HER2-targeted therapies with patients receiving a median of three (range 1 to 13) prior therapies in the metastatic setting, including a median of six (range 3 to 13) in metastatic breast cancer and four (range of 1 to 8) in metastatic GEA. In patients with HER2-positive cancers treated with zanidatamab zovodotin at 2.5 mg/kg Q3W (dose escalation + dose expansion), the cORR was 31% [95% CI: 15.3, 50.8] and the DCR was 72% [95% CI: 52.8, 87.3]. The Phase 1 clinical trial is ongoing and continues to enroll patients to study safety, tolerability and activity in various cohorts at the Q3W schedule.

In January 2023, we announced our plans for the continued development of zanidatamab zovodotin at the RP2D of 2.5 mg/kg every three weeks. Based on the data generated to date from the Phase 1 clinical study, which has continued to enroll subjects to gather additional data for zanidatamab zovodotin monotherapy, we plan to evaluate zanidatamab zovodotin as monotherapy and/or in combination with the current respective standards of care in multiple planned Phase 2 studies.

Other Preclinical Product Candidates

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

Licensing and Collaboration Agreements

In April 2022, Atreca Inc. announced a licensing agreement with Zymeworks to utilize our ZymeLink technology to develop novel ADCs. We received an undisclosed upfront payment in association with this licensing agreement in conjunction with future option exercise fees and development, regulatory, and commercial milestones as well as tiered royalties on net sales of any licensed products at single-digit royalty rates.

In October 2022, Zymeworks BC Inc. (“Zymeworks BC”) entered into a License and Collaboration Agreement (the “Jazz Collaboration Agreement”) with Jazz, under which Jazz will have development and commercialization rights of zanidatamab throughout the world, but excluding existing territories already governed by Zymeworks BC’s agreement with BeiGene (the “Territory”). BeiGene has exclusive rights, pursuant to an agreement with Zymeworks BC dated November 26, 2018, as amended (the “BeiGene Agreement”), to commercialize zanidatamab in those countries that are excluded from the Territory.

Under the Jazz Collaboration Agreement, Zymeworks BC received (i) a non-refundable $50.0 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and (ii) a further payment of $325.0 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01, as well as Zymeworks BC’s delivery of all data, analyses and other information set forth in the Jazz Collaboration Agreement. Jazz will reimburse Zymeworks BC for Zymeworks BC’s performance of development activities under the Jazz Collaboration Agreement in accordance with a development plan and budget. Zymeworks BC will be also eligible to receive up to an aggregate of $525.0 million in certain regulatory milestones payments and up to an aggregate of $862.5 million in potential commercial milestone payments, for total potential payments of up to $1.76 billion. Pending approval, Zymeworks BC is eligible to receive tiered royalties between 10% and 20% on annual net sales of Licensed Products in the Territory, with customary reductions in specified circumstances. Royalties are payable on a Licensed Product-by-

Licensed Product and country-by-country basis until the latest of (i) ten years after the first commercial sale of such Licensed Product in such country, (ii) the expiration of the last valid licensed patent claim within the licensed Zymeworks BC intellectual property covering such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity of such Licensed Product in such country.

In March 2023, Zymeworks BC and Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), entered into a Termination and License Agreement (the “Termination and License Agreement”) relating to the Collaboration and Cross License Agreement between Zymeworks BC and Daiichi Sankyo, dated September 26, 2016, as amended on September 25, 2018, July 2, 2021, and June 6, 2022 (collectively, the “Daiichi Collaboration Agreement”). Pursuant to the Termination and License Agreement, the Daiichi Collaboration Agreement was terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Daiichi Collaboration Agreement that have accrued prior to the termination or provisions of the Daiichi Collaboration Agreement expressly indicated in the Daiichi Collaboration Agreement or the Termination and License Agreement to survive the termination. Among the rights to survive the termination of the Daiichi Collaboration Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the Termination and License Agreement, Zymeworks BC granted to Daiichi Sankyo a non-exclusive, worldwide, royalty-free right and license, with the right to sublicense, to certain Zymeworks BC intellectual property to perform additional research in accordance with the terms of the Termination and License Agreement during the term of the Termination and License Agreement, which is from February 28, 2023 (the “Effective Date”) until the earlier of (i) the day that Zymeworks BC receives written notice from Daiichi Sankyo confirming that Daiichi Sankyo has completed such additional research and (ii) eighteen months after the Effective Date. Daiichi Sankyo will also have the right to terminate the Termination and License Agreement early in its sole discretion upon advance written notice to Zymeworks BC. The Termination and License Agreement has no impact on the License Agreement, dated May 14, 2018, by and between Daiichi Sankyo and Zymeworks BC, which remains in full force and effect.

In April 2023, Zymeworks BC, Zymeworks Biopharmaceuticals Inc. (“ZBI”), a subsidiary of Zymeworks BC, Zymeworks Zanidatamab Inc., a subsidiary of ZBI formed in December 2022 focused on the development program for zanidatamab, and Jazz Pharmaceuticals, Inc., an affiliate of Jazz, entered into a Stock and Asset Purchase Agreement (the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, we will take a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with the zanidatamab development program to Jazz and its affiliates. We anticipate that the transactions contemplated by the Transfer Agreement, including the amendment and restatement of the Jazz Collaboration Agreement to reflect the impact of the Transfer Agreement, will occur in May 2023.

Financing Activities

On January 31, 2022, we announced the closing of our underwritten public offering which consisted of the issuance of 11,035,000 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 1,875,000 additional shares, and, in lieu of common shares, to certain investors, pre-funded warrants to purchase up to 3,340,000 common shares. The common shares were sold at a price to the public of $8.00 per common share and the pre-funded warrants were sold at a price of $ 7.9999 per pre-funded warrant, for aggregate gross proceeds to the Company of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. The securities were offered in the United States pursuant to our final prospectus supplement, dated January 26, 2022, to our U.S. automatic shelf registration statement on Form S-3ARS, including a base prospectus dated October 1, 2021. No securities were offered or sold, directly or indirectly, in Canada or to any resident of Canada.

In November 2022, we entered into a Sales Agreement, dated as of November 9, 2022 (the “Cantor Sales Agreement”), with Cantor Fitzgerald & Co. (“Cantor”). The Cantor Sales Agreement provides for the offer and sale of our common stock from time to time through Cantor as our sales agent, subject to the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Sales of shares of common stock through Cantor, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended.

Executive Team Changes and Restructuring

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

On August 4, 2022, we announced the appointment of Mr. Klompas as President of the Company, effective August 4, 2022, and Mr. Klompas continued in the role of Chief Operating Officer following his appointment as President of the Company. Mr. Klompas succeeded Mr. Galbraith in the role of President of the Company. Following Mr. Klompas’ appointment, Mr. Galbraith continued in the role of Chair of the Board of Directors and Chief Executive Officer.

On January 3, 2023, we announced the removal of Dr. Neil Josephson from the position of Chief Medical Officer, effective immediately.

2022 Advisory Vote on Executive Compensation

At our 2022 annual general meeting, we conducted an advisory vote on named executive officer compensation. At that meeting, 84.91% of the votes cast on the advisory vote proposal were supportive of our named executive officer compensation program as disclosed in our 2022 proxy statement. Our next advisory vote on named executive officer compensation will be held at our 2023 annual general meeting.

The compensation committee reviewed the advisory vote results in the context of our overall compensation philosophy and programs, and based on the level of support, determined that no significant changes to our compensation policies and programs were necessary. The compensation committee will continue to consider the results from future stockholder advisory votes on named executive officer compensation and other relevant market developments affecting named executive officer compensation in order to determine whether any subsequent changes to our named executive officer compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments.

Overview of Compensation Program

Compensation Philosophy

The goal of our compensation program is to attract, retain and motivate our employees and executives, including our named executive officers. The compensation committee is responsible for setting our executive compensation and reviewing and approving, or recommending to the Board of Director for approval, the Company’s annual corporate performance objectives applicable to executive and other Company bonus programs. In considering executive compensation, the compensation committee strives to ensure that our total compensation is competitive within the industry in which we operate and supports our overall strategy and corporate objectives. The combination of base salary, annual incentives and long-term incentives that we provide our executives is designed to accomplish this.

Compensation Objectives

The objectives of our executive compensation program are to:

•	attract and retain highly qualified executive officers who have a history of proven success;

•	align the interests of executive officers with our stockholders’ interests and with the execution of our business strategy;

•	motivate and reward our executive officers through competitive pay practices and an appropriate mix of short- and long-term incentives;

•	evaluate and reward executive performance on the basis of achievement of program development goals and key financial measurements which we believe closely correlate to long-term stockholder value; and

•	tie compensation awards directly to program development goals and key financial measurements with evaluations based on achieving and overachieving predetermined objectives.

Role of the Compensation Committee

During 2022, the compensation committee’s work included the following:

•

Executive Compensation Review – The compensation committee reviewed compensation practices and policies with respect to our executives against Zymeworks’ peer group of companies (as further described below), in order to allow us to place our compensation practices for these positions in a market context. This reference exercise included a review of base salary, total cash compensation and total direct compensation.

•

Executive Compensation – The compensation committee reviewed the corporate goals and objectives applicable to the compensation of the Company’s executives and evaluated the executives’ performance in light of those goals and objectives. Based on this review and evaluation, the compensation committee approved the 2022 compensation for the Company’s executives, including each of the named executive officers.

•

Short- and Long-Term Incentive Plans – The compensation committee administers the Company’s incentive compensation plans and equity-based plans with respect to the Company’s executives, including the named executive officers.

•	Succession Planning – The compensation committee reviewed the succession plan for the Chief Executive Officer and other executive officers.

In reaching its decisions, the compensation committee may consider input from management and other factors that the compensation committee considers appropriate. Decisions made by the compensation committee are the responsibility of the compensation committee and may reflect factors and considerations other than the information and/or recommendations provided by management.

Independent Compensation Consultant

In 2022, the compensation committee retained the Human Capital Solutions practice at Aon plc, as an independent consultant to the compensation committee to conduct competitive reviews and assessments of Zymeworks’ executive compensation program and recommend go-forward strategies. The compensation committee made the decision to retain Aon in its sole discretion and was directly responsible for the appointment, compensation and oversight of Aon’s work. The compensation committee is involved in and approves the adoption of the following procedures during Aon’s assessments:

•	establishing the public company peer group used in the executive compensation assessment;

•	reviewing the detailed assessment of Zymeworks’ executive compensation program versus the market;

•	reviewing and approving executive pay mix;

•	reviewing the assessment of Zymeworks’ Board of Directors compensation program versus the market; and

•	reviewing and approving the non-executive equity compensation program.

The compensation committee utilizes these strategies when contemplating future executive compensation matters.

In 2022 Aon was retained to review the salaries, bonuses and equity plan levels and participation of executive employees, as well as equity plan levels and participation of employees below the executive level. Zymeworks’ management did not make or recommend such engagements and all such other services were approved by the compensation committee. Except as discussed below, Aon did not perform other services to the Company other than as a compensation consultant. The compensation committee determined Aon to be independent after evaluating the factors required under the applicable listing standard.

Aon received $204,667 in fees in 2022 for services related to determining or recommending the amount or form of executive and non-employee director compensation. Separately, management engaged Aon to perform unrelated risk brokerage services and Aon was paid $702,073 for these services, which included global risk in Canada and the United States and other services. The compensation committee was informed about these services.

Peer Companies and Use of Market Data

We compare our executive compensation program to those of a group of peer companies (North American biotechnology companies of a similar size and stage of development). The first step in the process is that the compensation committee, with the support of Aon and management, reviews trends in biotechnology compensation practices and reviews and approves the list of peer companies used for benchmarking. As part of its analysis for 2022, Aon collected and analyzed compensation information from a comparative group of biotechnology companies, or peer group, approved by the compensation committee. The compensation committee evaluates the criteria used in establishing the peer group at least annually. The compensation committee seeks input from management in addition to Aon to ensure the peer group is consistent with our current business objectives and strategy.

The list of peer companies is approved based on various factors including industry classification, market capitalization, headcount and stage of development. In July 2021 with assistance from Aon, the compensation committee re-evaluated the peer group. The compensation committee approved a peer group consisting of publicly traded, pre-commercial biopharmaceutical companies:

•	with an emphasis on oncology companies and a focus on companies in Phase 2 and Phase 3 clinical trials

•	with market capitalizations generally between $500 million and $5.0 billion (approximately 0.3x to 3.0x Zymeworks’ then current market capitalization);

•	with generally between 250 and 750 employees;

•	that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets; and

•	preference for companies that have gone public in approximately the last five years (but begin to de-emphasize initial public offering date as a primary selection criteria).

Based on these criteria, in July 2021, the compensation committee approved the revised peer group set forth below intended to be used to inform compensation decisions for 2022:

Agenus Inc. (1)	Dicerna Pharmaceuticals, Inc.	MacroGenics, Inc.

Alector, Inc.	G1 Therapeutics, Inc.	NGM Biopharmaceuticals, Inc.

Allakos Inc.	Gossamer Bio, Inc.	REGENXBIO Inc.

Allogene Therapeutics, Inc. (1)	IGM Biosciences, Inc. (1)	Silverback Therapeutics, Inc. (1)

AnaptysBio, Inc.	Iovance Biotherapeutics, Inc.	Turning Point Therapeutics, Inc.

Atara Biotherapeutics, Inc. (1)	Kura Oncology, Inc.	Xencor, Inc.

(1)

Added to the peer group in July 2021. The following companies were deleted from the peer group in July 2021: Adverum Biotechnologies, Inc., Deciphera Pharmaceuticals, Inc., Denali Therapeutics Inc., Epizyme, Inc., Fate Therapeutics, Inc., Karyopharm Therapeutics Inc., and Principia Biopharma Inc.

Subsequent to July 2021, given the change in the Company’s share price, market capitalization and other matters since the July 2021 peer group determination, the compensation committee determined to revisit the peer group used to inform compensation decisions for 2022. In January 2022, with assistance from Aon, the compensation committee approved a revised peer group consisting of publicly traded, pre-commercial biopharmaceutical companies:

•	with an emphasis on oncology companies and a focus on companies in Phase 2 and Phase 3 clinical trials;

•	with market capitalizations generally between $250 million and $2.2 billion (approximately 0.3x to 3.0x Zymeworks’ then current 30-day average market capitalization);

•	with generally between 100 and 500 employees;

•	that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets; and

•	preference for companies that have gone public in approximately the last five years (but continue to de-emphasize initial public offering date as a primary selection criteria).

Based on these criteria, in January 2022, the compensation committee approved the revised peer group set forth below and used this peer group to inform compensation decisions for 2022:

Adaptimmune Therapeutics plc (1)	Gossamer Bio, Inc.	Mersana Therapeutics, Inc. (1)

Alector, Inc.	Harpoon Therapeutics, Inc. (1)	NGM Biopharmaceuticals, Inc.

Allogene Therapeutics, Inc.	IGM Biosciences, Inc.	Poseida Therapeutics, Inc. (1)

AnaptysBio, Inc.	Jounce Therapeutics, Inc. (1)	Precision BioSciences, Inc. (1)

Atara Biotherapeutics, Inc.	Kura Oncology, Inc.	REGENXBIO Inc.

Athira Pharma, Inc. (1)	MacroGenics, Inc.	Silverback Therapeutics, Inc.

CytomX Therapeutics, Inc. (1)

(1)

Added to the peer group in January 2022. The following companies were deleted from the peer group in January 2022: Agenus Inc., Allakos Inc., Dicerna Pharmaceuticals, Inc., G1 Therapeutics, Inc., Iovance Biotherapeutics, Inc., Turning Point Therapeutics, Inc., and Xencor, Inc.

Our compensation committee uses comparative data from our peer group as a reference when setting and adjusting executive compensation, but it does not target our overall program or any particular element of compensation to be at a particular percentile compared to our peers. Rather, our compensation committee uses a range of peer group data for each executive position for which data is available, along with an assessment of each executive’s performance, criticality and tenure, to ensure that our executive compensation program and its constituent elements are and remain competitive in relation to our peers.

Components of Compensation Package

In 2022, our executive compensation program consisted of three major components:

•	base salary;

•	annual cash bonuses based on a comparison of corporate performance to pre-set goals and objectives; and

•	long-term incentives, which in 2022, consisted of grants of stock options and restricted stock units.

In making 2022 compensation decisions, our compensation committee believed that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and Company-wide performance, our recruiting and retention goals, internal equity and consistency, and other information it deems relevant. As it evaluated executive compensation in 2022, the compensation committee believed that in the biopharmaceutical/biotechnology industry, long-term incentives such as stock options and restricted stock units are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses.

The primary components of our 2022 executive compensation program are described in more detail below.

Base Salary

Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within Zymeworks. This compensation component helps us to attract and retain highly qualified executives who have a history of proven success. In determining whether to increase the base salary for a particular executive, our compensation committee in discussions with our Chief Executive Officer (for executives other than the Chief Executive Officer) considers a variety of factors, including performance, length of service and criticality of role. The determination of base salary affects the amount of an executive’s cash bonus. The table below shows the base salaries of our named executive officers for 2022:

Name and Principal Position	2022 Base Salary ($)
Kenneth Galbraith, Chief Executive Officer and Chair of Board of Directors (1)	600,000
Neil Klompas, President and Chief Operating Officer (former Chief Financial Officer) (2)	458,000
Christopher Astle, Senior Vice President and Chief Financial Officer (3)	375,000
Ali Tehrani, Former President and Chief Executive Officer (4)	—

(1)

Mr. Galbraith served as our Chief Executive Officer, President and Chair of Board of Directors from January 2022 until August 2022, and has served as our Chief Executive Officer and Chair of Board of Directors since August 2022. He was not employed by Zymeworks in 2021.

(2)

Mr. Klompas served as our Chief Operating Officer and Chief Financial Officer until February 2022, as our Chief Operating Officer from February 2022 until August 2022, and as our President and Chief Operating Officer since August 2022. His 2022 base salary was originally set at $458,000, which represented a 4.8% increase over his 2021 base salary of $437,124, and was increased in connection with his promotion to Chief Operating Officer, a market assessment of the Company’s compensation practices and to reflect his contributions to the Company’s goals and ongoing efforts. In January 2023, Mr. Klompas’ base salary was increased to $500,000, which increase was given retroactive effect to August 4, 2022 in connection with his appointment as President, a market assessment of the Company’s compensation practices and to reflect his contributions to the Company’s goals and ongoing efforts.

(3)	Dr. Astle joined Zymeworks in April 2021 as Executive Director, Corporate and Commercial Finance and was promoted to Senior Vice President and Chief Financial Officer in February 2022.
(4)	Dr. Tehrani resigned from the positions of President and Chief Executive Officer effective January 15, 2022.

Cash Bonus

The annual cash incentive compensation represents pay at risk – it results in payment only if and to the extent certain goals and objectives are met – and does not affect decisions regarding other components of compensation. This compensation component motivates and rewards our named executive officers for outstanding performance. The annual cash incentive that each executive is eligible to receive is based on a pre-determined target percentage of their base salary established at the beginning of the year.

For 2022, the annual target bonus for each of our named executive officer is as follows:

Name and Principal Position	2022 Target Bonus (% of Base Salary)
Kenneth Galbraith, Chief Executive Officer and Chair of Board of Directors (1)	60%
Neil Klompas, President and Chief Operating Officer (former Chief Financial Officer) (2)	45%
Christopher Astle, Senior Vice President and Chief Financial Officer (3)	35%
Ali Tehrani, Former President and Chief Executive Officer (4)	—

(1)

Mr. Galbraith served as our Chief Executive Officer, President and Chair of Board of Directors from January 2022 until August 2022, and has served as our Chief Executive Officer and Chair of Board of Directors since August 2022. He was not employed by Zymeworks in 2021.

(2)

Mr. Klompas served as our Chief Operating Officer and Chief Financial Officer until February 2022, as our Chief Operating Officer from February 2022 until August 2022, and as our President and Chief Operating Officer since August 2022. His 2022 target bonus as a percentage of salary was increased from his 2021 target bonus percentage of 40% in connection with his promotion to Chief Operating Officer, a market assessment of the Company’s compensation practices and his contributions to the Company’s goals and ongoing efforts.

(3)	Dr. Astle joined Zymeworks in April 2021 as Executive Director, Corporate and Commercial Finance and was promoted to Senior Vice President and Chief Financial Officer in February 2022.
(4)	Dr. Tehrani resigned from the positions of President and Chief Executive Officer effective January 15, 2022.

•	Performance Targets

At the beginning of each year, the compensation committee approves, or recommends to the Board of Directors to approve, performance targets that are tied to the level of achievement of corporate goals, and the compensation committee approves the weighting assigned to each goal. For 2022, the corporate and individual weighting was 100% corporate and 0% individual for all named executive officers. Achievement of corporate goals was a precondition for payment of bonuses with respect to 2022. Our compensation committee believed that this mix was appropriate in order to incentivize our management team to achieve our key corporate objectives, especially in light of the new corporate strategic goals established following Mr. Galbraith’s appointment as our Chief Executive Officer. Corporate goals are a combination of strategic and operational goals. The compensation committee determines performance bonus payments based on the results achieved as compared to targets established for a particular year. The maximum performance bonus payments that can be earned by executives is 150% of their respective target performance bonuses. There is no minimum bonus payable. The performance bonuses for our named executive officers for 2022 were subject to the terms of our Executive Incentive Compensation Plan.

•	2022 Company Corporate Goals and Achievement

The 2022 corporate goals were divided into four main categories: (i) Clinical and CMC (chemistry, manufacturing and controls), (ii) Preclinical Research, (iii) Business Development and (iv) Financial. In January 2023, the compensation committee reviewed our performance against the corporate goals under the 2022 bonus plan and determined that these goals were achieved at the 150% level. Additional detail on these goals and the assessed achievement is set forth in the table below:

2022 Corporate Goal Category	Key Elements of Goal	Target Weight of Goal	Assessed Achievement
Clinical and CMC	Zanidatamab – BTC: Fully recruit the HERIZON-BTC-01 pivotal clinical study by mid-2022, and stretch goals related to database lock and topline data	40% for base goals; an additional 30% for stretch goals	56.35%
	Zanidatamab – GEA: Enrollment of 250 patients in HERIZON-GEA-01 pivotal clinical study by year end, and stretch goals related to enrollment targets and submission of supportive clinical data

Zanidatamab – Other: Complete or close out other ongoing early-stage clinical studies as data become available, and use these data to identify and support strategic decisions regarding future clinical development opportunities beyond the ongoing pivotal clinical studies, and stretch goals related to certain other zanidatamab contract, system updates and site matters

Zanidatamab Zovodotin: Finalize a clear clinical development path based on additional clinical data expected in 2022 from the ongoing Phase 1 clinical trial, and stretch goals related to early data package completion and program success

	CMC: Two PPQs (process performance qualifications) completed in 2022, and a stretch goal related to a Biologics License Application module

Preclinical Research	Select and advance two new antibody-drug conjugate or multi-specific product candidates leveraging Zymeworks’ novel therapeutic platforms (Azymetric, ZymeLink, EFECT and ProTECT) to Investigational New Drug (IND)-enabling studies to provide the ability to submit two IND applications by end of 2024, and stretch goals related to initiating certain studies and product candidate selection	15% for base goals; an additional 5% for stretch goals	13.75%

Business Development	Execute on new partnerships and collaborations to support the development and commercialization of zanidatamab and Zymeworks’ early-stage research and development pipeline and technology platforms, and base, and stretch goals related to funding	30% for base goals; an additional 0% to 50% for stretch goals	58.8%

Financial	Improve Zymeworks’ financial position through a combination of mechanisms, including forming additional partnerships and collaborations, monetizing existing assets and products, and securing additional financing, and a related stretch goal	15% for base goals; an additional 5% for stretch goals	20%

Total		100% for base goals; bonuses capped at 150%	148.9% (rounded up to 150%)

In particular, the compensation committee noted that the Company exceeded corporate goals with respect to clinical and CMC (including database lock and the release of topline data with respect to HERIZON-BTC-01, the submission of a supportive GEA clinical data publication, and other matters achieved ahead of schedule), business development (in particular, the generation of significant non-dilutive funding through the Jazz Collaboration Agreement), and financial (as a result of capital raised through the January 2022 equity offering and the Jazz Collaboration Agreement, the Company materially extended its cash runway). Given the Company’s strong performance against its 2022 corporate goals, the compensation committee determined that these goals were achieved at the 150% level and approved 2022 bonuses for our named executive officers as follows:

Name and Principal Position	2022 Bonus (1)
Kenneth Galbraith, Chief Executive Officer and Chair of Board of Directors	$540,000
Neil Klompas, President and Chief Operating Officer (former Chief Financial Officer) (2)	$320,646
Christopher Astle, Senior Vice President and Chief Financial Officer	$196,875
Ali Tehrani, Former President and Chief Executive Officer (3)	—

(1)

Bonus amounts for all named executive officers are determined in U.S. dollars, and the table above reflects this determination in U.S. dollars. However, the 2022 bonuses for Mr. Klompas and Dr. Astle were paid in Canadian dollars and the 2022 bonus for Mr. Galbraith was paid in British pounds, based on conversion rates in effect at the time of payment.

(2)

Mr. Klompas’ bonus for 2022 was calculated as if his base salary had been increased to $500,000 as of August 4, 2022, in order to reflect the base salary increase approved in January 2023 that was given retroactive effect to August 4, 2022.

(3)	Dr. Tehrani resigned from the positions of President and Chief Executive Officer effective January 15, 2022, and therefore did not receive a bonus for 2022.

Long-Term Incentives

Our Amended and Restated Stock Option and Equity Compensation Plan (the “Equity Compensation Plan”) authorizes us to make grants to eligible recipients of stock options, restricted stock, restricted stock units and other share-based awards, to attract, retain, motivate and reward qualified directors and employees and to enable and encourage such directors and employees to acquire shares of common stock as long-term investments.

In 2022, the Company granted stock options to most of our named executive officers and a mix of stock options and restricted stock units to Mr. Galbraith. The compensation committee believes this approach aligns the interests of our executives (including those of our named executive officers) with our stockholders’ interests by rewarding for improvements in stock price over a period of time. The Company issues stock options to reward for future performance and appreciation. Because stock options only have value if our stock price increases relative to the stock option’s exercise price, we consider them to be an important performance-based tool that encourages our named executive officers to focus on driving increases to stockholder value. In addition, the vesting feature of our stock options contributes to executive retention by providing an incentive to our executives to remain employed by us during the vesting period. Given our stock price performance and market volatility during 2021 and into early 2022, we determined that annual grants to our named executive officers in the form of stock options was most appropriate for 2022 to reward efforts to create long-term stockholder value. In December 2022, the Company also granted restricted stock units to Mr. Galbraith, and in past years we have also granted restricted stock units to our executives and expect to continue to do so when appropriate. Restricted stock units often play an important role in our executive compensation program because they provide some value even during periods of stock price or market volatilities, provide retention incentives during the vesting period, and reinforce a culture of ownership. By granting restricted stock units, the Company can also reduce the dilutive effect of the equity incentive awards in the form of stock options, which benefits our stockholders over time. The compensation committee evaluates the long-term incentive programs for each year, and the appropriate mix of equity awards to grant to our executive officers for the applicable year. In future years, the compensation committee may approve a different mix of equity awards if it determines necessary or appropriate to achieve our compensation objectives.

The option exercise price may not be less than the closing price of our common stock on the date of grant. For the 2022 stock option grants to our named executive officers, 25% of the granted options is scheduled to vest on the first anniversary of grant date (subject to continued service and any applicable acceleration of vesting provisions in their employment agreements, as described below). On the last day of each month thereafter, a further 1/36th of the total number of remaining granted options is scheduled to vest.

Each restricted stock unit represents the right to receive one share of our common stock upon vesting of that unit, without the payment of an exercise price or other cash consideration for the issued shares of common stock. As discussed above, for 2022, the only grant of restricted stock units to our named executive officers was to our Chief Executive Officer, Mr. Galbraith. This grant was awarded to Mr. Galbraith in December 2022, in order to provide additional retention incentives in light of the fact that his new hire option grant was significantly underwater at that time and therefore not providing the retention and incentives the compensation committee intended. For that grant, the restricted stock units are scheduled to vest on the third anniversary of the grant date (subject to any applicable acceleration provisions in the Equity Compensation Plan or in Mr. Galbraith’s

employment agreement, and subject to Mr. Galbraith’s continued service; provided that (i) if Mr. Galbraith’s employment is terminated by the Company without cause, 100% of the restricted stock units will fully vest, and (ii) if on or within twelve months following a change of control (as defined in Mr. Galbraith’s employment agreement) or within three months prior to a change of control, Mr. Galbraith’s employment with the Company terminates due to his resignation for good reason, 100% of the restricted stock units will fully vest, in each case (i) and (ii) subject to Mr. Galbraith having entered into a valid and enforceable settlement agreement with the Company on terms satisfactory to the Company.

The following table shows information regarding stock option and restricted stock unit grants to each of our named executive officers made during the year ended December 31, 2022:

Name	Grant Date	Restricted Stock Units Granted (#) (1)	Stock Options Granted (#) (2)	Exercise Price of Stock Options ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards ($) (4)

Kenneth Galbraith	1/15/2022	—	500,000	14.97	5,044,999
	12/22/2022	100,000	—	—	879,000
Neil Klompas	3/10/2022	—	200,000	7.00	950,036
Christopher Astle	3/10/2022	—	125,000	7.00	593,772
Ali Tehrani (5)	—	—	—	—	N/A

(1)	The restricted stock units granted to Mr. Galbraith vest on the third anniversary of the date of grant.
(2)

Options vest and become exercisable with respect to (i) 25% of the underlying shares one year after the grant date and (ii) the remainder of the underlying shares in 36 equal monthly installments following the first anniversary of the date of grant, subject to the optionee’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”

(3)	The exercise price of the stock options is the closing price of the Company’s stock on the NYSE on the grant date.
(4)

The amounts set forth in this column reflect the grant date fair value for restricted stock unit awards and stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Stockholders’ Equity-Stock Based Compensation” included in our Annual Report on Form 10-K for our year ended December 31, 2022.

(5)	Dr. Tehrani resigned from the positions of President and Chief Executive Officer effective January 15, 2022. As such, he was not granted equity in 2022.

Previous grants are taken into account when considering new option and restricted stock unit grants, as well as other factors such as market data, retention and incentive considerations, internal equity, Company performance and prior and expected future individual contributions. Mr. Galbraith’s 2022 stock option grant was negotiated in connection with his recruitment to the Company. Decisions regarding long-term incentives do not affect decisions regarding other components of compensation.

Benefits and Perquisites

Other compensation to our named executive officers primarily consists of participation in our broad-based employee benefit plans. Named executive officers are eligible to participate in all our employee benefit plans, in each case on the same basis as other employees in the entity in which they are employed, including a retirement savings plan for those employed in Canada and a 401(k) plan for those employed in the United States. Our named executive officers also are eligible to participate in our employee stock purchase plan on the same terms as our other eligible employees.

Currently, we do not view perquisites or other personal benefits as a significant component of our executive compensation program. Accordingly, we do not provide perquisites to our named executive officers, except in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make them more efficient and effective, and for recruitment and retention purposes. In 2022, except for the perquisites discussed below, we did not provide perquisites or personal benefits to any of our named executive officers. In the future, we may provide perquisites or other personal benefits in limited circumstances, such as where we believe it is appropriate to assist an individual named executive officer in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment, motivation or retention purposes.

Consistent with our philosophy regarding personal benefits, in November 2022, we provided Dr. Astle certain corporate housing benefits based on need (as determined in the Company’s discretion) in the Vancouver, British Columbia metropolitan area. In addition to the corporate housing benefits, we provided for a gross-up to Dr. Astle for the impact of any tax withholding related to the corporate housing benefits. The compensation committee believes that these corporate housing benefits were important to allow Dr. Astle to be on-site at our offices in Vancouver as needed, increase his ability to work efficiently, and focus his efforts on the business rather than travel and housing considerations.

Similarly, as part of the negotiation of Mr. Galbraith’s January 2022 employment agreement, and in order to induce him to join the Company and to increase his ability to work efficiently, we negotiated certain personal benefits for him, including certain housing, travel, relocation and tax benefits, as described “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.” In December 2022, we amended Mr. Galbraith’s employment agreement to extend the time period for certain benefits, as described “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control,” generally related to travel, temporary housing and related tax gross-up, and relocation benefits and, where applicable, related tax gross-up benefits. The compensation committee approved the extension of these benefits as it believed that doing so would assist Mr. Galbraith in the performance of his duties and aid in his efficiency.

Anti-Hedging Policy and Clawback Policy

Our executives and directors are prohibited from purchasing financial instruments (including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds) designed to hedge or offset a decrease in the market value of our securities, including securities granted as compensation or held, directly or indirectly, by the executive or director.

As a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to restate our financial results as the result of misconduct or due to our material noncompliance with any financial reporting requirements under the federal securities laws, our Chief Executive Officer and our Chief Financial Officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they receive. In addition, the SEC is expected to approve listing standards that will require companies to implement clawback policies for the recovery of incentive-based compensation. The Company expects to implement a clawback policy in accordance with SEC and Nasdaq requirements no later than the date required by such rules.

Potential Payments upon Termination or Change in Control

Certain of our executives, including each of our named executive officers who remain current employees, are parties to employment agreements with us which set forth conditions of employment and the payments that will be made upon termination of their employment. Additional discussion of the employment agreements with our named executive officers is set forth below under “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.” We believe that these protections are necessary to provide our valuable named executive officers with incentives to forego other employment opportunities and to maintain continued focus and dedication to their responsibilities to maximize stockholder value, including if there is a potential transaction that could involve a change in control, without undue concern that the officer will be terminated and lose his or her income and benefits. We believe the level of severance and change in control benefits provided is appropriate and is necessary to attract and retain key employees.

In connection with Dr. Tehrani’s resignation in January 2022, the Company and Dr. Tehrani entered into a separation agreement that provided for certain severance payments and benefits to Dr. Tehrani in consideration for a release of claims in favor of the Company. We believe that this separation arrangement was appropriate in light of Dr. Tehrani’s past (and expected future) contributions to the Company, and generally believe it is favorable to the Company to obtain a release of claims even in the event of a voluntary resignation. We also entered into a consulting service agreement pursuant to which Dr. Tehrani will assist with certain transitional matters. The Company entered into the consulting service agreement in order to provide a smooth transition of Dr. Tehrani’s duties and responsibilities and to allow the Company to benefit from his ongoing input and expertise on certain matters. Additional discussion of these arrangements is set forth below under “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2022 and December 31, 2021. We do not have non-qualified deferred compensation.

Name and Principal Position	Year	Salary ($) (1)		Stock Awards ($) (2)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($) (1) (3)	All Other Compensation ($) (1)		Total ($)
Kenneth Galbraith, Chair & CEO (4)	2022	582,481		879,000	5,044,999	537,728	81,249	(5)	7,125,457
Neil Klompas,	2022	503,795	(7)	—	950,036	330,699	23,878	(8)	1,808,408
President & COO (6)	2021	437,124		282,913	1,178,164	—	2,277	(9)	1,900,478
Christopher Astle, SVP & CFO (10)	2022	358,749		—	593,772	203,048	159,436	(11)	1,315,005
Ali Tehrani,	2022	105,742	(13)	—	—	—	858,501	(14)	964,243
Former President & CEO (12)	2021	593,092		870,500	3,625,121	—	21,924	(15)	5,110,637

(1)

Salary, non-equity incentive plan compensation (bonuses) and amounts in the “All Other Compensation” column for all named executive officers are determined in U.S. dollars. However, 2022 and 2021 cash compensation amounts for Mr. Klompas, Dr. Astle and Dr. Tehrani were paid in Canadian dollars and have been converted to U.S. dollars for the purposes of the table. For 2022 and 2021, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7685 and 0.7978, which were the average annual Bank of Canada exchange rates for 2022 and 2021, respectively. Cash compensation amounts for Mr. Galbraith were paid in British pounds and have been converted to U.S. dollars for the purposes of the table. For 2022 the U.S. dollar per British pound exchange rate used for such conversion was 1.2354, which was the average annual Bank of Canada exchange rate for 2022.

(2)

The amounts set forth in these columns reflect the aggregate grant date fair value for restricted stock unit awards and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock Based Compensation” included in our Annual Report on Form 10-K for our year ended December 31, 2022.

(3)

The amounts reflect the dollar value of incentive bonuses paid in 2023 and 2022 for performance during 2022 and 2021, respectively, as discussed further above under “Executive Compensation – Components of Compensation Package – Cash Bonus.” No incentive bonuses were paid in 2022 with respect to performance during 2021.

(4)

Mr. Galbraith served as our Chief Executive Officer, President and Chair of Board of Directors from January 2022 until August 2022, and has served as our Chief Executive Officer and Chair of Board of Directors since August 2022. He was not employed by Zymeworks in 2021.

(5)

Of the total amount for 2022, (i) $45,724 represents accommodation benefits, (ii) $20,263 represents Company contributions to a defined contribution pension plan, (iii) $2,158 represents life insurance premiums through our group extended benefit plan, and (iv) $13,104 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement.

(6)

Mr. Klompas served as our Chief Operating Officer and Chief Financial Officer until February 2022, as our Chief Operating Officer from February 2022 until August 2022, and as our President and Chief Operating Officer since August 2022.

(7)	Included in the total amount for 2022 is $47,624 which represents payment of accrued vacation.
(8)

Of the total amount for 2022, (i) $23,004 represents Company contributions to our registered retirement savings plan and (ii) $874 represents life insurance premiums through our group extended benefit plan.

(9)	The total amount for 2021 represents life insurance premiums through our group extended benefit plan.
(10)	Dr. Astle joined Zymeworks in April 2021 as Executive Director, Corporate and Commercial Finance and was promoted to Senior Vice President and Chief Financial Officer in February 2022.
(11)

Of the total amount for 2022, (i) $136,960 represents accommodation benefits (which includes $63,686 for tax gross-up), (ii) $21,525 represents Company contributions to our registered retirement savings plan, and (iii) $951 represents life insurance premiums through our group extended benefit plan.

(12)	Dr. Tehrani resigned from the positions of President and Chief Executive Officer effective January 15, 2022.
(13)	Included in the total amount for 2022 is $81,546 which represents payment of accrued vacation.
(14)

Of the total amount for 2022, (i) $857,643 represents severance payments under a separation agreement, (ii) $726 represents Company contributions to our registered retirement savings plan and, (iii) $132 represents life insurance premiums through our group extended benefit plan.

(15)

Of the total amount for 2021, (i) $17,814 represents Company contributions to our registered retirement savings plan and (ii) $4,110 represents life insurance premiums through our group extended benefit plan.

Outstanding Equity Awards at 2022 Year End

The following table lists all outstanding equity awards granted in Canadian dollars under our Second Amended and Restated Stock Option Plan, as amended (the “Original Plan”) and equity awards granted in U.S. dollars under the Equity Compensation Plan and our Inducement Stock Option and Equity Compensation Plan held by our named executive officers as of December 31, 2022:

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)		Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2)		Market Value of Shares or Units of Stock That Have Not Vested ($) (2), (3)
Kenneth Galbraith	1/15/2022	—	500,000	14.97		1/14/2032	—		—
	12/22/2022	—	—	—		—	100,000	(4)	786,000
Neil Klompas	1/1/2013	4,330	—	5.58	(5)	1/1/2023	—		—
	1/1/2014	20,950	—	8.91	(5)	1/1/2024	—		—
	1/1/2015	23,464	—	11.10	(5)	1/1/2025	—		—
	1/29/2016	125,700	—	9.30	(5)	1/29/2026	—		—
	2/3/2017	35,615	—	17.37	(5)	2/3/2027	—		—
	6/12/2017	85,000	—	9.82		6/12/2027	—		—
	3/19/2018	75,000	—	11.84		3/18/2028	—		—
	1/8/2019	90,000	—	15.53		1/7/2029	—		—
	3/27/2019	14,375	625	15.23		3/26/2029	—		—
	3/10/2020	31,875	13,125	35.20		3/9/2030	—		—
	3/10/2021	22,344	26,406	34.82		3/9/2031	—		—
	3/10/2022	—	200,000	7.00		3/9/3032	—		—
	3/10/2020	—	—	—		—	2,500		19,650
	3/10/2021	—	—	—		—	5,417		42,578
Christopher Astle	5/17/2021	7,187	10,063	27.67	(5)	5/16/2031	—		—
	3/10/2022	—	125,000	7.00		3/9/2032	—		—
	12/10/2021	—	—	—		—	1,550	(6)	12,183
Ali Tehrani	1/1/2014	20,950	—	8.91	(5)	1/1/2024	—		—
	1/1/2015	23,464	—	11.10	(5)	1/1/2025	—		—
	1/29/2016	293,300	—	9.30	(5)	1/29/2026	—		—
	2/3/2017	41,900	—	17.37	(5)	2/3/2027	—		—
	6/12/17	250,000	—	9.82		6/12/2027	—		—
	3/19/2018	250,000	—	11.84		3/18/2028	—		—
	1/8/2019	235,000	—	15.53		1/7/2029	—		—
	3/10/2020	98,281	40,469	35.20		3/9/2030	—		—
	3/10/2021	68,750	81,250	34.82		3/9/2031	—		—
	3/10/2020	—	—	—		—	7,709		60,593
	3/10/2021	—	—	—		—	16,667		131,003

(1)

Options vest and become exercisable with respect to (i) 25% of the underlying shares one year after the grant date and (ii) the remainder of the underlying shares in 36 equal monthly installments following the first anniversary of the date of grant, subject to the optionee’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”

(2)

Unless otherwise noted, restricted stock units vest in three equal annual installments on each of the first, second, and third anniversaries of the date of grant, subject to the holder’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”

(3)	Market value of restricted stock units that have not vested is based on the closing price of the Company’s common shares on Nasdaq on December 30, 2022, which was $7.86 per share.
(4)

These restricted stock units vest on the third anniversary of the date of grant, subject to the holder’s continued service. Pursuant to the terms of Mr. Galbraith’s grant agreement with respect to these restricted stock units, (i) if Mr. Galbraith’s employment is terminated by the Company without cause, 100% of the restricted stock units will fully vest, and (ii) if on or within twelve months following a change of control (as defined in Mr. Galbraith’s employment agreement) or within three months prior to a change of control, Mr. Galbraith’s employment with the Company terminates due to his resignation for good reason, 100% of the restricted stock units will fully vest, in each case of (i) and (ii) subject to Mr. Galbraith having entered into a valid and enforceable settlement agreement with the Company on terms satisfactory to the Company. These restricted stock units also are subject to the applicable acceleration of vesting provisions described for Mr. Galbraith under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”

(5)

These options were granted with exercise prices denominated in Canadian dollars. The U.S. dollar per Canadian dollar exchange rate used to convert option exercise price to U.S. dollars was 0.7685, which was the average annual Bank of Canada exchange rate for 2022.

(6)	These restricted stock units vest in two equal annual installments on each of the first and second anniversaries of the date of grant.

Pension Benefits

We do not have any qualified or non-qualified defined benefit pension plans.

Non-qualified Deferred Compensation

We do not have any non-qualified defined contribution plans or other deferred compensation plans.

Executive Employment Arrangements and Potential Payments upon Termination or Change in Control

Executive Employment Arrangements

Key provisions of the employment agreements that were in effect as of December 31, 2022, for our named executive officers are described below.

Kenneth Galbraith. In connection with Mr. Galbraith’s appointment as President and Chief Executive Officer in January 2022, Mr. Galbraith entered into an employment agreement with us (the “Original Agreement”), and on December 30, 2022, Zymeworks BC and Zymeworks Management Inc., subsidiaries of the Company, and Mr. Galbraith entered into an amendment to the Original Agreement (the employment agreement, as amended, the “Galbraith Employment Agreement”). The Galbraith Employment Agreement does not have a specific term.

Pursuant to the Galbraith Employment Agreement, Mr. Galbraith is entitled to the following compensation and benefits:

•

An annual base salary of $600,000, with eligibility to earn an annual discretionary bonus of up to 60% of his annual base salary, based upon the achievement of certain Company goals determined by the Board of Directors. Mr. Galbraith’s current annual base salary is $625,000 and his target annual discretionary bonus remains at 60% of his annual base salary;

•

Options to purchase 500,000 of the Company’s common shares at an exercise price per share equal to the fair market value on the date of grant (the “Inducement Options”). 25% of the Inducement Options vest and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining Inducement Options will vest on the last day of each month, until all of the Inducement Options have vested, subject to Mr. Galbraith’s continued service;

•	Eligibility to participate in the Company’s employee benefit plans, policies and arrangements that, in the aggregate, are reasonably consistent with other executive officers generally;

•	Enrollment in a qualifying pension scheme under the UK Pensions Act 2008;

•

Reimbursement of relocation expenses up to a maximum gross amount of $300,000, grossed up for the impact of any taxable withholding, for reasonable moving expenses incurred by Mr. Galbraith and his immediate family during relocation from Mr. Galbraith’s primary residence to Vancouver, British Columbia or Seattle, Washington if he relocates on or before July 15, 2024 (under the Original Agreement, this related to a relocation within the first eighteen months of employment). The total amount reimbursed shall be repaid to the Company if Mr. Galbraith’s employment terminates within three years (two years under the Original Agreement) following the effective date of employment;

•

Temporary housing through the earlier of Mr. Galbraith’s relocation or July 15, 2024 (under the Original Agreement, this was through the earlier of Mr. Galbraith’s relocation or the date that is 18 months following the effective date of employment), grossed up for the impact of any tax withholding;

•

Reimbursement or Company payment for reasonable airfare and lodging expenses for Mr. Galbraith and his immediate family for one trip per calendar year to Vancouver, British Columbia or Seattle, Washington, as applicable, that occurs prior to the end of 2024 (prior to the end of 2023 under the Original Agreement);

•

A tax equalization payment if Mr. Galbraith is subject to income taxation or other taxation outside of the United Kingdom during the period of his employment, grossed up for the impact of any tax withholding, and tax preparation services;

•

If the Company terminates Mr. Galbraith’s employment, then Mr. Galbraith will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. If such termination of employment or resignation occurs on or after the fourth year of employment, Mr. Galbraith will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of eighteen months. Mr. Galbraith will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan;

•

In the event of termination on death or disability, as defined in the Company’s long-term disability plan or policy then in effect with respect to him, Mr. Galbraith, or his estate, will receive (x) a lump sum payment equal to the difference between (1) eighteen months of base salary plus target annual cash bonus as of the date of death or disability and (2) the amount that Mr. Galbraith or his estate will receive as a result of death or disability under the Company’s applicable insurance policies in effect as of the date of termination, (y) group extended health and dental benefits continuation for his surviving family members for eighteen months (or lump sum payment for the premium costs of such benefits in lieu thereof), and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants made to Mr. Galbraith as of the date of death or disability;

•

If Mr. Galbraith’s employment is terminated by the Company without cause within twelve months following, or within three months prior to, a change of control (as defined in the Galbraith Employment Agreement), Mr. Galbraith will be eligible to receive (x) a lump sum payment of eighteen months of base salary and 100% of target annual cash bonus as of the date of termination, (y) group extended health and dental benefits continuation as of the date of termination for eighteen months (or lump sum payment for the premium costs of such benefit plans in lieu thereof) and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Mr. Galbraith entering into a valid settlement agreement with the Company; and

•

In addition, the Galbraith Employment Agreement requires Mr. Galbraith, among other things, not to compete, either directly or indirectly, with the Company while employed by the Company and for up to six months following the termination of his employment with the Company. The Galbraith Employment Agreement also requires Mr. Galbraith not to solicit the Company’s employees or consultants to terminate their relationship with the Company while he is employed by the Company and for up to one year following the termination of his employment with the Company.

On August 4, 2022, the Board of Directors appointed Mr. Klompas as President of the Company, effective August 4, 2022. Mr. Klompas succeeded Mr. Kenneth Galbraith in the role of President of the Company. Following Mr. Klompas’ appointment as President, Mr. Galbraith continued in the role of Chair of the Board of Directors and Chief Executive Officer. The compensatory and other material terms of Mr. Galbraith’s employment with the Company were unchanged in connection with the foregoing.

Neil Klompas. On January 25, 2007, we entered into an employment agreement with Mr. Klompas, our current President and Chief Operating Officer, setting forth the terms and conditions of his employment as our Director of Finance and Operations, which provided for his initial base salary and initial equity award, and which includes, among other things, provisions regarding confidentiality, ownership of developments, non-competition and non-solicitation, as well as eligibility for our incentive plans. This agreement was amended on October 23, 2007, and January 1, 2014. On January 17, 2017, we entered into an amended and restated employment agreement with Mr. Klompas that superseded and replaced the January 2007 agreement, as amended, and set forth revised termination and change of control provisions. Under the revised not-for-cause termination severance provisions, during the first three years of employment, Mr. Klompas is entitled to 12 months of written notice or payment in lieu of notice equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Mr. Klompas is entitled to an additional one month’s notice, or the equivalent base salary and continuation of benefits, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Mr. Klompas is terminated without cause within 12 months following a change of control, he shall receive severance equal to 18 months of his base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date. Any severance payments payable under the agreement that are in excess of any minimum required by certain applicable laws are conditional upon Mr. Klompas’ release of claims against the Company.

In connection with Mr. Klompas’ appointment as Chief Operating Officer in January 2022, we provided Mr. Klompas with a promotion letter (the “Klompas Promotion Letter”). Pursuant to the Klompas Promotion Letter, Mr. Klompas is entitled to the following modifications to his existing compensation and benefits:

•	An increase to his annual base salary from $437,124 to $458,000 (Mr. Klompas’ current base salary is $500,000); and

•	An increase to his annual discretionary bonus opportunity from 40% to 45% of his annual base salary, based upon the achievement of certain Company goals determined by the Board of Directors.

As noted above, on August 4, 2022, the Board of Directors appointed Mr. Klompas as President of the Company, effective August 4, 2022. Mr. Klompas continued in the role of Chief Operating Officer following his appointment as President of the Company. The compensatory and other material terms of Mr. Klompas’ employment with the Company were unchanged in connection with the foregoing.

Christopher Astle. In connection with Dr. Christopher Astle’s appointment as Senior Vice President and Chief Financial Officer, we entered into an amended and restated employment agreement with Dr. Astle effective as of February 24, 2022 (the “Astle Employment Agreement”). The Astle Employment Agreement does not have a specific term.

Pursuant to the Astle Employment Agreement, Dr. Astle is entitled to the following compensation and benefits:

•

An annual base salary of $375,000, with eligibility to earn an annual discretionary bonus of up to 35% of his annual base salary, based upon the achievement of certain Company goals determined by the Board of Directors. Dr. Astle’s current annual base salary is $410,000 and his target annual discretionary bonus remains at 35% of his annual base salary;

•

Options to purchase 125,000 of the Company’s common shares at an exercise price per share equal to the fair market value on the date of grant. The options were granted under the Equity Compensation Plan. 25% of the options will vest and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining options will vest on the last day of each month, until all of the options have vested, subject to Dr. Astle’s continued service;

•	Eligibility to participate in the Company’s employee benefit plans, policies and arrangements;

•

If the Company terminates Dr. Astle’s employment without cause prior to April 1, 2024, then Dr. Astle will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. If such termination of employment occurs on or after April 1, 2024, Dr. Astle will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service after April 1, 2024, up to a total maximum of eighteen months. Dr. Astle will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan. Such payments will be subject to Dr. Astle entering into a valid settlement agreement with the Company;

•

If Dr. Astle’s employment is terminated by the Company without cause within twelve months following a change of control (as defined in the Astle Employment Agreement), Dr. Astle will be eligible to receive (x) eighteen months of base salary, (y) group extended health and dental benefits continuation as of the date of termination for eighteen months and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Dr. Astle entering into a valid settlement agreement with the Company; and

•

In addition, the Astle Employment Agreement requires Dr. Astle, among other things, not to compete, either directly or indirectly, with the Company while employed by the Company and for up to six months following the termination of his employment with the Company. The Astle Employment Agreement also requires Dr. Astle not to solicit the Company’s employees to terminate their relationship with the Company while he is employed by the Company and for up to one year following the termination of his employment with the Company.

On November 17, 2022, we entered into an amendment with Dr. Astle to the Astle Employment Agreement. The amendment amends the Astle Employment Agreement to provide to Dr. Astle certain corporate housing benefits based on need (as determined in our discretion) in the Vancouver, British Columbia metropolitan area. In addition to the corporate housing benefits, the amendment provides for a gross-up to Dr. Astle for the impact of any tax withholding related to the corporate housing benefits.

Ali Tehrani.

Dr. Tehrani resigned in January 2022. Prior to his resignation, his employment was governed by the following arrangements: On December 13, 2007, we entered into an employment agreement with Dr. Tehrani setting forth the terms and conditions of his employment as our President and Chief Executive Officer, which provided for his initial base salary and which included, among other things, provisions regarding confidentiality, ownership of developments, non-competition and non-solicitation, as well as eligibility for our incentive plans. This agreement was amended on January 1, 2014. On January 17, 2017, we entered into an amended and restated employment agreement with Dr. Tehrani that superseded and replaced the December 2007 agreement, as amended, and set forth revised termination and change of control provisions. Under the revised not-for-cause termination severance provisions, during the first three years of employment, Dr. Tehrani was entitled to 12 months of written notice or payment in lieu of notice equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Dr. Tehrani was entitled to an additional one month’s notice, or the equivalent base salary and continuation of benefits, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Dr. Tehrani had been terminated without cause within 12 months following a change of control, he would have been entitled to receive severance equal to 24 months of his base salary, continuation of benefits for 24 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date. Any severance payments payable under the agreement that are in excess of any minimum required by certain applicable laws are conditional upon Dr. Tehrani’s release of claims against the Company.

In connection with Dr. Tehrani’s resignation in January 2022, we entered into a Separation Agreement and Release with Dr. Tehrani (the “Tehrani Separation Agreement”) providing for the following benefits:

•

A payment of $889,638, equivalent to eighteen months of base salary, which the Separation Agreement permitted to be paid as a lump sum in a tax-favorable manner as may be directed by Dr. Tehrani, subject to applicable income tax requirements and was paid in a lump sum in January 2022;

•

Payment of the annual performance bonus for 2021 that he would have received had he remained employed with the Company through the applicable bonus payment date, calculated based on actual achievement of the applicable performance goals under the bonus plan as determined by the Board of Directors. Payment of the bonus, if any, will be made in a lump sum at the same time as the other Company senior executives receive their 2021 bonus. Subsequently, the Compensation Committee determined that the 2021 goals were not achieved at a level sufficient to warrant the payment of a bonus to executives, and therefore no bonus was paid to Dr. Tehrani;

•

Eligibility to participate in the Company’s employee benefit plans for the lesser of (a) eighteen months from January 15, 2022 (the “Tehrani Termination Date”) or (b) the date of enrollment in the benefit plans of a new employer. The aggregate value of the premiums for extended participation under these plans is $5,377;

•

Entry into a Consulting Services Agreement, whereby he will assist certain transitional matters at the request and direction of the Company on an as needed basis. The Consulting Services agreement will begin on the Tehrani Termination Date and cease on September 30, 2023. Dr. Tehrani will be entitled to continued vesting and exercise benefits for outstanding stock options and restricted stock units under the Company’s equity incentive plans for the duration of the Consulting Services Agreement. Following the termination of the Consulting Services Agreement, and provided that Dr. Tehrani has satisfactorily performed his duties as chief executive officer between the date of the Tehrani Separation Agreement and the Tehrani Termination Date and timely executes a supplemental release agreement, he will have 12 months from the termination of the Consulting Services Agreement to exercise any vested Company stock options, subject to any such options’ earlier expiration during such period; and

•	Reimbursement for all reasonable and documented business expenses actually and properly incurred in relation to Company business up to the Tehrani Termination Date.

Equity Compensation Plan Information

Under our Original Plan, upon a transaction in which equity securities representing more than 66 2/3% of our common stock are sold (a “substantial sale”), if the purchaser offers to buy out options, the options must be sold to the purchaser at a purchase price equal to (x) the price per share in the transaction (calculated in accordance with the terms of the Original Plan) minus the exercise price per share, multiplied by (y) the number of shares then exercisable under the option. If the option holders do not sell their options to the purchaser, such options will terminate upon completion of the substantial sale.

Under our Equity Compensation Plan and our Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”), in connection with a change of control (as defined in the applicable plan), our Board of Directors or the committee to which our Board of Directors has delegated authority to administer the applicable plan (either, the “Administrator”) has the right to provide for the conversion or exchange of any outstanding awards into or for options, rights or other securities in any entity participating in or resulting from a change of control, cash or other property. If the Company enters into an agreement for a transaction that, if completed, would result in a change of control, or otherwise becomes aware of a pending change of control, the Company will give written notice to the award holders regarding the potential change of control and a description of the effect of the change of control on outstanding awards at least seven (7) days prior to the closing of change of control.

Under our Equity Compensation Plan and Inducement Plan, the Administrator may, in its discretion, accelerate the vesting and/or expiration date of any or all outstanding awards in connection with the change of control to provide that such designated awards shall be fully vested and any options not exercised within the specified period will be terminated after the completion of the change of control. If the change of control would also result in a capital reorganization, arrangement, amalgamation or reclassification of the share capital of the Company (and if the vesting and expiration of the awards has not been accelerated as contemplated by the prior sentence), upon completion of the change of control, the number and kind of shares subject to outstanding awards and, if applicable, the exercise price per share of options shall be appropriately adjusted (including by substituting the awards for awards with respect to securities in any successor entity to the Company) in such manner as the Administrator considers equitable to prevent substantial dilution or enlargement of the rights granted to Award holders. The

Administrator also may make changes to the terms of the awards or the Equity Compensation Plan or Inducement to the extent necessary or desirable to comply with any rules, regulations or policies of any stock exchange on which any securities of the Company may be listed, provided that the value of previously granted awards and the rights of award holders are not materially adversely affected by any such changes. In addition, in the event of a potential change of control, the Administrator may, in its sole discretion, modify the terms of the plan and/or the awards to assist the participants to tender into a take-over bid or other transaction leading to a change of control, including the authority to allow participants to conditionally exercise options.

Director Compensation Table

The following table presents the compensation awarded to, earned by or paid to our directors (other than Mr. Galbraith and Dr. Tehrani, whose compensation is provided in the Summary Compensation Table above) for the year ended December 31, 2022. We do not currently have director compensation in the form of share-based awards (other than stock options), non-equity incentive plan compensation or non-qualified deferred compensation.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	Total ($)
Troy M. Cox	51,250	147,107	198,357
Kenneth Hillan	53,500	147,107	200,607
Susan Mahony	52,500	147,107	199,607
Kelvin Neu (3)	46,000	147,107	193,107
Hollings C. Renton	50,000	147,107	197,107
Natalie Sacks	58,750	147,107	205,857
Lota S. Zoth	86,250	147,107	233,357

(1)

The amounts set forth in this column reflect the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements - Stockholders’ Equity Stock- Based Compensation” included in our Annual Report on Form 10-K for our year ended December 31, 2022.

(2)

As of December 31, 2022, directors held the following number of options to purchase Company common shares: (i) Mr. Cox, 73,000; (ii) Dr. Hillan, 84,425; (iii) Dr. Mahony, 73,000; (iv) Dr. Neu, 34,000; (v) Mr. Renton, 84,425; (vi) Dr. Sacks, 78,140; and (vii) Ms. Zoth, 86,117.

(3)

Dr. Neu joined the Company’s Board of Directors in March 2020. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, the options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.

Director Compensation

The written charter of our compensation committee provides that the compensation committee will review compensation for members of our Board of Directors on at least an annual basis, taking into account their responsibilities and time commitment and information regarding the compensation paid at peer companies. The compensation committee will make recommendations to our Board of Directors with respect to changes to our approach to director compensation as it considers appropriate.

In March 2022, the compensation committee engaged Aon to conduct a competitive assessment of our Board of Director compensation program. Based on these findings, the compensation committee recommended, and the Board of Directors approved, the following changes to the cash and equity compensation of non-employee directors:

•

In the absence of an independent chair of the Board of Directors, the lead independent director would be entitled to the compensation that would otherwise be paid to an independent chair of the Board of Directors;

•

The cash component for Board of Directors and committee membership was maintained at the 2021 levels, with the exception that the cash retainer fee for service as lead independent director was reduced from $70,000 to $65,000;

•

The initial option grants for new directors, to be granted upon joining the Board of Directors, was changed from 18,000 options to 40,000 options, with the vesting schedule remaining as 1/36th of the options vesting on each monthly anniversary of the grant date, subject to the optionee’s continued service through each vesting date; and

•

The annual equity grant to directors, to be granted at a time of the Company’s annual meeting of stockholders, was changed from 9,000 options to 20,000 options, with the vesting schedule remaining that such options vest as to 100% of the shares on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date.

These changes positioned our 2022 individual director compensation and total aggregate director compensation between the 25th and 50th percentile compared to the 2022 peer group, consisting of publicly traded, pre-commercial biopharmaceutical companies: (i) that are clinical stage companies (with a focus on Phase 2 and Phase 3), particularly those with a therapeutic focus in oncology; (ii) with market capitalizations generally between $250 million and $2.2 billion; (iii) with generally between 100 and 500 employees; (iv) that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets; and (v) preferably that have gone public in the last five years.

In November 2022, the compensation committee received a report from Aon regarding a further competitive assessment of our Board of Director compensation program. Based on these findings, in November 2022, the compensation committee recommended, and the Board of Directors approved, the following changes to the cash and equity compensation of non-employee directors:

•

The cash component for Board of Directors and committee membership was maintained at the 2022 levels, with the exception that the cash retainer fee for service as chair of the compensation committee was increased from $10,000 to $12,000, the cash retainer fee for service as a member of the compensation committee was increased from $5,000 to $6,000, the cash retainer fee for service as chair of the nominating and corporate governance committee increased from $7,500 to $8,500, and the cash retainer fee for service as a member of the nominating and corporate governance committee was increased from $3,750 to $4,250 (in each case effective January 2023);

•

The initial option grants for new directors, to be granted on or about the time of the director joining the Board of Directors, was changed from 40,000 to 50,0000 options, with the vesting schedule remaining as 1/36th of the options vesting on each monthly anniversary of the grant date, subject to the optionee’s continued service (effective November 2022); and

•

The annual equity grant to directors, to be granted at or about the time of our annual meeting of stockholders, was changed from 20,000 options to 25,000 options, with the vesting schedule remaining 100% of the options vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date (effective November 2022).

Following the recommendation of the compensation committee, the Board of Directors also determined to not implement stock ownership guidelines at this time. No other changes to Board of Director compensation were made for 2022.

Cash Compensation for Directors

In 2022, we provided the below annual cash retainer fees for service on our Board of Directors and committees. The fees for service on committees are in addition to the annual retainer fees for service on the Board of Directors.

	Effective Through December 31, 2022	Effective January 1, 2023
	Amount ($)	Amount ($)
Board of Directors:
Member	40,000	40,000
Lead Independent Director	65,000	65,000
Audit Committee:
Member	7,500	7,500
Chair	15,000	15,000
Compensation Committee:
Member	5,000	6,000
Chair	10,000	12,000
Nominating and Corporate Governance Committee:
Member	3,750	4,250
Chair	7,500	8,500
Research and Development Committee:
Member	6,000	6,000
Chair	15,000	15,000

Cash retainer fees were amended in November 2022 as discussed above.

Equity Compensation for Directors

We grant members of the Board of Directors an initial grant of options in connection with appointment to the Board of Directors under the Equity Compensation Plan, which vest ratably in 36 monthly installments, subject to the optionee’s continued service through each vesting date. In 2021 and until modified in March 2022, the initial grant was 18,000 options. In March 2022, the initial grant was increased to 40,000 options. In November 2022, the initial grant was increased to 50,000 options, as discussed above.

We grant an annual award of options to each member of the Board of Directors, which we typically grant on or about the date of our annual general meeting under the Equity Compensation Plan. In 2021 and until modified in March 2022, the annual grant was 9,000 options. In March 2022, the annual grant was increased to 20,000 options. In November 2022, the annual grant was increased to 25,000 options, as discussed above.

Expense Reimbursement

Each member of our Board of Directors is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending board meetings and meetings for any committee on which he or she serves. These amounts are not included in the table above.

Risk Management

As part of its normal practice, the compensation committee evaluates the risk-taking incentives created by our compensation policies and practices and has concluded that such incentives are not reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth summary information relating to our Equity Compensation Plan, employee share purchase plan, as amended (the “ESPP”), the Original Plan and the Inducement Plan as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants, and rights (2)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)		(b)		(c)
Equity compensation plans approved by security holders
Equity Compensation Plan	7,140,981	(3)	$17.49	(4)	3,216,696
ESPP	—		—		1,722,239
Original Plan	786,964		$11.83	(5)	—
Equity compensation plans not approved by security holders
Inducement Plan	700,000		$12.36		50,000

(1)	Includes restricted stock units.
(2)	Does not include restricted stock units, which do not have an exercise price.
(3)

The original maximum number of common shares reserved for issuance under the Equity Compensation Plan as of June 7, 2018, was 5,686,097. Beginning in 2019 and ending in 2028, this maximum number may be increased on the first day of each calendar year by up to 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year.

(4)

Stock options granted under the Equity Compensation Plan are granted with exercise prices in both Canadian dollars and U.S. dollars. As of December 31, 2022, there were 6,925,322 outstanding stock options under the Equity Compensation Plan, consisting of 1,360,177 stock options with a weighted average exercise price of C$21.11 ($16.22 based on the U.S. dollar per Canadian dollar exchange rate of 0.7685, which was the average annual Bank of Canada exchange rate for 2022) and 5,565,145 stock options with a weighted average exercise price of $17.10.

(5)

Stock options granted under the Original Plan were granted with exercise prices in Canadian dollars. As of December 31, 2022, there were 786,964 outstanding stock options under the Original Plan, with a weighted average exercise price of C$15.40 ($11.83 based on the U.S. dollar per Canadian dollar exchange rate of 0.7685, which was the average annual Bank of Canada exchange rate for 2022).

Inducement Plan

Our Inducement Plan was adopted by our Board of Directors in January 2022, and was amended and restated in October 2022. The Inducement Plan was adopted without stockholder approval pursuant to the NYSE listing rules related to inducement plans, which are substantially similar to the Nasdaq rules related inducement plans. The Inducement Plan allows for the grant of options, grant restricted stock, restricted stock units and other share-based awards. The terms of the Inducement Plan are substantially similar to those of the Equity Compensation Plan, including with respect to treatment of awards in connection with a change of control, as described above. However, in accordance with the exemption requirements under NYSE and Nasdaq rules, awards under the Inducement Plan may only be made to employees of our Company or our subsidiaries to whom the grant of the award is a material inducement to the individual’s entering into employment with us in accordance with such rules.

SHARE OWNERSHIP

The table below indicates information as of April 15, 2023, regarding the beneficial ownership of our common stock for:

•	each person who is known by us to beneficially own more than 5% of our common stock;

•	each named executive officer;

•	each of our directors; and

•	all executive officers and directors as a group.

In accordance with SEC rules, for the purposes of calculating percent ownership, as of April 15, 2023, 64,136,928 shares of common stock were issued and outstanding, and, for any individual who beneficially owns shares represented by exchangeable shares, warrants, options, or restricted stock units that are exercisable or vest within sixty days of April 15, 2023, these shares are treated as if outstanding for that person, but not for any other person. Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. To our knowledge, except as noted in the table below, no person or entity is the beneficial owner of more than 5% of the voting power of our common stock as of April 15, 2023.

Except as otherwise indicated, the address of each of the persons in this table is 108 Patriot Drive, Suite A, Middletown, Delaware 19709.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned		Percentage of Shares Beneficially Owned	Total Voting Percentage †
5% and Greater Stockholders:
EcoR1 Capital, LLC	10,087,473	(1)	15.73%	15.57%
Redmile Group, LLC	6,175,918	(2)	9.63%	9.53%
BVF Partners L.P.	5,870,000	(3)	9.15%	9.06%
Morgan Stanley	5,579,380	(4)	8.70%	8.61%
Perceptive Advisors LLC	4,511,275	(5)	7.03%	6.96%
Baker Bros. Advisors LP	3,814,696	(6)	5.76%	5.70%
Directors and Named Executive Officers:
Christopher Astle	49,379	(7)	*	*
Troy M. Cox	55,500	(8)	*	*
Kenneth Galbraith	177,083	(9)	*	*
Kenneth Hillan	59,425	(10)	*	*
Neil Klompas	614,946	(11)	*	*
Susan Mahony	48,000	(12)	*	*
Derek J. Miller	2,777	(13)
Kelvin Neu	9,000	(14)	*	*
Hollings C. Renton	59,425	(15)	*	*
Natalie Sacks	53,140	(16)	*	*
Ali Tehrani	1,473,107	(17)	2.26%	2.23%
Lota S. Zoth	61,117	(18)	*	*
Paul Moore (19)	—		—	—
All Directors and Executive Officers:
All current executive officers and directors as a group (12) persons (20)	1,189,792		1.82%	1.80%

*	Less than one percent
†

Percentage of total voting power represents voting power with respect to all shares of our common stock and the voting rights of the exchangeable shares exercised via the share of our special voting preferred stock, as a single class. Each holder of our common stock is entitled to one vote per share, and each holder of an exchangeable share is entitled to voting rights equivalent to one vote per exchangeable share on all matters submitted to our stockholders for a vote. The common stock and the special voting preferred stock (exercising the voting rights of the exchangeable shares) vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by our certificate of incorporation or bylaws.

(1)

Based on a Form 4 filed on March 30, 2023, consists of 10,087,473 shares of common stock held by EcoR1 Capital, LLC (“EcoR1”), Oleg Nodelman and EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”). EcoR1 may be deemed to indirectly beneficially own the securities as the general partner and investment adviser of private funds, including Qualified Fund. Mr. Nodelman may be deemed to indirectly beneficially own the securities as the manager and controlling owner of EcoR1. The address of these entities and this individual is 357 Tehama Street #3, San Francisco, California 94103.

(2)

Based on a Schedule 13G/A filed February 14, 2023, consists of 6,175,918 shares of common stock held as of December 31, 2022 by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC (“Redmile”) and may be deemed beneficially owned by Redmile as investment manager of such private investment vehicles and/or separately managed accounts, and by and Jeremy C. Green as the principal of Redmile. The address for this entity and individual is One Letterman Drive Building D, Suite D3-300, San Francisco, CA 94129 and c/o Redmile Group LLC, 45 W. 27th Street, Floor 11, New York, NY 10001, respectively.

(3)

Based on a Schedule 13G filed January 3, 2022, consists of 3,146,377 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), 2,370,712 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF2”), 267,526 shares of common stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), and 85,385 shares of common stock held in a certain BVF Partners L.P. managed account, each as of December 22, 2022. BVF Partners L.P., as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of BVF Partners OS Ltd., the general partner of Trading Fund OS, may be deemed to beneficially own the 5,870,000 as of December 22, 2022. The address for this entity is 44 Montgomery Street, 40th Floor, San Francisco, CA 941014.

(4)

Based on a Schedule 13G filed February 10, 2023, consists of 5,579,380 shares of common stock held by Morgan Stanley as of December 30, 2022. The address for this entity is 1585 Broadway, New York, NY, 10036.

(5)

Based on a Schedule 13G/A filed February 14, 2023, consists of 4,511,275 shares of common stock held by Perceptive Life Sciences Master Fund, Ltd. (the “Master Fund”) as of December 31, 2022. Perceptive Advisors LLC (“Perceptive Advisors”) serves as the investment manager to the Master Fund and may be deemed to beneficially own the securities directly held by the Master Fund. Joseph Edelman is the managing member of Perceptive Advisors and may be deemed to beneficially own the securities directly held by the Master Fund. The address for this entity is 51 Astor Place, 10th Floor, New York, NY 10003.

(6)

Based on a Schedule 13G/A filed February 14, 2023 and information in Zymeworks’ records, consists of 1,708,472 shares of common stock as of December 31, 2022, 27,000 shares of common stock issuable upon exercise of options exercisable within 60 days after April 15, 2023 and 2,079,224 shares of common stock issuable upon exercise of prefunded warrants held by Baker Bros. Advisors LP, Baker Bros. Advisors (GP) LLC, Felix J. Baker and Julian C. Baker. The address for these entities and individuals is 860 Washington Street, 3rd Floor, New York, NY 10014.

(7)	Consists of 1,333 shares of common stock and 48,046 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(8)	Consists of 7,500 shares of common stock and 48,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(9)	Consists of 177,083 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(10)	Consists of 59,425 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(11)

Consists of 17,032 shares held personally and 700 shares held by S. Jennifer Heine, and 597,214 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.

(12)	Consists of 48,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(13)	Consists of 2,777 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(14)

Consists of 9,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.

(15)	Consists of 59,425 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(16)	Consists of 53,140 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(17)

Based solely on information in Zymeworks’ records, consists of 260,325 shares of common stock held personally, 55,511 shares of common stock held by Charissa Tehrani, and 1,157,271 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.

(18)	Consists of 61,117 shares of common stock issuable upon the exercise of options exercisable within 60 days after April 15, 2023.
(19)	Dr. Moore is not a named executive officer in this Proxy Statement, but he is a current executive officer as a result of his appointment as Chief Scientific Officer on July 18, 2022.
(20)

Although Dr. Tehrani is considered a named executive officer for the purposes of this beneficial ownership table, he is no longer with the Company and is thus not included in the total of shares beneficially owned by the current directors and executive officers as a group.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

Other than as discussed below and the compensation arrangements discussed under “Executive Compensation—Compensation Discussion and Analysis,” since January 1, 2021, there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC.

On March 16, 2020, we entered into a registration rights agreement with Baker Brothers Life Sciences, L.P. and 667, L.P., requiring us, upon request delivered by such persons and subject to certain terms and conditions, to register the resale of the shares of our common stock held by them. Dr. Neu, who joined our Board of Directors in March 2020, served as an employee of Baker Bros. Advisors L.P., which serves as an investment adviser to Baker Brothers Life Sciences, L.P. and 667, L.P., until January 2021.

On January 31, 2022, we announced the closing of our underwritten public offering which consisted of the issuance of 11,035,000 common shares, including the exercise in full of the underwriters’ over-allotment option to purchase 1,875,000 additional common shares, and, in lieu of shares, to certain investors, pre-funded warrants to purchase up to 3,340,000 common shares. The common shares were sold at a price to the public of $8.00 per common share and the pre-funded warrants were sold at a price of $7.9999 per pre-funded warrant, for aggregate gross proceeds to the Company of $115.0 million, before deducting underwriting discounts and commissions and estimated offering expenses. Entities affiliated with Armistice Capital, LLC and Perceptive Advisors LLC purchased 2,285,000 and 1,100,000 common shares, respectively, and Armistice Capital Master Fund Ltd, Baker Brothers Life Sciences, L.P. and 667, L.P. purchased 2,715,000, 577,293 and 47,707 pre-funded warrants, respectively. These entities beneficially owned more than 5% of our common shares prior to or as a result of this offering.

Indebtedness of Directors, Executive Officers and Employees

None of our directors, executive officers, employees, former directors, former executive officers or former employees, and none of their associates, is indebted to us or another entity whose indebtedness is the subject of a guarantee, support agreement, letter of credit or other similar agreement or understanding provided by us.

Policy Regarding Related Party Transactions

We have adopted a formal, written policy regarding related person transactions. This written policy regarding related person transactions provides that a related person transaction is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which we are a participant and in which a related person has, had or will have a direct or indirect material interest and in which the aggregate amount involved exceeds $120,000. For purposes of this policy, a related person means any of our executive officers and directors (including director nominees), in each case at any time since the beginning of our last fiscal year, or holders of more than 5% of any class of our voting securities and any member of the immediate family of, or person sharing the household with, any of the foregoing persons.

Our audit committee has the primary responsibility for reviewing and approving, ratifying or disapproving related person transactions. In determining whether to approve, ratify or disapprove any such transaction, our audit committee will consider, among other factors, (1) whether the transaction is fair to us and on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (2) the extent of the related person’s interest in the transaction, (3) whether there are business reasons for us to enter into such transaction, (4) whether the transaction would impair the independence of any of our outside directors and (5) whether the transaction would present an improper conflict of interest for any of our directors or executive officers.

The policy grants standing pre-approval of certain transactions, including (1) certain compensation arrangements for our directors or executive officers, (2) transactions with another company, other than an acquisition by us of that company, at which a related person’s only relationship is as a non-executive employee, director or beneficial owner of less than 10% of that company’s shares, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such company’s total annual revenues and the transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, (3) charitable contributions by us to a charitable organization, foundation or university at which a related person’s only relationship is as a non-executive employee or director, provided that the aggregate amount involved does not exceed the greater of $1,000,000 or 2% of such organization’s total annual receipts, (4) transactions where a related person’s interest arises solely from the ownership of our common stock and all holders of our common stock received the same benefit on a pro rata basis and (5) any indemnification or advancement of expenses made pursuant to our organizational documents or any agreement. In addition to our policy, our audit committee charter provides that our audit committee shall review and approve or disapprove any related person transactions.

Interests of Management and Others in Material Transactions

Other than as described elsewhere in this Amendment, there are no material interests, direct or indirect, of any of our directors or executive officers, any stockholder that beneficially owns, or controls or directs (directly or indirectly), more than 5% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, in any transaction within the two year period ended December 31, 2022 that has materially affected or is reasonably expected to materially affect us or our subsidiaries.

Director Independence

Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of Nasdaq require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the Nasdaq listing rules. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act.

The Board of Directors has determined that all directors, except Mr. Galbraith, meet the independence requirements under the Nasdaq listing standards, and qualify as “independent directors” under the Nasdaq listing standards. Mr. Galbraith is not considered independent by virtue of being our Chief Executive Officer. The Board of Directors also determined that Mr. Cox, Dr. Mahony and Ms. Zoth, who comprise our audit committee and Dr. Mahony, Mr. Renton and Ms. Zoth, who comprise our compensation committee satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq listing standards. In making these determinations, the Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our Board of Directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them described in the section titled “—Certain Relationships and Related Transactions.”

There are no family relationships among any of our directors, director nominees or executive officers.

Item 14.	Principal Accounting Fees and Services

Principal Independent Accountant Fees and Services

KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 24, 2015.

Aggregate fees billed by our independent auditors, KPMG, for the years ended December 31, 2022 and December 31, 2021, are detailed in the table below:

	2022 ($) (5)	2021 ($) (5)
Audit Fees (1)	752,300	639,300
Audit Related Fees (2)	—	—
Tax Fees (3)	385,600	293,800
All Other Fees (4)	—	—

Total Fees Paid	1,137,900	933,100

(1)	Fees for audit service on an accrued basis.
(2)	Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3)	Fees for professional services rendered for tax compliance, tax advice and tax planning.
(4)	All other fees billed by the auditor for products and services not included in the foregoing categories.
(5)

Canadian dollar amounts have been converted to U.S. dollars for the purposes of the table. For 2022 and 2021, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7685 and 0.7978, which were the average annual Bank of Canada exchange rates for 2022 and 2021, respectively.

Pre-approval Policies and Procedures

Our audit committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the audit committee or a delegate of the audit committee. The audit committee has delegated pre-approval responsibility to the chair of the audit committee with respect to non-audit related fees and services for pre-approval requests made between audit committee meetings. All services that KPMG provided to us in 2022 and 2021 have been pre-approved by our audit committee.

Our audit committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG’s independence in the conduct of their auditing functions.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements—The financial statements included in Item 8 are filed as part of the Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules—All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of the Annual Report on Form 10-K.

(a)(3) Exhibits—The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.

(b) Exhibits—The exhibits listed on the Exhibit Index below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.

EXHIBITS INDEX

Exhibit No.	Description

2.1	Restated and Amended Transaction Agreement, dated August 18, 2022, by and among Zymeworks BC Inc., the Company, Zymeworks Callco ULC and Zymeworks ExchangeCo Ltd. (incorporated by reference to Exhibit 2.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

2.2	Plan of Arrangement (incorporated by reference to Exhibit 2.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

2.3	Exchangeable Share Support Agreement, dated as of October 13, 2022, by and between the Company, Zymeworks CallCo ULC, and Zymeworks ExchangeCo Ltd. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

2.4	Voting and Exchange Trust Agreement, dated as of October 13, 2022, by and between the Company, Zymeworks Callco ULC, Zymeworks ExchangeCo Ltd. and the Share Trustee (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.2	Certificate of Designations of Special Voting Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.3	Certificate of Designations of Series B Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.4	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

4.2	Specimen common stock certificate of the Company (incorporated by reference to Exhibit 4.1 to Amendment No.1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

4.3	Preferred Shares Rights Agreement, dated as of June 9, 2022, by and between Zymeworks BC Inc. and Computershare Trust Company, N.A., as rights agent (including the Resolutions of the Board of Directors of Zymeworks BC Inc. as Exhibit A of Exhibit 4.3 hereto) (incorporated by reference to Exhibit 4.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on June 10, 2022).

4.4	Amendment No. 1 to the Preferred Shares Rights Agreement, dated as of October 12, 2022, by and between Zymeworks BC Inc. and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022).

Exhibit No.	Description

4.5	Preferred Stock Rights Agreement, dated October 12, 2022, between the Company and Computershare Trust Company, N.A., as rights agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

4.6	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on June 20, 2019).

4.7	Form of Pre-Funded Warrant to Purchase Common Shares (incorporated by reference to Exhibit 4.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 24, 2020).

4.8	Registration Rights Agreement dated March 16, 2020, by and among Zymeworks BC Inc., Baker Brothers Life Sciences, L.P. and 667, L.P. (incorporated by reference to Exhibit 4.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2020).

10.1#	Amended and Restated Employment Agreement, dated January 17, 2017, by and between Zymeworks BC Inc. and Dr. Ali Tehrani (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.2#	Separation Agreement and Release by and between Zymeworks BC Inc. and Ali Tehrani, dated January 5, 2022 (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.3#	Amended and Restated Employment Agreement, dated January 17, 2017, by and between Zymeworks BC Inc. and Neil Klompas (incorporated by reference to Exhibit 10.4 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.4#	Promotion Letter from Zymeworks BC Inc. to Neil Klompas, dated January 5, 2022 (incorporated by reference to Exhibit 10.3 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.5†	Collaboration Agreement, effective as of December 23, 2014, by and among Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 10.22 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.6†	First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

10.7*	Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.8*	Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.9*	Letter Agreement, effective April 20, 2021, by and between Zymeworks BC Inc. and Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.10*	Fourth Amendment to Collaboration Agreement, dated August 4, 2021, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.11†	Collaboration and License Agreement, effective as of December 1, 2015, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.23 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.12†	Side Letter Agreement effective as of January 11, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

Exhibit No.	Description

10.13*	First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.14*	Side Letter Agreement effective as of September 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.15*	Side Letter Agreement effective as of February 20, 2020, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.6 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.16*	Fifth Amendment to Collaboration and License Agreement, effective as of March 30, 2020, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.11 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2021).

10.17†	Platform Technology Transfer and License Agreement, effective as of April 21, 2016, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.24 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.18*	First Amendment to Platform Technology Transfer and License Agreement between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 14, 2019 (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.19*	Letter Agreement, effective June 4, 2021, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.7 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.20†	Collaboration and Cross License Agreement, effective as of September 26, 2016, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 10.25 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.21†	Side Letter Agreement effective as of September 25, 2018, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10—K filed with the SEC on March 6, 2019).

10.22*	Second Amendment to Collaboration and Cross License Agreement, effective July 2, 2021, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 99.8 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.23*	Third Amendment to Collaboration and Cross License Agreement, effective June 6, 2022, by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd (incorporated by reference to Exhibit 10.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.24†	Collaboration and License Agreement, effective as of November 13, 2017, by and between Zymeworks BC Inc. and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

10.25†	First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between Zymeworks BC Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.26†	License Agreement, effective as of May 14, 2018, by and between Zymeworks BC Inc. and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018).

Exhibit No.	Description

10.27†	Research and License Agreement, effective as of October 23, 2018, by and between Zymeworks BC Inc. and LEO Pharma A/S (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on October 26, 2018).

10.28†	License and Collaboration Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.29*	First Amendment to Collaboration Agreement, effective March 29, 2021, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.30*	Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.31*	Second Amendment to License and Collaboration Agreement, dated August 10, 2021, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.32†	License and Collaboration Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.33*	First Amendment to Collaboration Agreement, dated May 25, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.34*	Second Amendment to License and Collaboration Agreement, effective June 2, 2021, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.6 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.35*	Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.36†	Research and License Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.37*	Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.38	Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.29 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.39	Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.40	Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and Zymeworks BC Inc.(incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.41	Third Lease Modification Agreement, dated February 17, 2021, by and between Zymeworks BC Inc. and 5th & Main Partnership (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

Exhibit No.	Description

10.42	Fourth Lease Modification Agreement, dated May 7, 2021, by and between Zymeworks BC Inc. and 5th and Main Partnership (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.43	Lease Amending Agreement, dated April 1, 2022, by and between Zymeworks BC Inc. and 130 E 4th Partnership (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.44†	Notice of Assignment of Lease, dated January 1, 2022 from 5th & Main Partnership, 2000 Main Holdings Inc. and Mount Pixel Projects Limited Partnership to Zymeworks BC Inc. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.45#	Employment Agreement effective September 17, 2018, by and between Zymeworks Biopharmaceuticals Inc. and Anthony Polverino (incorporated by reference to Exhibit 10.30 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.46#	Separation Agreement and Release by and between Zymeworks Biopharmaceuticals Inc. and Anthony Polverino, dated March 14, 2022 (incorporated by reference to Exhibit 10.69 to Zymeworks BC Inc.’s Amendment No. 1 to Annual Report on Form 10-K filed with the SEC on May 2, 2022).

10.47*	License Agreement between Zymeworks BC Inc. and Iconic Therapeutics, Inc., dated May 13, 2019 (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 15, 2019).

10.48*	Amendment No. 1 to License Agreement effective as of February 26, 2020, by and between Zymeworks BC Inc. and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.7 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.49	Amendment No. 2 to License Agreement effective as of December 10, 2020, by and between Zymeworks BC Inc. and Iconic Therapeutics, Inc. (incorporated by reference to Exhibit 99.12 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2021).

10.50#	Employment Agreement effective October 14, 2019, by and between Zymeworks Biopharmaceuticals Inc. and Kathryn O’Driscoll (incorporated by reference to Exhibit 10.33 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.51#	Separation Agreement and Release by and between Zymeworks Biopharmaceuticals Inc. and Kathryn O’Driscoll, dated March 4, 2022 (incorporated by reference to Exhibit 10.70 to Zymeworks BC Inc.’s Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on May 2, 2022).

10.52	Open Market Sale AgreementSM. dated October 21, 2022, by and between the Company and Jefferies LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2022).

10.53#	Employment Agreement, effective April 1, 2020, by and between Zymeworks Biopharmaceuticals Inc. and James Priour (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.54#	Letter, dated March 3, 2021, from Zymeworks BC Inc. to James Priour (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.55#	Separation and Release Agreement by and between Zymeworks Biopharmaceuticals Inc. and James Priour, dated February 4, 2022 (incorporated by reference to Exhibit 10.63 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.56#	Employment Agreement, effective April 29, 2019, by and between Zymeworks Biopharmaceuticals Inc. and Neil Josephson (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.57#	Letter, dated May 16, 2021, from Zymeworks BC Inc. to Neil Josephson (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

Exhibit No.	Description

10.58#	Letter, dated November 9, 2021, from Zymeworks BC Inc. to Neil Josephson (incorporated by reference to Exhibit 10.66 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2022).

10.59#	Separation and Release Agreement by and between Zymeworks Biopharmaceuticals Inc. and Neil Josephson, dated March 3, 2023 (incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.60#	Employment Agreement by and between Zymeworks BC Inc. and Kenneth Galbraith, dated January 5, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.61#	Amendment to Employment Agreement, dated as of December 30, 2022, by and among Kenneth Galbraith, Zymeworks BC Inc. and Zymeworks Management Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2022).

10.62#	Amended and Restated Employment Agreement by and between Zymeworks BC Inc. and Christopher Astle, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.63#	Amendment to Amended and Restated Employment Agreement by and between Christopher Astle and Zymeworks BC Inc., dated November 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.64#	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.65#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.73 to the Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.66#,+	Employment Agreement by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc. and Paul Moore, dated July 18, 2022 (incorporated by reference to Exhibit 10.4 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.67	Notice of Articles of ExchangeCo (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.68	Articles of ExchangeCo (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.69#	Inducement Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.70#	Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.71#	Second Amended and Restated Employee Stock Option Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.72#	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.73	Sales Agreement, dated November 9, 2022, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022).

10.74*	License and Collaboration Agreement, dated October 18, 2022, by and between Zymeworks BC Inc. and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.74 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

Exhibit No.	Description

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2022 and 2021, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

†	The Company has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Middletown, Delaware, on April 28, 2023.

Dated: April 28, 2023

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Galbraith and Christopher Astle, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith Kenneth Galbraith	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 28, 2023

/s/ Christopher Astle Christopher Astle	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2023

* Troy M. Cox	Director	April 28, 2023

* Kenneth Hillan	Director	April 28, 2023

* Susan Mahony	Director	April 28, 2023

* Kelvin Neu	Director	April 28, 2023

* Hollings C. Renton	Director	April 28, 2023

* Natalie Sacks	Director	April 28, 2023

* Lota S. Zoth	Director	April 28, 2023

/s/ Derek J. Miller Derek J. Miller	Director	April 28, 2023

By:	/s/ Kenneth Galbraith
Kenneth Galbraith Attorney-in-fact