Form 10-Q
period 2023-03-31
Zymeworks Inc.
filed 2023-05-08
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
N/A
(Former name, former address and former fiscal year, if changed since last report)
______________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value per share Preferred Stock Purchase Rights	ZYME N/A	The Nasdaq Stock Market LLC The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of May 3, 2023 was 64,171,282.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” or information within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:
•the size of our addressable markets and our ability to commercialize product candidates;
•the achievement of advances in and expansion of our therapeutic platforms and antibody engineering expertise;
•the likelihood of product candidate development and clinical trial progression, initiation or success;
•our ability to predict and manage government regulation; and
•the expected benefits and other impacts of the Redomicile Transactions (as defined below).
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
•our ability to enter into and maintain good business relationships with our strategic partners;
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
i

•our ability to achieve milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements, including the Original Jazz Collaboration Agreement (as defined below);
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
•our reliance on third-party manufacturers to produce our product candidate supplies and on other third parties to monitor and transport bulk drug substance and drug product;
•our reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;
•risks related to the manufacture of product candidates and difficulties in production;
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
•our ability to manage any organizational growth;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2023

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$181,583	$400,912
Short-term investments (note 5)	159,208	91,320
Accounts receivable	66,916	33,400
Prepaid expenses and other current assets	18,665	19,074
Total current assets	426,372	544,706
Deferred financing fees	73	10
Long-term investments (note 5)	72,474	886
Long-term prepaid assets	16,886	15,729
Deferred tax asset	1,405	1,345
Property and equipment, net	23,514	24,713
Operating lease right-of-use assets	22,300	22,937
Intangible assets, net	8,075	8,755
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$600,743	$648,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$59,250	$87,468
Income tax payable	840	840
Fair value of liability classified stock options	1,504	1,642
Current portion of operating lease liability (note 11)	3,372	3,322
Deferred revenue (note 9)	2,353	2,353
Total current liabilities	67,319	95,625
Long-term portion of operating lease liability (note 11)	23,847	24,667
Deferred revenue (note 9)	30,588	30,588
Other long-term liabilities (note 7)	3,595	3,101
Deferred tax liability	1,856	1,788
Total liabilities	127,205	155,769
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at March 31, 2023 and December 31, 2022, respectively; 64,083,770 and 63,059,501 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively (note 8)	900,490	886,322
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of March 31, 2023 and December 31, 2022 (note 8b).	—	—
Exchangeable shares, no par value, 656,888 and 1,424,533 issued and outstanding shares at March 31, 2023 and December 31, 2022, respectively (note 8b)	9,426	20,442
Additional paid-in capital	152,677	151,614
Accumulated other comprehensive loss	(5,939)	(6,659)
Accumulated deficit	(583,116)	(558,763)
Total stockholders’ equity	473,538	492,956
Total liabilities and stockholders’ equity	$600,743	$648,725
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
Subsequent events (note 14)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue
Research and development collaborations (note 9)	$35,578	$1,916
Operating expenses:
Research and development	45,912	62,510
General and administrative	16,947	12,092
Total operating expenses	62,859	74,602
Loss from operations	(27,281)	(72,686)
Other income:
Interest income	4,805	302
Other expense, net (note 10)	(487)	(315)
Total other income (expense), net	4,318	(13)
Loss before income taxes	(22,963)	(72,699)
Income tax (expense) recovery	(1,390)	74
Net loss	(24,353)	(72,625)
Other comprehensive income:
Unrealized gain on available for sale securities, net of tax of nil (note 5)	720	—
Total other comprehensive income	720	—
Comprehensive loss	$(23,633)	$(72,625)

Net loss per common share (note 4):
Basic	$(0.36)	$(1.18)
Diluted	$(0.37)	$(1.19)

Weighted-average common stock outstanding (note 4):
Basic	66,739,308	61,367,368
Diluted	66,742,080	61,378,170

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of options	—	—	—	—	203,239	2,649	—	—	(1,001)	1,648
Issuance of common stock through employee stock purchase plan	—	—	—	—	50,420	371	—	—	—	371
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	2,965	132	—	—	(132)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(767,645)	(11,016)	767,645	11,016	—	—	—	—
Stock-based compensation (recovery)	—	—	—	—	—	—	—	—	2,196	2,196
Other comprehensive income (note 5)	—	—	—	—	—	—	—	720	—	720
Net loss	—	—	—	—	—	—	(24,353)	—	—	(24,353)
Balance at March 31, 2023	1	$—	656,888	$9,426	64,083,770	$900,490	$(583,116)	$(5,939)	$152,677	$473,538

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common stock on exercise of options	—	—	—	—	2,112	20	—	—	(8)	12
Issuance of common stock through employee stock purchase plan	—	—	—	—	61,801	1,361	—	—	—	1,361
Issuance of common stock upon vesting of restricted stock units RSUs	—	—	—	—	37,398	1,382	—	—	(1,382)	—
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (notes 8a and 8c)	—	—	—	—	11,035,000	82,549	—	—	24,985	107,534
Stock-based compensation expense	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net loss	—	—	—	—	—	—	(72,625)	—	—	(72,625)
Balance at March 31, 2022	—	$—	—	$—	57,770,246	$826,459	$(755,729)	$(6,659)	$218,373	$282,444

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(24,353)	$(72,625)
Items not involving cash:
Depreciation of property and equipment	1,584	2,311
Amortization of intangible assets	679	155
Stock-based compensation expense (recovery)	2,325	(8,177)
Amortization of operating lease right-of-use assets	637	2,865
Deferred income tax expense	9	735
Change in fair value of contingent consideration liability	499	—
Unrealized foreign exchange (gain) loss	(298)	686
Changes in non-cash operating working capital:
Accounts receivable	(33,516)	11,325
Prepaid expenses and other current assets	(1,671)	(3,859)
Accounts payable and accrued liabilities	(28,266)	11,820
Operating lease liabilities	(820)	(648)
Net cash used in operating activities	(83,191)	(55,412)
Cash flows from financing activities:
Proceeds from public offering, net of issuance costs (notes 8a)	—	107,720
Issuance of common stock on exercise of stock options (note 8e)	1,516	12
Issuance of common stock through employee stock purchase plan	236	863
Deferred financing fees	—	19
Finance lease payments	(14)	(4)
Net cash provided by financing activities	1,738	108,610
Cash flows from investing activities:
Net (purchases)/redemptions of investments	(137,836)	25,278
Acquisition of property and equipment	(386)	(4,158)
Acquisition of intangible assets	—	(546)
Net cash (used in) provided by investing activities	(138,222)	20,574
Effect of exchange rate changes on cash and cash equivalents	346	(123)
Net change in cash and cash equivalents	(219,329)	73,649
Cash and cash equivalents, beginning of period	400,912	201,867
Cash and cash equivalents, end of period	$181,583	$275,516
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$—	$72
Acquisition of property and equipment in accounts payable and accrued liabilities	—	1,590
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Notes to the Interim Condensed Consolidated Financial Statements
(unaudited)
(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of Operations
Zymeworks Inc. together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks BC Inc. (previously known as "Zymeworks Inc.") was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
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
To effect the Redomicile Transactions, the Company conducted a share exchange, pursuant to which holders of the Company's common shares exchanged their common shares in the Company for shares of common stock of Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or, at their election with respect to all or a portion of their common shares in the Company and subject to applicable eligibility criteria and an overall cap, exchangeable shares (the “Exchangeable Shares”) in the capital of a newly formed indirect subsidiary of Zymeworks Inc. A special meeting of Company security holders was held on October 7, 2022 to approve the Redomicile Transactions. The Redomicile Transactions were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among the Company and its direct or indirect subsidiaries Zymeworks Inc., Zymeworks CallCo ULC (“CallCo”) and Zymeworks ExchangeCo Ltd. (“ExchangeCo”), including a plan of arrangement included as Exhibit A to the Restated and Amended Transaction Agreement (the “Plan of Arrangement”).

2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2022.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022.

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
The full extent to which the COVID-19 pandemic may directly or indirectly impact the Company’s business, results of operations and financial condition, including revenues, expenses, clinical trials, research and development costs and employee-related amounts, will depend on future developments that are evolving and highly uncertain, such as the duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions taken to contain and treat COVID-19. The Company considered the potential impact of COVID-19 when making certain estimates and judgments relating to the preparation of these interim condensed consolidated financial statements. While there was no material impact to the Company’s interim condensed consolidated financial statements as of and for the three months ended March 31, 2023, the Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in a material impact to the Company’s consolidated financial statements in future reporting periods.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable to the business, or that no material effect is expected on the consolidated financial statements as a result of future adoption.

4. Net loss per share
Net loss per share for the three months ended March 31, 2023 and 2022 was as follows:

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders:
Basic	$(24,353)	$(72,625)
Adjustment for change in fair value of liability classified stock options	(354)	(302)
Diluted	$(24,707)	$(72,927)

Denominator:
Weighted-average common stock outstanding:
Basic	66,739,308	61,367,368
Adjustment for dilutive effect of liability classified stock options	2,772	10,802
Diluted	66,742,080	61,378,170

Net loss per common share – basic	$(0.36)	$(1.18)
Net loss per common share – diluted	$(0.37)	$(1.19)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings as the warrants are exercisable at any time for nominal cash consideration.

5. Investments
Short-term investments are high credit quality investment grade debt securities with original maturities exceeding three months and accrue interest based on a fixed interest rate for the term. Short-term investments also consist of guaranteed investment certificates (“GICs”) acquired from financial institutions. The Company classifies its marketable securities as available-for-sale securities and are carried at fair value.
Long-term investments at March 31, 2023 consist of debt securities with remaining maturities exceeding twelve months and equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2022 - $886). As the Company's investments in equity securities do not have readily determinable fair value, they are carried at cost, less any impairment, including any adjustments resulting from observable price changes.
Unrealized fair value gains and losses for investments classified as available-for-sale are recorded through other comprehensive income (loss) in stockholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of loss with a corresponding allowance for credit losses, limited to the amount that the fair value below the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of loss with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income (expense), based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income.

	March 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
GICs and mutual funds	$92,371	$—	$92,371
U.S. Treasury notes	34,175	209	34,384
Corporate debt securities	32,484	(31)	32,453
	159,030	178	159,208
Long-term investments:
U.S. Treasury notes	15,781	183	15,964
Corporate debt securities	55,265	359	55,624
Equity securities	886	—	886
	71,932	542	72,474

	$230,962	$720	$231,682

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both March 31, 2023 and December 31, 2022. The Company concluded that there were no impairment indicators related to IPR&D as of March 31, 2023.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2022. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2022, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2023.
7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	March 31, 2023	December 31, 2022
Trade payables	$6,433	$7,863
Accrued research and development expenses	36,650	39,358
Goods and services tax payable	—	16,244
Employee compensation and vacation accruals	6,178	14,365
Accrued legal and professional fees	8,202	7,799
Other	1,787	1,839
Total	$59,250	$87,468
As of March 31, 2023, the net outstanding liability related to contract liabilities in relation to the Company's restructuring program, which was implemented and completed in 2022, was approximately $310.
Other long-term liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Liability for contingent consideration (note 12)	$1,747	$1,248
Liability from in-licensing agreements	1,047	1,047
Finance lease liability (note 11)	121	124
Other	680	682
Total	$3,595	$3,101
8. Stockholders’ Equity
a.Equity Offerings
2022 Public Offering
On January 31, 2022, the Company closed a public offering pursuant to which the Company sold 11,035,000 common shares, including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $8.00 per common share and 3,340,000 pre-funded warrants (note 8c) in lieu of common shares at $7.9999 per pre-funded warrant. Net proceeds were $107,534, after underwriting discounts, commissions and offering expenses.
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC Inc. common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of March 31, 2023, there were 656,888 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2022: 1,424,533). We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
c.Pre-Funded Common Share Warrants
In connection with the public offerings completed on June 24, 2019, January 27, 2020 and January 31, 2022 (note 8a), the Company issued a total of 8,581,961 pre-funded warrants which granted holders of warrants the right to purchase up to 8,581,961 common shares of the Company, at an exercise price of $0.0001 per share.
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
On August 23, 2022, October 25, 2022 and October 27, 2022, a total of 6,502,737 pre-funded warrants were exercised in exchange for issuance of 6,502,675 common shares. As of March 31, 2023, there were 2,079,224 pre-funded warrants outstanding.
d.Stock-Based Compensation
In connection with redomicile transactions in 2022, Zymeworks BC Inc. assigned to the Company, and the Company assumed, all of Zymeworks BC Inc.’s rights and obligations under each of the stock-based compensation plans, as described below, and such plans became the Company’s stock-based compensation plans, with each outstanding award assumed by the Company and deemed exchanged for equivalent awards of the Company, except that the security issuable upon exercise or settlement, as applicable, will be shares of common stock of the Company rather than common shares of Zymeworks BC Inc.
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, restricted share units (“RSUs”) and other share-based awards, in addition to stock options. As of March 31, 2023, 3,807,249 shares of common stock were available for future award grants under the New Plan (December 31, 2022: 3,205,132 shares of common stock).
On January 5, 2022, board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the "Inducement Plan") and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of March 31, 2023, 50,000 shares of common stock were available for future award grants under this plan.

RSUs
The following table summarizes the Company's RSU activity under the New Plan since December 31, 2022:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2022	227,223	17.36
Granted	864,100	8.03
Vested and settled	(32,633)	32.09
Forfeited	(59,834)	16.16
Outstanding, March 31, 2023	998,856	8.88
As of March 31, 2023, there was $5,984 of unamortized RSU expense that will be recognized over a weighted average period of 1.83 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	2,147,141	19.02	14.03	6.29	1,460	1,078
Granted	—	—	—
Exercised	(163,151)	11.88	8.85
Forfeited	(58,917)	20.43	15.19
Outstanding, March 31, 2023	1,925,073	19.58	14.48	6.30	2,525	1,868
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	5,565,145	17.10	7.86	1,928
Granted	1,589,550	8.05
Exercised	(10,420)	7.05
Forfeited	(414,636)	18.96
Outstanding, March 31, 2023	6,729,639	14.86	8.09	5,404
During the three months ended March 31, 2023, the Company received cash proceeds of $1,516 from stock options exercised.
The stock options outstanding at March 31, 2023 expire at various dates from January 1, 2024 to March 9, 2033.

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

	Three Months Ended March 31,
	2023	2022
Research and development expense:
Stock-based compensation expense for equity classified instruments	$441	$(2,747)
Change in fair value of liability classified instruments	4	(474)
	$445	$(3,221)
General and administrative expense:
Stock-based compensation expense for equity classified instruments	$2,386	$(2,232)
Change in fair value of liability classified instruments	(654)	(2,876)
	$1,732	$(5,108)
Finance expense (income):
Change in fair value of liability classified instruments	7	(30)
	$7	$(30)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $655 for the three months ended March 31, 2023 (2022: $604).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022
Dividend yield	0%	0%
Expected volatility	67.8%	77.3%
Risk-free interest rate	3.82%	1.84%
Expected average life of options	6.07 years	5.93 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at March 31, 2023 and 2022 are as follows:

	March 31, 2023	March 31, 2022
Dividend yield	0%	0%
Expected volatility	80.6%	74.8%
Risk-free interest rate	3.70%	2.04%
Expected average option term	1.78 years	2.20 years
Number of liability classified stock options outstanding	563,403	911,400
At March 31, 2023, the unamortized compensation expense related to unvested options was $15,571. The remaining unamortized compensation expense as of March 31, 2023 will be recognized over a weighted-average period of 1.68 years.
e.Employee Stock Purchase Plan
On April 10, 2017, the Company’s shareholders approved an employee stock purchase plan (“ESPP”) which became effective immediately prior to the consummation of the Company’s IPO. As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three months ended March 31, 2023, the Company recorded compensation expense of $141 (2022: $183) in research and development expense and general and administrative expense accounts. As of March 31, 2023, the total amount contributed by ESPP participants and not yet settled is $238 (December 31, 2022: $287).
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended March 31,
	2023	2022
Jazz:
Development support payments	$30,895	$—
Drug supply	3,528	—

Research support and other payments from other partners	1,155	1,916
	$35,578	$1,916
Since December 31, 2022, there have not been any material changes to the key terms of our collaboration and license agreements, except the termination of the Collaboration and Cross License Agreement between Zymeworks BC and Daiichi Sankyo, dated September 26, 2016 (“2016 Daiichi Collaboration Agreement”). The termination of the 2016 Daiichi Collaboration Agreement did not have any financial impact during the three months ended March 31, 2023, and it has no impact on the License Agreement, dated May 14, 2018, by and between Daiichi Sankyo and Zymeworks BC, which remains in full force and effect. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2022.
At March 31, 2023, contract assets from research, collaboration and licensing agreements were $3,000, which is presented within accounts receivable (December 31, 2022: $3,000) and contract liabilities were $32,941 (December 31, 2022: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the three months ended March 31, 2023, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (three months ended March 31, 2022: nil). Amounts not expected to be recognized as revenue in the next twelve months from March 31, 2023 have been classified as long-term deferred revenue.
10. Other expense, net
Other expense, net, consists of the following:

	Three Months Ended March 31,
	2023	2022
Foreign exchange loss, net	$(456)	$(362)
Other	(31)	47
	$(487)	$(315)

11. Leases
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

The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2023	December 31, 2022
Operating lease liabilities:
Current portion	$3,372	$3,322
Long-term portion	23,847	24,667
Total operating lease liabilities	27,219	$27,989
Finance lease liabilities:
Current portion	16	16
Long-term portion	121	124
Total finance lease liabilities	137	140
Total lease liabilities	$27,356	$28,129
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2023 was $1,141 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of March 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,456
1 to 2 years	4,531
2 to 3 years	4,615
3 to 4 years	4,481
4 to 5 years	3,110
Thereafter	10,901
Total operating lease payments	32,094
Less:
Imputed interest	(4,875)
Operating lease liabilities	$27,219
As of March 31, 2023, the weighted average remaining lease term is 7.5 years and the weighted average discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 2.8% for leases in U.S. dollars.
During the three months ended March 31, 2023, the Company incurred total operating lease expenses of $1,043 (2022: $3,865), which included lease expenses associated with fixed lease payments of $657 (2022: $3,828), and variable payments associated with common area maintenance and similar expenses of $386 (2022: $37).
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
The carrying values of cash and cash equivalents, investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at March 31, 2023, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and GICs	$181,583	$181,583	$—	$—
Investments:
GICs and mutual funds	92,371	92,371	—	—
U.S. Treasury notes	50,348	50,348	—	—
Corporate debt securities	88,077	—	88,077	—
Total	$412,379	$324,302	$88,077	$—

Liabilities
Liability for contingent consideration (note 13)	1,747	—	—	1,747
Total	$1,747	$—	$—	$1,747

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Cash and GICs	$400,912	$400,912	$—	$—
Investments:
GICs	91,320	91,320	—	—
Total	$492,232	$492,232	$—	$—

Liabilities
Liability for contingent consideration (note 13)	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended March 31, 2023	$1,248	$499	$—	$1,747
Three months ended March 31, 2022	$1,498	$—	$(250)	$1,248

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
At March 31, 2023, the maximum exposure to credit risk for accounts receivable was $66,916, 90% of which was from Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2022: $33,400) and all accounts receivable are due within the next 12 months. As at March 31, 2023 and December 31, 2022, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
Liquidity Risk
Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium-term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents, short-term and long-term investments, collection of accounts receivable relating to research collaboration and license agreements and additional public equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months.
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At March 31, 2023, the Company’s net monetary assets denominated in Canadian dollars were $2,636 (C$3,607).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s interim condensed consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and stockholders’ equity in the Company’s interim condensed consolidated financial statements.
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8.5 million, consisting of (i) a C$2.5 million payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6.0 million payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property. In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of March 31, 2023, the contingent consideration had an estimated fair value of $1,747, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2022: $1,248). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

14. Subsequent Events

On April 25, 2023, Zymeworks BC Inc. (“Zymeworks BC”), a subsidiary of the Company, Zymeworks Biopharmaceuticals Inc. (“ZBI”), a subsidiary of Zymeworks BC, Zymeworks Zanidatamab Inc. (“ZZI”), a subsidiary of ZBI formed in December 2022 focused on the Company’s development program for zanidatamab, and Jazz Pharmaceuticals, Inc. (“Jazz Inc.”), entered into a Stock and Asset Purchase Agreement (the “Transfer Agreement”). Under the Transfer Agreement, (i) Jazz Inc. will acquire from ZBI 100% of the issued and outstanding capital stock of ZZI, (ii) Jazz Inc. will engage certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and (iii) Zymeworks BC and ZBI will transfer to Jazz Inc. or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that currently work on the Program (as defined below). In addition, Jazz Inc. will acquire from Zymeworks BC and ZBI certain contracts related to the Program, organizational documents and other records of ZZI, certain regulatory filings related to the Program, certain other books, records and other files, documents and information related to the Program, and certain employment records of service providers to be employed by Jazz Inc. and its affiliates following the Closing (as defined below). Subject to the terms and conditions of the Transfer Agreement, Jazz Inc. or one of its affiliates will assume certain liabilities that arise following the Closing related to the acquired assets and the Program, including with respect to transferred service providers.

Zymeworks BC and Jazz (an affiliate of Jazz Inc.) will amend and restate the license and collaboration agreement dated October 18, 2022 by and between Zymeworks BC and Jazz (the “Original Jazz Collaboration Agreement”) (as amended the “Amended Jazz Collaboration Agreement”) to reflect the transfer of responsibility for the Program. Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, will be unchanged, except that the costs of the Program (including ongoing costs related to the transferred service providers) incurred following the Closing will be directly borne by Jazz instead of being incurred by Zymeworks BC and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. However, certain costs of the Program that Zymeworks BC expects to incur will not be recovered by Zymeworks BC. Under the Amended Jazz Collaboration Agreement, Jazz and Zymeworks BC will net the costs for which each is responsible. These costs are expected to be finalized by the parties by mid-2023. “Program” refers to (i) ongoing clinical trials in certain sites in South Korea that are the responsibility of Zymeworks BC under the Original Jazz Collaboration Agreement and (ii) clinical trials for zanidatamab, other than the studies referenced in (i), initiated by Zymeworks BC in the Territory (as defined in the Original Jazz Collaboration Agreement) prior to the execution of the Original Jazz Collaboration Agreement.

The consummation of the transactions contemplated by the Transfer Agreement, including the execution of the Amended Jazz Collaboration Agreement, are expected to occur in May 2023 (the “Closing”). In connection with the Closing, the parties will enter into a transition services agreement pursuant to which Zymeworks BC and ZBI will provide to Jazz Inc. and Jazz Inc. will provide to Zymeworks BC and ZBI certain services to support the transfer of the acquired assets and the Program on a transitional basis.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2023 and with the securities commissions in all provinces and territories of Canada on March 7, 2023. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.

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
We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas with an emphasis on developing ADC and multi-specific antibody therapeutics (“MSAT”) candidates. Our pipeline of preclinical product candidates includes two lead programs, ZW191 and

ZW171, for which we expect to submit investigational new drug (“IND”) or foreign equivalent applications in 2024, as well as multiple early-stage preclinical programs in development. The two lead programs are as follows:
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
We have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and Drug Conjugate Platforms with the following pharmaceutical companies: BeiGene, Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), LEO Pharma A/S (“LEO”), BeiGene, Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc.), Merck Sharp & Dohme Research GmbH (“Merck”), and Atreca, Inc. (“Atreca”).
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to March 31, 2023, we received $913.0 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of March 31, 2023, we had $412.4 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2023, combined with certain anticipated milestone payments from our existing collaborations, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $24.4 million for the three months ended March 31, 2023 and through March 31, 2023, we had an accumulated deficit of $583.1 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

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
In April 2023, as part of the American Association of Cancer Research Annual Meeting, we presented data from preclinical studies of zanidatamab zovodotin showing that it is a strong inducer of immunogenic cell death (ICD) hallmarks including extracellular ATP, calreticulan, and HMGB1. Further, zanidatamab zovodotin showed promising anti-tumor activity in breast and gastric cancer patient derived xenograft models representing a range of HER2 expression. The strong anti-tumor activity and ability to induce markers of ICD support the continued investigation of zanidatamab zovodotin in planned Phase 2 studies in combination with checkpoint inhibitors.
Preclinical Programs
In April 2023, as part of the American Association of Cancer Research Annual Meeting, we presented additional preclinical data on our preclinical product candidates currently in development, multiple technology platforms including our trispecific T cell engager platforms, as well as the non-core asset, ZW270, our conditionally masked IL-12 cytokine fusion program. Data presented helps underscore our focused development efforts from both our ADC and MSAT programs and provides support for further development of these programs.
COVID-19
COVID-19 has impacted our research and development activities but has not caused significant disruptions to our business operations to date. Certain clinical trial activities, including patient enrollment and site activations, have been delayed or otherwise impacted by COVID-19. To date, COVID-19 has not had a material impact on our financial condition, liquidity or longer-term strategic development and commercialization plans. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear.
The extent to which COVID-19 may cause more significant disruptions to our business and greater impacts to our results of operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the location, duration and severity of outbreaks, including potential future waves or cycles, and the effectiveness of actions to contain and treat COVID-19. The COVID-19 pandemic continues to evolve, and we will continue to monitor the effects of COVID-19 on our business and review our current policies to protect the well-being of our employees and their families in the event of any changes in government restrictions and to ensure the continuity of our operations. See Part II, Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates – Our business has been and may continue to be adversely affected by the COVID-19 pandemic.”
Other Matters
On January 3, 2023, we removed Dr. Neil Josephson from the position of Chief Medical Officer.
On April 10, 2023, our Board of Directors, upon recommendation of the nominating and corporate governance committee of the Board of Directors, appointed Derek J. Miller as a Director of the Company, effective immediately. Mr. Miller was appointed as a Class II director with a term expiring at the Company's 2023 annual general meeting of stockholders.
Strategic Partnerships and Collaborations
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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through March 31, 2023 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships, we are eligible to receive up to $1.75 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
Through March 31, 2023, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements, excluding amounts received related to zanidatamab or zanidatamab zovodotin. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and Drug Conjugate therapeutic platforms with BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, LEO, Iconic, Merck and Atreca. Under these revenue-generating strategic partnerships and collaboration agreements, we are eligible to receive up to $2.8 billion in preclinical and development milestone payments and up to $5.9 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

In March 2023, Zymeworks BC and Daiichi Sankyo entered into a Termination and License Agreement (the “Termination and License Agreement”) relating to the Collaboration and Cross License Agreement between Zymeworks BC and Daiichi Sankyo, dated September 26, 2016, as amended on September 25, 2018, July 2, 2021, and June 6, 2022 (collectively, the “Daiichi Collaboration Agreement”). Pursuant to the Termination and License Agreement, the Daiichi Collaboration Agreement was terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Daiichi Collaboration Agreement that have accrued prior to the termination or provisions of the Daiichi Collaboration Agreement expressly indicated in the Daiichi Collaboration Agreement or the Termination and License Agreement to survive the termination. Among the rights to survive the termination of the Daiichi Collaboration Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the Termination and License Agreement, Zymeworks BC granted to Daiichi Sankyo a non-exclusive, worldwide, royalty-free right and license, with the right to sublicense, to certain Zymeworks BC intellectual property to perform additional research in accordance with the terms of the Termination and License Agreement during the term of the Termination and License Agreement, which is from February 28, 2023 (the “Effective Date”) until the earlier of (i) the day that Zymeworks BC receives written notice from Daiichi Sankyo confirming that Daiichi Sankyo has completed such additional research and (ii) eighteen months after the Effective Date. Daiichi Sankyo will also have the right to terminate the Termination and License Agreement early in its sole discretion upon advance written notice to Zymeworks BC. The Termination and License Agreement has no impact on the License Agreement, dated May 14, 2018, by and between Daiichi Sankyo and Zymeworks BC, which remains in full force and effect.

In April 2023, our subsidiary, Zymeworks BC Inc. (“Zymeworks BC”), Zymeworks Biopharmaceuticals Inc. (“ZBI”), a subsidiary of Zymeworks BC, Zymeworks Zanidatamab Inc., a subsidiary of ZBI formed in December 2022 focused on the development program for zanidatamab, and Jazz Pharmaceuticals, Inc., an affiliate of Jazz, entered into a Stock and Asset Purchase Agreement (the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, we will take a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz and its affiliates by transferring certain assets, contracts and employees associated with the zanidatamab development program to Jazz Inc. and its affiliates. We anticipate that the transactions contemplated by the Transfer Agreement, including the amendment and restatement of the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program, will occur in May 2023. “Program” refers to (i) ongoing clinical trials in certain sites in South Korea that are the responsibility of Zymeworks BC under the Original Jazz Collaboration Agreement and (ii) clinical trials for zanidatamab, other than the studies referenced in (i), initiated by Zymeworks BC in the Territory prior to the execution of the Original Jazz Collaboration Agreement.
There have not been any material changes to the key terms of any of our licensing and collaboration agreements, since December 31, 2022, except as noted above. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Excluding research and development expenses related to our zanidatamab program, which expenses we expect to decrease significantly in future quarters following the closing of the transactions contemplated by the Transfer Agreement and our entry into the Amended Jazz Collaboration Agreement (as defined below), we expect our research and development expenses related to our non-zanidatamab programs to increase in the future, subject to periodic fluctuations, as we continue to advance, expand and complete the clinical development of our product candidates, support our ongoing collaborations, and conduct our ongoing preclinical research activities.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2022.
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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2023 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2023 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2023	2022

Revenue from research and collaborations	$35.6	$1.9	$33.7	1,774%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $33.7 million in the three months ended March 31, 2023 compared to the same period in 2022. Revenue for the three months ended March 31, 2023 included $34.4 million revenue for development support and drug supply payments from Jazz and $1.2 million from our partners for research support and other payments. Revenue for the same period in 2022 included $1.9 million from our partners for research support and other payments.
In connection with our entry into the Transfer Agreement and the anticipated Amended Jazz Collaboration Agreement, we expect that revenue in future quarters for development support and drug supply payments from Jazz will decrease significantly compared to revenue for the three months ended March 31, 2023, though we will remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement. The expected decrease in revenue reflects the transfer of responsibility for the Program to Jazz pursuant to the Amended Jazz Collaboration Agreement with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.

Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2023	2022

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$23.4	$38.6	$(15.2)	(39)%
Zanidatamab zovodotin	1.5	1.6	(0.1)	(6)%
Preclinical and other research programs	4.3	0.5	3.8	760%
	29.2	40.7	(11.5)	(28)%
Unallocated departmental research and development expenses:
Salaries and benefits	11.4	18.3	(6.9)	(38)%
Stock-based compensation (recovery) expense	0.4	(3.2)	3.6	113%
Other unallocated expenses	4.9	6.7	(1.8)	(27)%
Research and development expense (1)	$45.9	$62.5	$(16.6)	(27)%
(1) Excluding zanidatamab, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing preclinical research activities.
Research and development expense decreased by $16.6 million in the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, research and development expense included non-cash stock-based compensation expense of $0.4 million comprised of a $0.4 million expense from equity classified awards (three months ended March 31, 2022 – $2.7 million recovery) and a nominal expense related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (three months ended March 31, 2022 - $0.5 million recovery). Excluding stock-based compensation expense, research and development expense decreased by $20.2 million or 31% in the three months ended March 31, 2023 compared to the same period in 2022. The decrease was related primarily due to lower manufacturing and CRO expenses partially offset by an increase in clinical investigator costs for zanidatamab and an increase in preclinical expenses compared to the same period in 2022. In addition, salaries and benefits expenses decreased compared to the same period in 2022, due to lower headcount in 2023 and due to lower non-recurring severance expenses.
In connection with our entry into the Transfer Agreement and the anticipated entry into the Amended Jazz Collaboration Agreement, over the longer term we expect that research and development expenses relating to zanidatamab in future quarters following the closing of the transactions contemplated by the Transfer Agreement and our entry into the Amended Jazz Collaboration Agreement will decrease significantly compared to zanidatamab-related research and development expenses for the three months ended March 31, 2023, which decrease reflects the transfer of responsibility for the Program to Jazz pursuant to the Amended Jazz Collaboration Agreement with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz. We will remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement and are also eligible for reimbursement of certain prepayments to third parties for services or other expenses under certain of the contracts transferred to Jazz pursuant to the Transfer Agreement. Certain costs of the Program that we expect to incur will not be recovered by Zymeworks BC. Under the Amended Jazz Collaboration Agreement, we and Jazz will net the costs for which each is responsible. We expect that we and Jazz will finalize the amount of these costs by mid-2023 and that, in the aggregate, our portion of such costs will not exceed the amounts we recognized as revenue for development support and drug supply payments from Jazz in the three months ended March 31, 2023.

General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2023	2022

Salaries and benefits	$5.0	$7.9	$(2.9)	(37)%
Stock-based compensation expense (recovery)	1.7	(5.1)	6.8	133%
Professional fees, consulting and business insurance	6.6	3.7	2.9	78%
Other general and administrative expenses	3.6	5.6	(2.0)	(36)%
General and administrative expense	$16.9	$12.1	$4.8	40%
General and administrative expense increased by $4.8 million for the three months ended March 31, 2023 compared to the same period in 2022. For the three months ended March 31, 2023, general and administrative expense included non-cash stock-based compensation expense of $1.7 million comprised of a $2.4 million expense from equity classified awards (three months ended March 31, 2022 – $2.2 million recovery) and a $0.7 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended March 31, 2022 – $2.9 million recovery). Excluding stock-based compensation, general and administrative expense decreased by $2.0 million or 12% in the three months ended March 31, 2023 compared to the same period in 2022. Salaries and benefits expenses decreased compared to the same period in 2022 due to lower headcount in 2023 and due to lower non-recurring severance expenses. This was partially offset by an increase in professional fees and consulting expenses in 2023 compared to the same period in 2022.
Other Income, net

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2023	2022

Other income, net	$4.3	$—	$4.3	100%
Other income, net increased by $4.3 million for the three months ended March 31, 2023 compared to the same period in 2022. Other income, net for 2023 included $4.8 million in interest income and $0.5 million in net foreign exchange loss and other miscellaneous amounts. Other income, net for the three months ended March 31, 2022, included $0.3 million in interest income and a $0.3 million net foreign exchange loss and other miscellaneous amounts.
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
As of March 31, 2023, we had $412.4 million of cash, cash equivalents, and marketable securities, comprised of $181.6 million in cash and cash equivalents and $230.8 million in marketable securities.

Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(83.2)	$(55.4)
Investing activities	(138.2)	20.6
Financing activities	1.8	108.6
Effect of exchange rate changes on cash and cash equivalents	0.3	(0.1)
Net change in cash and cash equivalents	$(219.3)	$73.7
Operating Activities
During the three months ended March 31, 2023, cash used in operating activities was $83.2 million compared to $55.4 million for the same period in the prior year. The increase in net cash used in operating activities was primarily due to an increase in outstanding collaboration receivables due to billings during the current period, as well as decreases in accounts payable and accrued expense balances, partly due to a repayment of goods and services taxes, which was partially offset by a reduction in operating expenses.
Investing Activities
Net cash used in investing activities for the three month period ended March 31, 2023 was primarily related to net purchases of investments in marketable securities of $137.8 million and cash outflows of $0.4 million for the acquisition of property and equipment in our office and lab spaces in Canada. Net cash provided by investing activities for the three month period ended March 31, 2022 was primarily related to redemptions of short-term investments of $25.3 million partially offset by cash outflows of $4.7 million for the acquisition of property and equipment and intangible assets.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 included net proceeds of $1.5 million from stock option exercises and $0.2 million from the issuance of shares of common stock in relation to our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2022 included $107.7 million relating to net proceeds from our January 2022 public offering of equity securities and $0.9 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of May 3, 2023, 64,171,282 shares of common stock were issued and outstanding. In addition, as of May 3, 2023, we had 2,079,224 shares of common stock issuable pursuant to 2,079,224 pre-funded warrants, 4,199,451 shares of common stock issuable pursuant to 4,199,451 exercisable outstanding stock options, 4,166,240 shares of common stock issuable pursuant to 4,166,240 outstanding options that were not exercisable at that date, and 966,072 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement, we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding (the “Special Voting Preferred Stock”), enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC Inc.

shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights.

As of May 3, 2023, 773,145 Exchangeable Shares have been exchanged on a one-to-one basis for 773,145 shares of our common stock and 651,388 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 651,388 shares of our common stock.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in shares of our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-Q and our other filings with the SEC, before making an investment decision regarding shares of our common stock.
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
We are currently evaluating zanidatamab in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials, and zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. Following closing of the transactions contemplated by the Transfer Agreement, Jazz will be responsible for the conduct of ongoing and future zanidatamab trials, and our Phase 1 clinical trial of zanidatamab zovodotin will be our most advanced clinical trial. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
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
Following closing of the transactions contemplated by the Transfer Agreement and the transfer of certain personnel to Jazz Inc., we will continue to focus on the clinical development of zanidatamab zovodotin and our preclinical product candidates and general discovery efforts. If we are successful in advancing the development of these clinical or preclinical product candidates, we will need to evaluate any organizational hiring needs for additional clinical operations personnel and other personnel with later-stage development experience that we may not have needed in the absence of the completion of the transactions contemplated by the Transfer Agreement. Identifying, recruiting and hiring such personnel can be time-consuming and we may be unsuccessful in any hiring efforts or may be delayed in such efforts, which could delay our clinical development activities.
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
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may also approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-

marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
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
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including delays or disruptions due to the COVID-19 pandemic, travel restrictions, staffing shortages, government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In response to the COVID-19 pandemic and travel restrictions, the FDA has issued industry guidance regarding plans to employ remote interactive evaluations and risk management methods, among other considerations, to meet user fee commitments and goal dates as well as plans toward resuming standard operational levels. In April 2023, President Biden signed legislation that will end the COVID-19 national emergency on May 11, 2023. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. However, if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
The Biologics Price Competition and Innovation Act of 2009, which is included in the 2010 Patient Protection and Affordable Care Act (“PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
•submission of IND or foreign equivalent applications, or other regulatory applications, for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
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
U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2023, expands the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. While limited CCPA exemptions may apply to portions of our business, the recency of these laws’ implementing regulations and the California Attorney General’s enforcement activity means obligations under these laws could evolve in the future, which may increase our compliance costs and potential liability. Many similar privacy and security laws have been proposed at the federal level and in other states, certain of which have been enacted, including such laws in Colorado, Connecticut, Utah, Virginia and Iowa. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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
Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal information protection. On July 16, 2020, the Court of Justice of the European Union (“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal information from the EEA to the United States. While the European Union (“EU”) standard contractual clauses (“EU SCCs”) remain a valid mechanism to transfer personal information to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA. Also, the EU has issued updated EU SCCs, and the UK has issued its own standard contractual clauses (the “UK SCCs”), which each are required to be implemented over time. Although we do not transfer personal data from the EEA to the United States via the Privacy Shield, the CJEU’s decision means that the status of transfers of personal information from the EEA and other regions, including the UK, to the United States is subject to significant regulatory uncertainty. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised EU SCCs and new UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Under the Consolidated Appropriations Act 2023, the 2% Medicare sequester is extended for the first six months of fiscal year 2032 and revises the sequester percentage up to 2% for fiscal years 2030 and 2031. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the year ended December 31, 2021 was $211.8 million, while net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. Our net loss for the three months ended March 31, 2023 was $24.4 million. As of March 31, 2023, our accumulated deficit was $583.1 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We are currently advancing two of our product candidates through clinical development as well as other potential product candidates through discovery and preclinical development. Following closing of the transactions contemplated by the Transfer Agreement, Jazz will be responsible for the conduct of ongoing and future zanidatamab trials, and our Phase 1 clinical trial of zanidatamab zovodotin will be our most advanced clinical trial. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeiGene provide for additional future funding for our lead asset, zanidatamab, we will continue to require additional funding to complete the development and commercialization of zanidatamab zovodotin, and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. For example, in January 2022, we began implementing a Company-wide reduction in workforce to help achieve a more cost-efficient organization, which we believe will enhance our ability to execute on our key priorities. While we completed the reduction in workforce by the end of 2022, the full impact of the reduction in workforce is not yet known.
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
Risks Related to Our Dependence on Third Parties
We depend on our collaborative relationship with Jazz to further develop and commercialize zanidatamab, and if our relationship is not successful or is terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
In October 2022, Zymeworks BC entered into a license and collaboration agreement (the “Original Jazz Collaboration Agreement”) with Jazz, under which Jazz has development and commercialization rights of zanidatamab throughout the world, but excluding certain territories already covered by Zymeworks BC’s agreement with BeiGene. Pursuant to the terms of the agreement, we received a $50 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and a further payment of $325 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01. We are also eligible to receive additional milestone payments upon achievement of certain regulatory and commercial milestones, as well as tiered royalties on Jazz’s net sales of licensed products. We will depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Original Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Following receipt of the initial payments totaling $375 million, any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Original Jazz Collaboration Agreement.
In April 2023, certain of our subsidiaries entered into the Transfer Agreement with an affiliate of Jazz. Pursuant to the terms of the Transfer Agreement, we will take a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates. As part of the transactions contemplated by the Transfer Agreement, at the Closing, Zymeworks BC and Jazz will amend and restate the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, will be unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz Inc. pursuant to the Transfer Agreement) incurred following the Closing will be directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. However, certain costs of the Program we expect to incur will not be recovered by us. Under the Amended Jazz Collaboration Agreement, we and Jazz will net the costs for which each is responsible. These costs are expected to be finalized by the parties by mid-2023. Other material terms in the Amended Jazz Collaboration Agreement also will remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions.
We and Jazz anticipate that the closing of the Transfer Agreement transactions and entry into the Amended Jazz Collaboration Agreement are expected to occur in May 2023. We cannot be certain that the closing will occur in the anticipated timeframe or at all. Until the closing occurs, our relationship with Jazz will continue to be governed by the Original Jazz Collaboration Agreement. If the closing does not occur or if it is substantially delayed, we will not be able to realize the potential benefits contemplated by the Transfer Agreement transactions and the Amended Jazz Collaboration Agreement. Even if the closing does occur, we cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz.
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
•changes in key management personnel at Jazz; and
•possible disagreements with Jazz regarding the agreement, for example, with regard to ownership of intellectual property rights or program costs and reimbursement matters.
If either we or Jazz fail to perform our respective obligations, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a material adverse effect on our business.
Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab, or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of ongoing or future clinical trials. If Jazz decides to terminate the Original Jazz Collaboration Agreement, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system will be introduced on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of this system. Under the unitary patent system, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the Unitary Patent Court (UPC). As the

UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC will have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC will be potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
On October 13, 2022, the Redomicile Transactions were completed, which were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among Zymeworks BC, us, CallCo and ExchangeCo. Pursuant to the terms of the Restated and Amended Transaction Agreement, we, Zymeworks BC, CallCo and ExchangeCo agreed, among other things, to use reasonable efforts to take certain corporate steps and actions, as may be necessary or desirable, to effect and implement certain post-arrangement transactions following the implementation of the arrangement under the Business Corporations Act (British Columbia) (the “Post-Arrangement Transactions”), including the movement of certain subsidiaries of Zymeworks BC so that they become our directly, wholly-owned subsidiaries. Following Zymeworks BC’s entry into the Original Jazz Collaboration Agreement, we reevaluated the potential impacts of completing the Post-Arrangement Transactions and have determined that completing the Post-Arrangement Transactions as contemplated in the Restated and Amended Transaction Agreement would result in negative tax consequences. As a result, we are evaluating alternatives to the previously contemplated Post-Arrangement Transactions with our advisors. We cannot be certain that we will be able to identify and implement an alternative set of post-arrangement transactions. Even if we do identify an alternative set of post-arrangement transactions, we cannot be certain that such alternative will result in a more tax-efficient or operationally-efficient organizational structure. While we are evaluating alternative approaches, our current organizational structure may result in certain tax and operational inefficiencies that may adversely affect our business, financial condition and results of operations.
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
As of March 31, 2023, we had 304 full-time employees, which includes employees that we expect to transfer to Jazz or a Jazz affiliate in connection with the closing of the Transfer Agreement transactions. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase following the closing of the of the Transfer Agreement transactions and as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•the success of our partnerships, including our and Jazz’s ability and efforts to collaborate to develop and commercialize zanidatamab in the territories covered by the Original Jazz Collaboration Agreement;
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 54.4% of our outstanding common stock as of March 31, 2023. Our directors and executive officers beneficially own, in the aggregate, approximately 1.8% of our outstanding common stock as of March 31, 2023. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
•delaying, deferring, or preventing a change in control;
•entrenching our management or the board of directors;
•impeding a merger, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.
We qualify as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common stock less attractive to investors.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

10.1 #
Separation and Release Agreement by and between Zymeworks Biopharmaceuticals Inc. and Neil Josephson, dated March 3, 2023 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.2 *	Termination and License Agreement by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd., effective as of February 28, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): March 31, 2023 (unaudited) and December 31, 2022 (audited), (ii) Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month periods ended March 31, 2023 and 2022 (unaudited), (iii) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three month periods ended March 31, 2023 and 2022 (unaudited), (v) Interim Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2023 and 2022 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited)

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
	Date:	May 8, 2023

By:	/s/ Christopher Astle
	Name:	Christopher Astle
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 8, 2023