Form 10-Q
period 2023-06-30
Zymeworks Inc.
filed 2023-08-10
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of August 9, 2023 was 67,826,689.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2023

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
i

•our ability to achieve milestones and receive associated milestone payments pursuant to the terms of our collaboration agreements, including the Amended Jazz Collaboration Agreement (as defined below);
•the extent to which our business may be adversely affected by pandemics or other health crises;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2023

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$142,100	$400,912
Short-term investments (note 5)	197,989	91,320
Accounts receivable	48,819	33,400
Prepaid expenses and other current assets	31,428	19,074
Total current assets	420,336	544,706
Deferred financing fees	—	10
Long-term investments (note 5)	92,235	886
Long-term prepaid assets	7,912	15,729
Deferred tax asset	1,359	1,345
Property and equipment, net	22,375	24,713
Operating lease right-of-use assets	20,796	22,937
Intangible assets, net	7,397	8,755
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$602,054	$648,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$69,919	$87,468
Income tax payable	1,158	840
Fair value of liability classified stock options	1,060	1,642
Current portion of operating lease liability (note 11)	3,645	3,322
Deferred revenue and other consideration (note 9)	17,764	2,353
Total current liabilities	93,546	95,625
Long-term portion of operating lease liability (note 11)	23,488	24,667
Deferred revenue (note 9)	30,588	30,588
Other long-term liabilities (note 7)	3,597	3,101
Deferred tax liability	1,916	1,788
Total liabilities	153,135	155,769
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at June 30, 2023 and December 31, 2022, respectively; 67,687,384 and 63,059,501 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively (note 8)	929,396	886,322
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of June 30, 2023 and December 31, 2022 (note 8b).	—	—
Exchangeable shares, no par value, 651,388 and 1,424,533 issued and outstanding shares at June 30, 2023 and December 31, 2022, respectively (note 8b)	9,347	20,442
Additional paid-in capital	152,257	151,614
Accumulated other comprehensive loss	(7,813)	(6,659)
Accumulated deficit	(634,268)	(558,763)
Total stockholders’ equity	448,919	492,956
Total liabilities and stockholders’ equity	$602,054	$648,725
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Research and development collaborations (note 9)	$7,002	$5,442	$42,580	$7,358
Operating expenses:
Research and development	39,408	56,022	85,320	118,532
General and administrative	21,708	15,243	38,655	27,335
Total operating expenses	61,116	71,265	123,975	145,867
Loss from operations	(54,114)	(65,823)	(81,395)	(138,509)
Other income:
Interest income	4,825	436	9,630	738
Other (expense) income, net (note 10)	(209)	759	(696)	444
Total other income, net	4,616	1,195	8,934	1,182
Loss before income taxes	(49,498)	(64,628)	(72,461)	(137,327)
Income tax (expense) recovery	(1,654)	9	(3,044)	83
Net loss	(51,152)	(64,619)	(75,505)	(137,244)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of tax of nil (note 5)	(1,874)	—	(1,154)	—
Total other comprehensive loss	(1,874)	—	(1,154)	—
Comprehensive loss	$(53,026)	$(64,619)	$(76,659)	$(137,244)

Net loss per common share (note 4):
Basic	$(0.76)	$(0.97)	$(1.13)	$(2.15)
Diluted	$(0.76)	$(0.97)	$(1.13)	$(2.15)

Weighted-average common stock outstanding (note 4):
Basic	67,281,028	66,353,279	67,011,664	63,874,097
Diluted	67,284,511	66,354,784	67,014,794	63,880,076

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss (income)	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of options	—	—	—	—	203,239	2,649	—	—	(1,001)	1,648
Issuance of common stock through employee stock purchase plan	—	—	—	—	50,420	371	—	—	—	371
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	2,965	132	—	—	(132)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(767,645)	(11,016)	767,645	11,016	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,196	2,196
Net loss	—	—	—	—	—	—	(24,353)	—	—	(24,353)
Other comprehensive income (note 5)	—	—	—	—	—	—	—	720	—	720
Balance at March 31, 2023	1	$—	656,888	$9,426	64,083,770	$900,490	$(583,116)	$(5,939)	$152,677	$473,538
Issuance of common stock on exercise of options	—	—	—	—	202,048	2,129	—	—	(697)	1,432
Issuance of common stock upon vesting of RSUs	—	—	—	—	46,066	465	—	—	(465)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(5,500)	(79)	5,500	79	—	—	—	—
Issuance of common stock in connection with at-the-market ("ATM") program, net of issue costs (note 8a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Stock-based compensation	—	—	—	—	—	—	—	—	742	742
Net loss	—	—	—	—	—	—	(51,152)	—	—	(51,152)
Other comprehensive loss (note 5)	—	—	—	—	—	—	—	(1,874)	—	(1,874)
Balance at June 30, 2023	1	$—	651,388	$9,347	67,687,384	$929,396	$(634,268)	$(7,813)	$152,257	$448,919

The accompanying notes are an integral part of these financial statements

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common stock on exercise of options	—	—	—	—	2,112	20	—	—	(8)	12
Issuance of common stock through employee stock purchase plan	—	—	—	—	61,801	1,361	—	—	—	1,361
Issuance of common stock upon vesting of restricted stock units RSUs	—	—	—	—	37,398	1,382	—	—	(1,382)	—
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (notes 8a and 8c)	—	—	—	—	11,035,000	82,549	—	—	24,985	107,534
Stock-based compensation recovery	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net loss	—	—	—	—	—	—	(72,625)	—	—	(72,625)
Balance at March 31, 2022	—	$—	—	$—	57,770,246	$826,459	$(755,729)	$(6,659)	$218,373	$282,444
Issuance of common stock on exercise of options	—	—	—	—	1,257	11	—	—	(4)	7
Issuance of common stock upon vesting of restricted stock units RSUs	—	—	—	—	958	27	—	—	(27)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,450	4,450
Net loss	—	—	—	—	—	—	(64,619)	—		(64,619)
Balance at June 30, 2022	—	$—	—	$—	57,772,461	$826,497	$(820,348)	$(6,659)	$222,792	$222,282

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(75,505)	$(137,244)
Items not involving cash:
Depreciation of property and equipment	3,525	3,683
Amortization of intangible assets	1,357	320
Stock-based compensation expense (recovery)	2,692	(5,282)
Amortization of operating lease right-of-use assets	2,535	3,500
Deferred income tax expense	115	470
Change in fair value of contingent consideration liability	499	(250)
Unrealized foreign exchange loss (gain)	139	(434)
Changes in non-cash operating working capital:
Accounts receivable	(15,417)	11,476
Prepaid expenses and other current assets	(6,003)	(127)
Accounts payable and accrued liabilities	(17,575)	13,550
Operating lease liabilities	(1,681)	102
Deferred revenue and other consideration	15,411	—
Income taxes payable	318	—
Net cash used in operating activities	(89,590)	(110,236)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 8a)	26,233	107,534
Issuance of common stock on exercise of stock options (note 8d)	2,907	19
Issuance of common stock through employee stock purchase plan (note 8e)	236	863
Deferred financing fees	(27)	(76)
Finance lease payments	(9)	(9)
Net cash provided by financing activities	29,340	108,331
Cash flows from investing activities:
Purchases of marketable securities	(366,255)	(68,226)
Proceeds from marketable securities	168,547	75,320
Acquisition of property and equipment	(1,188)	(6,821)
Acquisition of intangible assets	—	(1,629)
Net cash used in investing activities	(198,896)	(1,356)
Effect of exchange rate changes on cash and cash equivalents	334	43
Net change in cash and cash equivalents	(258,812)	(3,218)
Cash and cash equivalents, beginning of period	400,912	201,867
Cash and cash equivalents, end of period	$142,100	$198,649
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$394	$72
Acquisition of property and equipment in accounts payable and accrued liabilities	—	1,003
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Notes to the Interim Condensed Consolidated Financial Statements
(unaudited)
(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of Operations
Zymeworks Inc. together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks BC Inc. ("Zymeworks BC"), (previously known as "Zymeworks Inc.") was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
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
On July 15, 2022, the Company announced its intention to become a Delaware corporation, subject to receipt of necessary shareholder, stock exchange, and court approvals (the "Redomicile Transactions"). The Redomicile Transactions were completed on October 13, 2022. On October 13, 2022, the Company changed its name to Zymeworks BC. Unless the context otherwise requires or otherwise expressly states, all references in the accompanying consolidated financial statements to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) and its subsidiaries.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022.

All amounts expressed in the interim condensed consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars.
Certain prior period amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
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

4. Net loss per share
Net loss per share for the three and six months ended June 30, 2023 and 2022 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders:
Basic	$(51,152)	$(64,619)	$(75,505)	$(137,244)
Adjustment for change in fair value of liability classified stock options	(49)	(2)	(109)	(199)
Diluted	$(51,201)	$(64,621)	$(75,614)	$(137,443)

Denominator:
Weighted-average common stock outstanding:
Basic	67,281,028	66,353,279	67,011,664	63,874,097
Adjustment for dilutive effect of liability classified stock options	3,483	1,505	3,130	5,979
Diluted	67,284,511	66,354,784	67,014,794	63,880,076

Net loss per common share – basic	$(0.76)	$(0.97)	$(1.13)	$(2.15)
Net loss per common share – diluted	$(0.76)	$(0.97)	$(1.13)	$(2.15)
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
Long-term investments at June 30, 2023 consist of debt securities with remaining maturities exceeding twelve months and equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2022 - $886). As the Company's investments in equity securities do not have readily determinable fair value, they are carried at cost, less any impairment, including any adjustments resulting from observable price changes.
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

	June 30, 2023
	Amortized Cost	Unrealized Loss	Fair Value
Short-term investments:
GICs and mutual funds	$93,451	$—	$93,451
U.S. Treasury notes	34,841	—	34,841
Corporate debt securities	69,745	(48)	69,697
	198,037	(48)	197,989
Long-term investments:
U.S. Treasury notes	15,705	(9)	15,696
Corporate debt securities	76,750	(1,097)	75,653
Equity securities	886	—	886
	93,341	(1,106)	92,235

	$291,378	$(1,154)	$290,224
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment was $17,628 at both June 30, 2023 and December 31, 2022. The Company concluded that there were no impairment indicators related to IPR&D as of June 30, 2023.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2022. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2022, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2023.

7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	June 30, 2023	December 31, 2022
Trade payables	$14,526	$7,863
Accrued research and development expenses	43,061	39,358
Goods and services tax payable	—	16,244
Employee compensation and vacation accruals	4,506	14,365
Accrued legal and professional fees	6,735	7,799
Other	1,091	1,839
Total	$69,919	$87,468
Other long-term liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Liability for contingent consideration (note 13)	$1,747	$1,248
Liability from in-licensing agreements	1,047	1,047
Finance lease liability (note 11)	122	124
Other	681	682
Total	$3,597	$3,101
8. Stockholders’ Equity
a.Equity Offerings
2023 ATM financing
On June 16, 2023, the Company sold 3,350,000 common shares pursuant to the Company's at-the-market sale program, at $8.12 per common share. Net proceeds were $26,233 after underwriting commissions and offering expenses.
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of June 30, 2023, there were 651,388 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2022: 1,424,533). We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
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
On August 23, 2022, October 25, 2022 and October 27, 2022, a total of 6,502,737 pre-funded warrants were exercised in exchange for issuance of 6,502,675 common shares. As of June 30, 2023, there were 2,079,224 pre-funded warrants outstanding (December 31, 2022: 2,079,224).
d.Stock-Based Compensation
In connection with redomicile transactions in 2022, Zymeworks BC. assigned to the Company, and the Company assumed, all of Zymeworks BC’s rights and obligations under each of the stock-based compensation plans, as described below, and such plans became the Company’s stock-based compensation plans, with each outstanding award assumed by the Company and deemed exchanged for equivalent awards of the Company, except that the security issuable upon exercise or settlement, as applicable, will be shares of common stock of the Company rather than common shares of Zymeworks BC.
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of June 30, 2023, 4,599,349 shares of common stock were available for future award grants under the New Plan (December 31, 2022: 3,205,132 shares of common stock).
On January 5, 2022, board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the "Inducement Plan") and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of June 30, 2023, 50,000 shares of common stock were available for future award grants under this plan (December 31, 2022: 50,000).

RSUs
The following table summarizes the Company's RSU activity under the New Plan since December 31, 2022:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2022	227,223	17.36
Granted	864,100	8.03
Vested and settled	(78,699)	19.21
Forfeited	(214,861)	10.70
Outstanding, June 30, 2023	797,763	8.86
As of June 30, 2023, there was $3,776 of unamortized RSU expense that will be recognized over a weighted average period of 1.71 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	2,147,141	19.02	14.03	6.29	1,460	1,078
Granted	—	—	—
Exercised	(244,196)	11.56	8.61
Forfeited	(173,554)	20.39	15.12
Outstanding, June 30, 2023	1,729,391	19.93	15.05	5.97	1,629	1,231
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	5,565,145	17.10	7.86	1,928
Granted	1,901,900	8.20
Exercised	(133,134)	6.71
Forfeited	(1,249,422)	17.23
Outstanding, June 30, 2023	6,084,489	14.51	7.87	3,382
During the six months ended June 30, 2023, the Company received cash proceeds of $2,907 from stock options exercised.
The stock options outstanding at June 30, 2023 expire at various dates from January 1, 2024 to June 29, 2033.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expense:
Stock-based compensation (recovery) expense for equity classified instruments	$(1,081)	$1,971	$(640)	$(776)
Change in fair value of liability classified instruments	(4)	(300)	—	(774)
	$(1,085)	$1,671	$(640)	$(1,550)
General and administrative expense:
Stock-based compensation expense (recovery) for equity classified instruments	$1,725	$1,281	$4,111	$(951)
Change in fair value of liability classified instruments	(314)	(163)	(968)	(3,039)
	$1,411	$1,118	$3,143	$(3,990)
Finance income:
Change in fair value of liability classified instruments	(15)	(2)	(8)	(32)
	$(15)	$(2)	$(8)	$(32)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $1,088 and $1,743 for the three and six months ended June 30, 2023 (2022: $477 and recovery of $126).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022
Dividend yield	0%	0%
Expected volatility	67.7%	77.3%
Risk-free interest rate	3.80%	1.89%
Expected average life of options	6.05 years	5.94 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at June 30, 2023 and 2022 are as follows:

	June 30, 2023	June 30, 2022
Dividend yield	0%	0%
Expected volatility	79.3%	73.3%
Risk-free interest rate	4.50%	3.09%
Expected average option term	1.68 years	2.01 years
Number of liability classified stock options outstanding	512,155	811,069
At June 30, 2023, the unamortized compensation expense related to unvested options was $10,205. The remaining unamortized compensation expense as of June 30, 2023 will be recognized over a weighted-average period of 1.64 years.
e.Employee Stock Purchase Plan
On April 10, 2017, the Company’s shareholders approved an employee stock purchase plan (“ESPP”) which became effective immediately prior to the consummation of the Company’s IPO. As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three and six months ended June 30, 2023, the Company recorded compensation expense of $56 and $197, respectively (2022: $107 and $290) in research and development expense and general and administrative expense accounts. As of June 30, 2023, the total amount contributed by ESPP participants and not yet settled is $398 (December 31, 2022: $287).
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Jazz Pharmaceuticals Ireland Limited
Development support payments	$26,564	$—	$57,459	$—
Credit for program amendments	(20,100)	—	(20,100)	—
Drug supply	—	—	3,528	—
Atreca, Inc. ("Atreca")
Research license fee relating to licensing agreement	—	5,000	—	5,000

Research support and other payments from other partners	538	442	1,693	2,358
	$7,002	$5,442	$42,580	$7,358
Since December 31, 2022, there have not been any material changes to the key terms of our collaboration and license agreements, except the amendment of Jazz Collaboration Agreement and the termination of the Collaboration and Cross License Agreement between Zymeworks BC and Daiichi Sankyo, dated September 26, 2016 (“2016 Daiichi Collaboration Agreement”) as described below:
On April 25, 2023, Zymeworks BC, a subsidiary of the Company, Zymeworks Biopharmaceuticals Inc. (“ZBI”), a subsidiary of Zymeworks BC, Zymeworks Zanidatamab Inc. (“ZZI”), a subsidiary of ZBI formed in December 2022 focused on the Company’s development program for zanidatamab, and Jazz Pharmaceuticals, Inc. (“Jazz Inc.”), entered into a Stock and Asset Purchase Agreement (the “Transfer Agreement”). Under the Transfer Agreement, (i) Jazz Inc. acquired from ZBI 100% of the issued and outstanding capital stock of ZZI, (ii) Jazz Inc. engaged certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and (iii) Zymeworks BC and ZBI transferred to Jazz Inc. or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that work on the Program (as defined below). In addition, Jazz Inc. acquired from Zymeworks BC and ZBI certain contracts related to the Program, organizational documents and other records of ZZI, certain regulatory filings related to the Program, certain other books, records and other files, documents and information related to the Program, and certain employment records of service providers to be employed by Jazz Inc. and its affiliates following the Closing (as defined below). Subject to the terms and conditions of the Transfer Agreement, Jazz Inc. assumed certain liabilities that arise following the Closing related to the acquired assets and the Program, including with respect to transferred service providers.
Zymeworks BC and Jazz Pharmaceuticals Ireland Limited (an affiliate of Jazz Inc.) (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) amended and restated the license and collaboration agreement dated October 18, 2022 by and between Zymeworks BC and Jazz (the “Original Jazz Collaboration Agreement”) (as amended the “Amended Jazz Collaboration Agreement”) to reflect the transfer of responsibility for the Program. Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, was unchanged, except that the costs of the Program (including ongoing costs related to the transferred service providers) incurred following the Closing was directly borne by Jazz instead of being incurred by Zymeworks BC and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. As part of the amendments to the Amended Collaboration Agreement, the Company agreed to provide a credit to Jazz of $20,100, which has been recognized as a credit to revenue for the three and six months ended June 30, 2023. “Program” refers to (i) ongoing clinical trials in certain sites in South Korea that are the responsibility of Zymeworks BC under the Original Jazz Collaboration Agreement and (ii) clinical trials for zanidatamab, other than the studies referenced in (i), initiated by Zymeworks BC in the Territory (as defined in the Original Jazz Collaboration Agreement) prior to the execution of the Original Jazz Collaboration Agreement.

The consummation of the transactions contemplated by the Transfer Agreement, including the execution of the Amended Jazz Collaboration Agreement, occurred in May 2023 (the “Closing”). In connection with the Closing, the parties entered into a transition services agreement pursuant to which Zymeworks BC and ZBI provide to Jazz Inc. and Jazz Inc. provides to Zymeworks BC and ZBI certain services to support the transfer of the acquired assets and the Program on a transitional basis.
At June 30, 2023, contract liabilities under the Amended Jazz Collaboration Agreement include $15,411 received in relation to the transfer of prepaid contract costs to Jazz in accordance with the Transfer Agreement.
Termination of 2016 Daiichi Collaboration Agreement:
The termination of the 2016 Daiichi Collaboration Agreement did not have any financial impact during the six months ended June 30, 2023, and it has no impact on the License Agreement, dated May 14, 2018, by and between Daiichi Sankyo and Zymeworks BC, which remains in full force and effect.
For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2022.
At June 30, 2023, total contract assets from research, collaboration and licensing agreements were nil (December 31, 2022: $3,000 which is presented within accounts receivable) and total contract liabilities were $48,352 (December 31, 2022: $32,941). Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the six months ended June 30, 2023, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (six months ended June 30, 2022: nil). Amounts not expected to be recognized as revenue in the next twelve months from June 30, 2023 have been classified as long-term deferred revenue.
10. Other (expense) income, net
Other (expense) income, net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Foreign exchange (loss) gain, net	$(439)	$723	$(895)	$361
Other	230	36	199	83
	$(209)	$759	$(696)	$444

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

The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2023	December 31, 2022
Operating lease liabilities:
Current portion	$3,645	$3,322
Long-term portion	23,488	24,667
Total operating lease liabilities	27,133	$27,989
Finance lease liabilities:
Current portion	12	16
Long-term portion	122	124
Total finance lease liabilities	134	140
Total lease liabilities	$27,267	$28,129
Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2023 were $1,174 and $2,315, respectively, and were included in net cash used in operating activities in the consolidated statement of cash flows.
As of June 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,729
1 to 2 years	4,796
2 to 3 years	4,653
3 to 4 years	4,163
4 to 5 years	3,167
Thereafter	10,325
Total operating lease payments	31,833
Less:
Imputed interest	(4,700)
Operating lease liabilities	$27,133
As of June 30, 2023, the weighted average remaining lease term is 7.4 years and the weighted average discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 3.0% for leases in U.S. dollars.
During the six months ended June 30, 2023, the Company incurred total operating lease expenses of $2,170 (2022: $4,997), which included lease expenses associated with fixed lease payments of $1,335 (2022: $4,837), and variable payments associated with common area maintenance and similar expenses of $835 (2022: $160).
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
The carrying values of cash and cash equivalents, investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at June 30, 2023, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and GICs	$142,100	$142,100	$—	$—
Investments:
GICs and mutual funds	93,451	93,451	—	—
U.S. Treasury notes	50,537	50,537	—	—
Corporate debt securities	145,350	—	145,350	—
Total	$431,438	$286,088	$145,350	$—

Liabilities
Liability for contingent consideration (note 13)	1,747	—	—	1,747
Total	$1,747	$—	$—	$1,747

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Cash and GICs	$400,912	$400,912	$—	$—
Investments:
GICs	91,320	91,320	—	—
Total	$492,232	$492,232	$—	$—

Liabilities
Liability for contingent consideration (note 13)	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended June 30, 2023	$1,747	$—	$—	$1,747
Six months ended June 30, 2023	$1,248	$499	$—	$1,747

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
At June 30, 2023, the maximum exposure to credit risk for accounts receivable was $48,819, 94% of which was from Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2022: $33,400) and all accounts receivable are due within the next 12 months. As at June 30, 2023 and December 31, 2022, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At June 30, 2023, the Company’s net monetary assets denominated in Canadian dollars were $1,353 (C$1,707).
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8.5 million, consisting of (i) a C$2.5 million payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6.0 million payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of June 30, 2023, the contingent consideration had an estimated fair value of $1,747, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2022: $1,248). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
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
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting to each of BeiGene and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene-amplified biliary tract cancers (“BTC”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“GEA”) in combination with chemotherapy with or without BeiGene’s tislelizumab. These also include proof of concept trials in (i) first-line locally advanced or metastatic HER2-positive colorectal cancer, GEA, or BTC in combination with standard of care chemotherapy, (ii) first-line locally advanced or metastatic HER2-positive GEA in combination with tislelizumab and chemotherapy, (iii) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (iv) previously treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, (v) previously treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s evorpacept (ALX148), and (vi) locally advanced (unresectable) and/or metastatic HER2-expressing cancers in Japanese patients.

Our second product candidate, zanidatamab zovodotin (formerly known as “ZW49”), combines the unique biparatopic antibody design of zanidatamab with our ZymeLink auristatin antibody-drug conjugate (“ADC”) technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. In January 2023, we announced our intent to continue development of zanidatamab zovodotin at the recommended phase two dose (“RP2D”) of 2.5 mg/kg dosed every three weeks. Before the end of 2023, we expect to present additional data from our Phase 1 clinical trial that further supports this RP2D and enrollment in a Phase 2 study.

We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas with an emphasis on developing ADC and multispecific antibody therapeutics (“MSAT”) candidates. Our pipeline of preclinical product candidates includes three programs nominated for development, ZW191, ZW171 and ZW220. We expect to submit investigational new drug (“IND”) or foreign equivalent applications in 2024 for ZW191 and ZW171, and in the first half of 2025 for ZW220. We also have multiple early-stage preclinical programs in development. The three nominated programs are as follows:
•ZW191, is an ADC that targets folate receptor alpha expressing tumors including ovarian, other gynecological, and non-small cell lung cancers ("NSCLC"). ZW191 is built using our drug conjugate platforms, including our novel topoisomerase inhibitor (“TOPO1i”)-based payload technology. The folate receptor alpha monoclonal antibody incorporated in ZW191 was generated in-house and selected based on enhanced internalization characteristics to enable targeting of high, mid, and low levels of folate alpha receptor expression;
•ZW171 is a multispecific antibody built using our Azymetric platform and is a novel 2 + 1 format T-cell engaging multispecific antibody targeting pancreatic, mesothelioma, ovarian, and other mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry with two single-chain fragment variable arms targeting MSLN, and one fab arm targeting CD3 to redirect the body’s natural immune system to fight cancer cells; and
•ZW220, is an ADC that targets NaPi2b-expressing non-small cell lung cancer (NSCLC) and ovarian cancer and similar to ZW191, is built using our proprietary TOPO1i-based payload technology. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was generated in-house and selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both high and low expressing NaPi2d-expressing tumors.
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

Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to June 30, 2023, we received $940.6 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of June 30, 2023, we had $431.4 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2023, combined with certain anticipated milestone payments from our existing collaborations, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $75.5 million for the six months ended June 30, 2023 and through June 30, 2023, we had an accumulated deficit of $634.3 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
Zanidatamab Clinical Program
In January 2023, we presented updated Phase 2 clinical data at the ASCO Gastrointestinal Cancers Symposium. The presentation included updated data from a clinical study evaluating zanidatamab in combination with standard of care chemotherapy in first-line HER2-expressing GEA patients. Patients had not received prior HER2-targeted agents or systemic treatment for metastatic GEA. A total of 46 patients with metastatic GEA were enrolled from 15 sites across the United States, Canada and South Korea. The data demonstrated zanidatamab combined with standard chemotherapy is a highly active treatment regimen for first-line therapy of HER2-positive metastatic GEA. In 42 patients evaluable for overall survival ("OS") receiving zanidatamab in combination with chemotherapy, the 18-month OS rate was 84% [95% confidence interval ("CI"): 68, 93], the 12-month OS rate was 88% [95% CI: 73, 95], and the median OS had not yet been reached (with 26.5 months median duration of study follow-up). These data represent the first OS data presented for a zanidatamab containing regimen. Treatment with zanidatamab resulted in a confirmed objective response rate ("cORR") of 79% [95% CI: 63, 90], a disease control rate ("DCR") of 92% [95% CI: 79, 98], with three patients achieving complete response among 38 response-evaluable patients. The median duration of response was 20.4 months [95% CI: 8.3, NE] with a median progression-free survival ("mPFS") of 12.5 months [95% CI: 7.1, NE] with 17 patients having an ongoing response at the time of data cut-off. The regimen was manageable, tolerable and consistent with the observed safety profiles reported for other standard combination regimens for patients with HER2-positive GEA. Zanidatamab was also recently selected for inclusion in the I-SPY platform trials for patients with HER2-expressing tumors in neoadjuvant treatment of locally advanced breast cancer, which continues to explore the potential use of zanidatamab in indications outside of GEA and BTC.
In June 2023, at the American Society of Clinical Oncology (ASCO) Annual Meeting Jazz and we presented updated pivotal trial data from the Phase 2b HERIZON-BTC-01 trial of the bispecific antibody zanidatamab (20 mg/kg IV every 2 weeks) in patients with HER2-amplified, locally advanced unresectable or metastatic BTC (gallbladder cancer, intra-/extra-hepatic cholangiocarcinoma) who had received prior gemcitabine-containing therapy. Patients with prior HER2-targeted therapy use were excluded from the trial. Patients (n=87) were assigned into two cohorts based on tumor immunohistochemistry ("IHC") status: Cohort 1 (n=80) included patients who were IHC 2+/3+ (HER2-amplified) and Cohort 2 (n=7) included patients who were IHC 0/1+. Tumors were assessed every 8 weeks per RECIST v1.1. The primary endpoint was cORR by independent central review ("ICR") in Cohort 1, with secondary endpoints including other efficacy and safety outcomes. In Cohort 1, cORR was 41.3% [95% CI: 30.4, 52.8] with a Kaplan Meier ("KM") estimated median duration of response ("DOR") of 12.9 months (range of 1.5 – 16.9+) by ICR assessment with a median study follow-up time of 12.4 months (range of 7 – 24). The mPFS in Cohort 1, which is new data presented at ASCO 2023, was 5.5 months [95% CI: 3.7, 7.2], with a range of 0.3 to 18.5 months. Among the 33 responding patients at the data cutoff (October 10, 2022), 16 patients (49%) had ongoing responses and 27 patients (81.8%) had a DOR of ≥16 weeks. The median time to first confirmed response was 1.8 months (range, 1.6 – 5.5). No responses were observed in Cohort 2. Zanidatamab demonstrated a manageable and tolerable safety profile, with two of the 87 patients (2.3%) experiencing adverse events leading to treatment discontinuation. There were no Grade 4 adverse events and no deaths were treatment-related. The most common adverse events were diarrhea and infusion-related reactions, which were predominately low-grade, reversible and manageable with routine supportive care. The HERIZON-BTC-01 trial is ongoing and some secondary outcome measures, including OS, are not yet mature.

At ASCO, our partner BeiGene presented updated clinical data from a phase 1b/2 study evaluating zanidatamab in combination with docetaxel as first-line therapy for patients with advanced HER2-positive breast cancer. In total, 38 patients were enrolled in the study and one patient was subsequently excluded due to non-metastatic breast cancer histology. Patients included in this analysis received 30 mg/kg (n=10) or 1800 mg (n=27) zanidatamab, in combination with docetaxel. Of the 33 efficacy-evaluable patients, the cORR was 90.9% (95% CI: 75.7, 98.1) and the DCR was 97.0% (95% CI: 84.2, 99.9). The median DOR was not estimable (95% CI: 12.1, not estimable). The 6-month progression-free survival rate was 93.9% (95% CI: 77.9, 98.4) and the 12-month rate was 73.3% (95% CI: 50.7, 86.7). As of November 22, 2022, 18 patients (48.6%) remained on treatment. The median study follow-up was 15.5 months (range: 1.1-29.3) and the median number of treatment cycles was 13 (range: 1-37). The combination of zanidatamab and docetaxel had a manageable safety profile in patients with HER2-positive breast cancer, with incidence of treatment-related adverse events consistent with previous reports.

Zanidatamab Zovodotin Clinical Program

In January 2023, we announced our plans for the continued development of zanidatamab zovodotin at the RP2D of 2.5 mg/kg every three weeks and announced that by the end of 2023, we expect to present additional data from our clinical study that further supports this RP2D. Based on the data generated to date from the Phase 1 clinical study, which has continued to enroll subjects to gather additional data for zanidatamab zovodotin monotherapy, we plan to initiate a Phase 2 clinical study of zanidatamab zovodotin plus the current standard of care in HER2 non-small cell lung cancer patients. Based on our development efforts to date and in combination with the results of this planned clinical study, we believe these results may provide the rationale for one or more registration-enabling studies of zanidatamab zovodotin before the end of 2025, which we would expect to undertake with a future collaboration partner.
In April 2023, as part of the American Association of Cancer Research Annual Meeting, we presented data from preclinical studies of zanidatamab zovodotin showing that it is a strong inducer of immunogenic cell death ("ICD") hallmarks including extracellular ATP, calreticulan, and HMGB1. Further, zanidatamab zovodotin showed promising anti-tumor activity in breast and gastric cancer patient derived xenograft models representing a range of HER2 expression. The strong anti-tumor activity and ability to induce markers of ICD support the continued investigation of zanidatamab zovodotin in a planned Phase 2 study in combination with a checkpoint inhibitor.
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

In July 2023, we selected ZW220 as our next IND candidate (or foreign equivalent), with application(s) expected to be submitted in the first half of 2025. ZW220 is built on Zymeworks' drug conjugate platform technology, and delivers a potent, bystander-active topoisomerase 1 inhibitor-based payload via a cleavable traceless linker. The monoclonal antibody in ZW220 targeting NaPi2b, a sodium-dependent transporter, was developed in-house and selected based on its favorable binding profile and enhanced internalization properties to enable targeting of both high and low expressing NaPi2d-expressing tumors. The drug-antibody-ratio (DAR) in ZW220 was designed to balance efficacy and tolerability by incorporating an average of four topoisomerase-1 inhibitor payloads per antibody.
Licensing and Collaboration Agreements
Amended Jazz Collaboration Agreement
As previously disclosed, on October 18, 2022, Zymeworks BC Inc. (“Zymeworks BC”), a subsidiary of Zymeworks Inc. (the “Company”), entered into a License and Collaboration Agreement (the “Original Jazz Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), an affiliate of Jazz Pharmaceuticals, Inc. (“Jazz Inc.”), granting Jazz exclusive rights to develop and commercialize Zymeworks BC’s proprietary bispecific HER2 antibody product candidate known as zanidatamab throughout the world, but excluding existing Asia Pacific territories (other than Japan) already governed by Zymeworks BC’s agreement with BeiGene (the “Territory”).

As previously disclosed, as part of the transactions contemplated by the Transfer Agreement (as defined below), on May 15, 2023, Zymeworks BC and Jazz entered into an Amended and Restated License and Collaboration Agreement (the “Amended Jazz Collaboration Agreement”), amending the terms and conditions of the Original Jazz Collaboration Agreement, to reflect the transfer of responsibility for the Program (as defined below) as further described below. The consummation of the transactions contemplated by the Transfer Agreement, including the execution of the Amended Jazz Collaboration Agreement, occurred on May 15, 2023 (the “Closing”).
Development, Regulatory and Manufacturing. Pursuant to the Amended Jazz Collaboration Agreement, Jazz will be solely responsible for all development and commercial activities with respect to the Licensed Products (as defined in the Amended Jazz Collaboration Agreement) in the Territory, including with respect to the Zymeworks Ongoing Studies (as defined below) and the ongoing clinical trials in certain sites in South Korea that were the responsibility of Zymeworks BC under the Original Jazz Collaboration Agreement (the “Zymeworks Korean Studies”), at Jazz’s sole cost and expense, and Jazz will be the holder of all regulatory approvals and regulatory submissions for the Licensed Products in the Territory, including with respect to the Program.
In addition to the previously disclosed manufacturing terms included in the Original Jazz Collaboration Agreement, Zymeworks BC will continue to supply zanidatamab and Licensed Product to the clinical sites engaged to perform the Program pursuant to the terms of the Amended Jazz Collaboration Agreement.
Financials. Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, will be unchanged except that the costs of the Program (including ongoing costs related to the transferred service providers) incurred following the Closing will be directly borne by Jazz instead of being incurred by Zymeworks BC and charged back to Jazz for reimbursement. Zymeworks BC remains eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement.
Licenses. Under the Amended Jazz Collaboration Agreement, the licenses granted to Jazz under the Original Jazz Collaboration Agreement, as previously disclosed, are unchanged except that Jazz’s nonexclusive license was expanded to include the right to research and develop Licensed Products outside the Territory in the performance of the portions of the Program that are conducted outside the Territory.
Exclusivity. In addition to the exclusivities included in the Original Jazz Collaboration Agreement, the Amended Jazz Collaboration Agreement prohibits Zymeworks BC from using clinical data resulting from (i) the Zymeworks Korean Studies and (ii) clinical trials for zanidatamab, other than the Zymeworks Korean Studies, initiated by Zymeworks BC in the Territory prior to the execution of the Original Jazz Collaboration Agreement (collectively, the “Zymeworks Ongoing Studies” and, together with the Zymeworks Korean Studies, the “Program”), in each case, to perform any pre-clinical development or clinical development of, or commercialize any pharmaceutical product that is directed to HER2 in the Territory, excluding zanidatamab zovodotin.
Intellectual Property. Under the Amended Jazz Collaboration Agreement, Jazz will solely own all intellectual property arising as a result of the Program, except for patentable subject matter made by or on behalf of Zymeworks BC or its affiliates prior to the effective date of the Amended Jazz Collaboration Agreement, which is owned by Zymeworks BC and licensed to Jazz pursuant to the licenses described above. The allocation of ownership of other inventions under the Original Jazz Collaboration Agreement, as previously disclosed, remains unchanged.
Other material terms in the Amended Jazz Collaboration Agreement remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions.
For additional information regarding the terms of the Original Jazz Collaboration Agreement, please refer to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2022.
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
On June 26, 2023, Dr. Natalie Sacks submitted her resignation from our Board of Directors, including the nominating and corporate governance committee and the research and development committee of the Board of Directors, effective June 30, 2023.
On June 29, 2023, our Board of Directors, upon recommendation of the nominating and corporate governance committee of the Board of Directors, appointed Carlos Campoy as a Director of the Company, effective June 30, 2023. Mr. Campoy was appointed as a Class I director with a term expiring at the Company's 2025 annual general meeting of stockholders.

On June 30, 2023, Neil Klompas stepped down from the position of President and Chief Operating Officer. In connection with Mr. Klompas’ departure, our Board of Directors appointed Kenneth Galbraith, the Company’s Chief Executive Officer and Chair of the Board of Directors, as President of the Company to succeed Mr. Klompas in the role of President of the Company, effective June 30, 2023.
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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through June 30, 2023 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships, we are eligible to receive up to $1.75 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
Through June 30, 2023, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements, excluding amounts received related to zanidatamab or zanidatamab zovodotin. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, LEO, Iconic, Merck and Atreca. Under these revenue-generating strategic partnerships and collaboration agreements, we are eligible to receive up to $2.7 billion in preclinical and development milestone payments and up to $5.7 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
In March 2023, Zymeworks BC and Daiichi Sankyo entered into a Termination and License Agreement (the “Termination and License Agreement”) relating to the Collaboration and Cross License Agreement between Zymeworks BC and Daiichi Sankyo, dated September 26, 2016, as amended on September 25, 2018, July 2, 2021, and June 6, 2022 (collectively, the “Daiichi Collaboration Agreement”). Pursuant to the Termination and License Agreement, the Daiichi Collaboration Agreement was terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Daiichi Collaboration Agreement that accrued prior to the termination or provisions of the Daiichi Collaboration Agreement expressly indicated in the Daiichi Collaboration Agreement or the Termination and License Agreement to survive the termination. Among the rights to survive the termination of the Daiichi Collaboration Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the Termination and License Agreement, Zymeworks BC granted to Daiichi Sankyo a non-exclusive, worldwide, royalty-free right and license, with the right to sublicense, to certain Zymeworks BC intellectual property to perform additional research in accordance with the terms of the Termination and License Agreement during the term of the Termination and License Agreement, which is from February 28, 2023 (the “Effective Date”) until the earlier of (i) the day that Zymeworks BC receives written notice from Daiichi Sankyo confirming that Daiichi Sankyo has completed such additional research and (ii) eighteen months after the Effective Date. Daiichi Sankyo will also have the right to terminate the Termination and License Agreement early in its sole discretion upon advance written notice to Zymeworks BC. The Termination and License Agreement has no impact on the License Agreement, dated May 14, 2018, by and between Daiichi Sankyo and Zymeworks BC, which remains in full force and effect.

In April 2023, Zymeworks BC, ZBI (a subsidiary of Zymeworks BC), Zymeworks Zanidatamab Inc. ("ZZI", a subsidiary of ZBI formed in December 2022 focused on the development program for zanidatamab), and Jazz Inc., entered into a Stock and Asset Purchase Agreement (the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, the Transfer Agreement provides for a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz Inc. and its affiliates by transferring certain assets, contracts and employees associated with the zanidatamab development program to Jazz Inc. and its affiliates.

Pursuant to the Transfer Agreement, (i) Jazz Inc. acquired from ZBI 100% of the issued and outstanding capital stock of ZZI; (ii) Jazz Inc. engaged certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and the Company transferred to Jazz Inc. or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that worked on the Program; (iii) Jazz Inc. and its affiliates acquired from Zymeworks BC and ZBI and their affiliates the Acquired Assets (as defined in the Transfer Agreement); and (iv) Jazz Inc. and its affiliates have assumed certain liabilities that arise following the Closing related to the Acquired Assets and the Program, including with respect to the transferred service providers, in each case subject to the terms and conditions of the Transfer Agreement ((i) through (iv) are collectively referred to as the “Transactions”). No shares of the Company’s common stock were sold by the Company or acquired by Jazz Inc. and its affiliates in connection with the Transactions. For additional details on the Amended Jazz Collaboration Agreement, see Item II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Licensing and Collaboration Agreements – Amended Jazz Collaboration Agreement” above.
There have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2022, except as noted above. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Operating Expenses
Our operating expenses consist primarily of research and development expenses and general and administrative expenses. Personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and general and administrative expenses. We allocate certain indirect expenses associated with our facilities, information technology, depreciation and other overhead costs between research and development and general and administrative categories based on employee headcount and the nature of work performed by each employee.
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

It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Excluding research and development expenses related to our zanidatamab program, which expenses we expect to decrease significantly in future quarters as a result of the closing of the transactions contemplated by the Transfer Agreement and our entry into the Amended Jazz Collaboration Agreement, we expect our research and development expenses related to our non-zanidatamab programs to increase in the future, subject to periodic fluctuations, as we continue to advance, expand and complete the clinical development of our product candidates, support our ongoing collaborations, and conduct our ongoing preclinical research activities.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2023 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2023 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Revenue from research and collaborations	$7.0	$5.4	$1.6	30%	$42.6	$7.4	$35.2	476%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $1.6 million in the three months ended June 30, 2023 compared to the same period in 2022. Revenue for the three months ended June 30, 2023 included $26.6 million for development support from Jazz, which was partially offset by a $20.1 million credit, issued to Jazz for contractual amendments to our partnership arrangement, and $0.5 million from our partners for research support and other payments. Revenue for the same period in 2022 included a $5.0 million research license fee from our Atreca licensing agreement and $0.4 million from our partners for research support and other payments.
Total revenue increased by $35.2 million in the six months ended June 30, 2023 compared to the same period in 2022. Revenue for the six months ended June 30, 2023 included $61.0 million for development support and drug supply revenue from Jazz, which was partially offset by a $20.1 million credit, issued to Jazz for contractual amendments to our partnership arrangement, and $1.7 million from our partners for research support and other payments. Revenue for the same period in 2022 included a $5.0 million research license fee from our Atreca licensing agreement and $2.4 million from our partners for research support and other payments.
In connection with the closing of the transactions contemplated by the Transfer Agreement and our entry into the Amended Jazz Collaboration Agreement, we expect that revenue in future quarters for development support and drug supply payments from Jazz will decrease significantly compared to revenue for the three and six months ended June 30, 2023, though we will remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement. The expected decrease in revenue reflects the transfer of responsibility for the Program to Jazz pursuant to the Amended Jazz Collaboration Agreement with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.

Research and Development Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$18.1	$36.1	$(18.0)	(50)%	$41.5	$74.8	$(33.3)	(45)%
Zanidatamab zovodotin	1.6	(0.7)	2.3	329%	3.1	0.9	2.2	244%
Preclinical and other research programs	7.1	1.6	5.5	344%	11.4	2.1	9.3	443%
	26.8	37.0	(10.2)	(28)%	56.0	77.8	(21.8)	(28)%
Unallocated departmental research and development expenses:
Salaries and benefits	8.6	12.8	(4.2)	(33)%	20.0	31.1	(11.1)	(36)%
Stock-based compensation (recovery) expense	(1.1)	1.7	(2.8)	(165)%	(0.7)	(1.6)	0.9	56%
Other unallocated expenses	5.1	4.5	0.6	13%	10.0	11.2	(1.2)	(11)%
Research and development expense (1)	$39.4	$56.0	$(16.6)	(30)%	$85.3	$118.5	$(33.2)	(28)%
(1) Excluding zanidatamab, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing preclinical research activities.

Research and development expense decreased by $16.6 million in the three months ended June 30, 2023 compared to the same period in 2022. For the three months ended June 30, 2023, research and development expense included non-cash stock-based compensation recovery of $1.1 million comprised of a $1.1 million recovery from equity classified awards (three months ended June 30, 2022 – $2.0 million expense) and a nominal expense related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (three months ended June 30, 2022 - $0.3 million recovery). The decrease in research and development expense was primarily due to lower manufacturing expenses for zanidatamab and a reduction in development costs per the terms of our Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2022, was partially offset by an increase in preclinical expenses and in higher zanidatamab zovodotin program costs, as a result of amendments to clinical development program agreements in 2022. In addition, salaries and benefits expenses decreased compared to the same period in 2022, due to lower headcount in 2023.
Research and development expense decreased by $33.2 million in the six months ended June 30, 2023 compared to the same period in 2022. For the six months ended June 30, 2023, research and development expense included non-cash stock-based compensation recovery of $0.7 million comprised of a $0.7 million recovery from equity classified awards (six months ended June 30, 2022 – $0.8 million recovery) and a nominal expense related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (six months ended June 30, 2022 - $0.8 million recovery). The decrease in research and development expense was primarily due to lower manufacturing expenses for zanidatamab and a reduction in development costs per the terms of our Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2022, was partially offset by an increase in preclinical expenses and in higher zanidatamab zovodotin program costs, as a result of amendments to clinical development program agreements in 2022. In addition, salaries and benefits expenses decreased compared to the same period in 2022, due to lower headcount in 2023 and lower non-recurring severance expenses.
Over the longer term we expect that research and development expenses relating to zanidatamab in future quarters following the closing of the transactions contemplated by the Transfer Agreement and the Amended Jazz Collaboration Agreement will decrease significantly compared to zanidatamab-related research and development expenses for the three and six months ended June 30, 2023, which anticipated decrease reflects the transfer of responsibility for the Program to Jazz pursuant to the Amended Jazz Collaboration Agreement with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz. We remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement and are also eligible for reimbursement of costs for third party services or other expenses under certain contracts being transferred to Jazz pursuant to the Transfer Agreement.

General and Administrative Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Salaries and benefits	$4.1	$5.2	$(1.1)	(21)%	$9.1	$13.1	$(4.0)	(31)%
Stock-based compensation expense (recovery)	1.4	1.1	0.3	27%	3.1	(4.0)	7.1	178%
Professional fees, consulting and business insurance	9.7	6.1	3.6	59%	16.3	9.8	6.5	66%
Other general and administrative expenses	6.5	2.8	3.7	132%	10.1	8.4	1.7	20%
General and administrative expense	$21.7	$15.2	$6.5	43%	$38.6	$27.3	$11.3	41%
General and administrative expense increased by $6.5 million for the three months ended June 30, 2023 compared to the same period in 2022. For the three months ended June 30, 2023, general and administrative expense included non-cash stock-based compensation expense of $1.4 million comprised of a $1.7 million expense from equity classified awards (three months ended June 30, 2022 – $1.3 million expense) and a $0.3 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended June 30, 2022 – $0.2 million recovery). The increase in general and administrative expense was primarily due to an increase in expenses for professional services in 2023 compared to the same period in 2022. This was partially offset by a decrease in salaries and benefits expenses compared to the same period in 2022 due to lower headcount in 2023.
General and administrative expense increased by $11.3 million for the six months ended June 30, 2023 compared to the same period in 2022. For the six months ended June 30, 2023, general and administrative expense included non-cash stock-based compensation expense of $3.1 million comprised of a $4.1 million expense from equity classified awards (six months ended June 30, 2022 – $1.0 million recovery) and a $1.0 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (six months ended June 30, 2022 – $3.0 million recovery). The increase in general and administrative expense was primarily due to an increase in expenses for professional services in 2023 compared to the same period in 2022. This was partially offset by a decrease in salaries and benefits expenses compared to the same period in 2022 due to lower headcount in 2023 and due to lower non-recurring severance expenses.
Other Income, net

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Other income, net	$4.6	$1.2	$3.4	283%	$8.9	$1.2	$7.7	642%
Other income, net increased by $3.4 million for the three months ended June 30, 2023 compared to the same period in 2022. Other income, net for 2023 included $4.8 million in interest income and $0.2 million in net foreign exchange loss and other miscellaneous amounts. Other income, net for the three months ended June 30, 2022, included $0.4 million in interest income and a $0.8 million net foreign exchange gain and other miscellaneous amounts. The increase in interest income was driven by a higher balance of cash resources at higher rates of return.
Other income, net increased by $7.7 million for the six months ended June 30, 2023 compared to the same period in 2022. Other income, net for 2023 included $9.6 million in interest income and $0.7 million in net foreign exchange loss and other miscellaneous amounts. Other income, net for the six months ended June 30, 2022, included $0.7 million in interest income and a $0.4 million net foreign exchange gain and other miscellaneous amounts. The increase in interest income was driven by a higher balance of cash resources at higher rates of return.

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

On November 9, 2022, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at-the-market” equity offering program under which Cantor is acting as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock at $8.12 per share under the Sales Agreement. We received gross proceeds of $27.2 million and net cash proceeds of $26.2 million, after underwriting commissions and offering expenses.
As of June 30, 2023, we had $431.4 million of cash, cash equivalents, and marketable securities, comprised of $142.1 million in cash and cash equivalents and $289.3 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(89.6)	$(110.2)
Investing activities	(198.9)	(1.3)
Financing activities	29.3	108.3
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Net change in cash and cash equivalents	$(258.8)	$(3.2)
Operating Activities
During the six months ended June 30, 2023, cash used in operating activities was $89.6 million compared to $110.2 million for the same period in the prior year. The decrease in net cash used in operating activities was primarily due to an increase in collections of collaboration receivables, which was partially offset by an increase in cash expenditures for operations.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 was primarily related to net purchases of investments in marketable securities of $197.7 million and cash outflows of $1.2 million for the acquisition of property and equipment in our office and lab spaces in Canada. Net cash used in investing activities for the six month period ended June 30, 2022 was primarily related to net redemptions of short-term investments in marketable securities of $7.1 million partially offset by cash outflows of $8.5 million for the acquisition of property and equipment in relation to our new office and lab spaces in Canada and an increase in intangible assets including software implementation costs.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 included net proceeds of $26.2 million from our share issuance pursuant to the Sales Agreement, $2.9 million from stock option exercises and $0.2 million from the issuance of shares of common stock in relation to our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2022 included $107.5 million relating to net proceeds from our January 2022 public offering of equity securities and $0.9 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
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
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our strategic partners and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore we are unable to estimate the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II, Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties - We may not realize the anticipated benefits of our strategic partnerships”.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of August 9, 2023, 67,826,689 shares of common stock were issued and outstanding. In addition, as of August 9, 2023, we had 2,079,224 shares of common stock issuable pursuant to 2,079,224 pre-funded warrants, 4,437,083 shares of common stock issuable pursuant to 4,437,083 exercisable outstanding stock options, 3,305,334 shares of common stock issuable pursuant to 3,305,334 outstanding options that were not exercisable at that date, and 795,263 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement (as defined in note 1 of our interim condensed consolidated financial statements for the quarter ended June 30, 2023 within this Quarterly Report on Form 10-Q), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares (as defined below) outstanding (the “Special Voting Preferred Stock”), enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by Zymeworks ExchangeCo Ltd ("ExchangeCo"), when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC ("CallCo") purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights.

As of August 9, 2023, 773,314 Exchangeable Shares have been exchanged on a one-to-one basis for 773,314 shares of our common stock and 651,219 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 651,219 shares of our common stock.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We depend on our collaborative relationship with Jazz to further develop and commercialize zanidatamab, and if our relationship is not successful or is terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
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

Zanidatamab is currently being evaluated in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials, and we are currently evaluating zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. Since the closing in May 2023 of the transactions contemplated by the Transfer Agreement, Jazz is responsible for the conduct of ongoing and future zanidatamab trials, and our Phase 1 clinical trial of zanidatamab zovodotin is our most advanced clinical trial. We may experience delays in our ongoing or future preclinical studies or clinical trials, and we do not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during clinical development, and, because our product candidates are in an early stage of development, there is a high risk of failure and we may never succeed in developing marketable products. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials, particularly because early trials have smaller numbers of subjects tested. In addition, it is not uncommon for product candidates to exhibit unforeseen safety or efficacy issues, such as immunogenicity, when tested in humans despite promising results in preclinical animal models.
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

Since the closing in May 2023 of the transactions contemplated by the Transfer Agreement and the transfer of certain personnel to Jazz Inc., we are focused on the clinical development of zanidatamab zovodotin and our preclinical product candidates and general discovery efforts. If we are successful in advancing the development of these clinical or preclinical product candidates, we will need to evaluate any organizational hiring needs for additional clinical operations personnel and other personnel with later-stage development experience that we may not have needed in the absence of the completion of the transactions contemplated by the Transfer Agreement. Identifying, recruiting and hiring such personnel can be time-consuming and we may be unsuccessful in any hiring efforts or may be delayed in such efforts, which could delay our clinical development activities.
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

The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC. These Fast Track designations do not ensure that zanidatamab will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that zanidatamab will ultimately obtain regulatory approval. Additionally, the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the zanidatamab clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC. Although Jazz and we have met with the FDA to discuss the data readout from the HERIZON-BTC-01 study in support of submitting a BLA for zanidatamab in patients with previously treated HER2 gene-amplified BTC, the receipt of a Breakthrough Therapy designation for a product candidate may not ultimately result in a faster development process or review, and it does not in any way assure approval of a product candidate by the FDA. In addition, designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If the zanidatamab clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, the benefits associated with the Fast Track designation may not be realized by us or our strategic partners. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures.
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

The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including delays or disruptions due to pandemics or other health crises, travel restrictions, staffing shortages, government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. During the COVID-19 pandemic, the FDA has issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the termination of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. However, if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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
In addition, we expect to compete with biosimilar versions of already approved products, and even if our product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them.
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

We or our strategic partners may be unable to obtain orphan drug exclusivity in specific indications for zanidatamab or in future product candidates that we may develop. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we may not be able to have competing products approved in those indications by the applicable regulatory authority for a significant period of time.

The FDA has granted Orphan Drug Designation to zanidatamab for the treatment of BTC and gastric cancer, including cancer of the gastroesophageal junction, the EMA has granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we or our strategic partners may seek Orphan Drug Designation for zanidatamab or other product candidates for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.
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

Even if orphan drug exclusivity for zanidatamab is obtained, or is obtained for any other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we or our strategic partners are unable to manufacture sufficient supply of a product to meet the needs of patients, the FDA can withdraw orphan exclusive marketing rights or approve another marketing application for the same drug product before the expiration of the exclusivity period.
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

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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

We actively evaluate various strategic transactions on an ongoing basis. For example, we may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
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
In many countries, particularly those in the EU, prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.

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

Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those that our CROs and our other third-party service providers may utilize, in the past have been subject to, and may be vulnerable to, attacks by hackers or other third parties, viruses, ransomware or other malicious code, or other breaches, incidents, outages, interruptions, compromises or vulnerabilities due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems or information). Any such breach, incident, outage, interruption, compromise or vulnerability could compromise systems and networks used in our business and lead to system and other operational outages, interruptions and disruptions and the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, and make use of third-party service providers to perform certain operational and security functions on our behalf, there is no guarantee that we or our third-party service providers can, or have been able to, protect our systems or networks or other systems or networks used in our business from security breaches, incidents, outages, interruptions, compromises, or vulnerabilities, or that we or they have been or will be able to identify, identify the cause of or otherwise respond to any actual or potential security breach, incident, outages, interruptions, compromise or vulnerabilities. We have engaged in efforts to improve our security measures, and we expect to continue to incur additional expenses in further efforts to do so, whether in response to actual or perceived security breaches or incidents, compromises, outages, interruptions, vulnerabilities or otherwise. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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

Furthermore, the loss, corruption, or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems or otherwise relating to their collection, storage, or processing of data could also have a material adverse effect on our business.
In addition, we may face increased cybersecurity risks due to our reliance on internet technology given that we have employees at four office locations (Vancouver, Seattle, Dublin and Singapore) and a significant number of employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.

U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020 (“CPRA”), which went into effect on January 1, 2023, expands the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA, including such laws in Colorado, Connecticut, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia. Further, Washington also has enacted the My Health, My Data Act, which, among other things, provides for a private right of action. While limited exemptions to some of these laws may apply to portions of our business, the recency of these laws’ enactment and evolving interpretations of these laws may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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

There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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

Our business is subject to risks associated with conducting business internationally. We have physical operations and personnel in Canada, the United States, Ireland and Singapore, and maintain offices in these four countries. In addition, some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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

Our business has been and may continue to be adversely affected by public health outbreaks and pandemics, including the COVID-19 pandemic.

Our business has been and may continue to be adversely affected by public health outbreaks and pandemics, including the COVID-19 pandemic. The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. On May 11, 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect. The full impact of this termination of the public health emergencies on the FDA and other regulatory policies and operations are unclear.

Any future public health outbreaks or pandemics, including a potential resurgence in COVID-19 cases, could lead to the reintroduction of governmental measures. For example, certain clinical trial activities, including patient enrollment and site activations, may be delayed or otherwise impacted by public health outbreaks, pandemics, or a resurgence of COVID-19 cases and related disruptions. Our business and financial condition in the future could be adversely impacted by the effects of public health outbreaks, pandemics, or a resurgence of COVID-19 cases and related disruptions, but the extent of such impact will depend on future developments, which are highly uncertain and cannot be predicted, such as the location, duration and severity of outbreaks (including future potential waves or cycles), travel restrictions and social distancing, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets.

If a public health outbreak, pandemic, or a resurgence of COVID-19 cases and related disruptions were to occur, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
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

•changes in regulations as part of a response to public health outbreaks, pandemics, or a resurgence of COVID-19 cases and related disruptions, which may require us to change the ways in which our clinical trials are conducted and incur unexpected costs, or require us to discontinue clinical trials altogether;
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

In addition, public health outbreaks, pandemics, or a resurgence of COVID-19 cases and related disruptions could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and could heighten the volatility of the financial markets, which could adversely impact the value of our common stock.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the year ended December 31, 2021 was $211.8 million, while net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. Our net loss for the six months ended June 30, 2023 was $75.5 million. As of June 30, 2023, our accumulated deficit was $634.3 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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

We are currently advancing zanidatamab zovodotin through clinical development as well as other potential product candidates through discovery and preclinical development. Since the closing in May 2023 of the transactions contemplated by the Transfer Agreement, Jazz is responsible for the conduct of ongoing and future zanidatamab trials, and our Phase 1 clinical trial of zanidatamab zovodotin is our most advanced clinical trial. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeiGene provide for additional future funding for zanidatamab, we will continue to require additional funding to complete the development and commercialization of zanidatamab zovodotin, and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations.
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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. On November 9, 2022, we entered into the Sales Agreement with Cantor to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at-the-

market” equity offering program under which Cantor is acting as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock under the Sales Agreement for net proceeds of $26.2 million, after underwriting commissions and offering expenses. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Risks Related to Our Dependence on Third Parties
We depend on our collaborative relationship with Jazz to further develop and commercialize zanidatamab, and if our relationship is not successful or is terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
In October 2022, Zymeworks BC entered into a license and collaboration agreement (the “Original Jazz Collaboration Agreement”) with Jazz, under which Jazz obtained development and commercialization rights of zanidatamab throughout the world, but excluding certain territories already covered by Zymeworks BC’s agreement with BeiGene. Pursuant to the terms of the agreement, we received a $50 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and a further payment of $325 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01. We were also eligible to receive additional milestone payments upon achievement of certain regulatory and commercial milestones, as well as tiered royalties on Jazz’s net sales of licensed products.
In April 2023, certain of our subsidiaries entered into the Transfer Agreement with an affiliate of Jazz. Pursuant to the terms of the Transfer Agreement, we took a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates. As part of the transactions contemplated by the Transfer Agreement, at the Closing in May 2023, Zymeworks BC and Jazz amended and restated the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, are unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz Inc. pursuant to the Transfer Agreement) incurred following the Closing are directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. Other material terms in the Amended Jazz Collaboration Agreement also remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions. We cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz. We continue to depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement.
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
Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab, or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of ongoing or future clinical trials. If Jazz decides to terminate the Amended Jazz Collaboration Agreement, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
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
•we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner; and
•strategic partners may not have the ability or the development capabilities to perform their obligations as expected, including as a result of the impact of a pandemic or epidemic on our strategic partners’ operations or business.
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

The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured in accordance with cGMP by utilizing cells that are stored in a cell bank. We have one master cell bank and one working cell bank for zanidatamab and one master cell bank for each of ZW191 and ZW171. Should any cell bank be lost in a catastrophic event, it is possible that we could lose part of a cell bank and have our manufacturing potentially impacted by the need to replace the cell bank. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
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

We currently rely upon third-party consultants and contractors to provide certain operational and administrative services, including external financial, legal, information technology, clinical and research consultation. The failure of any of these third parties to provide accurate and timely service may adversely impact our business operations. In addition, if such third-party service providers were to cease operations, temporarily or permanently, face financial distress or other business disruption, or increase their fees, or if our relationships with these providers deteriorate, we could suffer increased costs until an equivalent provider could be found, if at all, or we could develop internal capabilities, if ever.
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
There may be times when certain patents that relate to our product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers.
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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was introduced on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of this system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
Risks Related to the Redomicile Transactions
We may fail to realize certain benefits of the Redomicile Transactions.

We believe that the Redomicile Transactions will enhance stockholder value over the long-term and raise the profile and marketability of our capital stock in the United States through, among other things, the ability to attract deeper and growing pools of passive investment capital in the United States, particularly as shares of our common stock are included in certain U.S. stock market indices and other investment vehicles that only include securities of U.S.-incorporated companies. However, if shares of our common stock are not included in certain U.S. stock market indices, this could result in increased selling pressure and/or decreased demand for our common stock that would increase stock price volatility or cause the market price of the shares of our common stock to fall. Initial inclusion and continued inclusion in a stock market index or fund is not guaranteed and is subject to numerous factors which can be applied subjectively by the entity managing the index or fund. There are no assurances that we will be included in, or remain included in, any U.S. stock market indices or funds in a timely manner, or at all. Even if we are included in a U.S. stock market index or fund, the entities managing such indices or funds may change their inclusion criteria, resulting in the future exclusion from such index or fund.
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
Following completion of the Redomicile Transactions, our principal executive offices are located in Middletown, Delaware. We have physical operations and personnel in Canada, the United States, Ireland and Singapore, and maintain offices in these four countries. Our executive officers and directors are located in several jurisdictions, including the United States, Canada and the United Kingdom.
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
On October 13, 2022, the Redomicile Transactions were completed, which were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among Zymeworks BC, us, CallCo and ExchangeCo. Pursuant to the terms of the Restated and Amended Transaction Agreement, we, Zymeworks BC, CallCo and ExchangeCo agreed, among other things, to use reasonable efforts to take certain corporate steps and actions, as may be necessary or desirable, to effect and implement certain post-arrangement transactions following the implementation of the arrangement under the Business Corporations Act (British Columbia) (the “Post-Arrangement Transactions”), including the movement of certain subsidiaries of Zymeworks BC so that they become our directly, wholly-owned subsidiaries. Following Zymeworks BC’s entry into the Original Jazz Collaboration Agreement, we reevaluated the potential impacts of completing the Post-Arrangement Transactions and determined that completing the Post-Arrangement Transactions as contemplated in the Restated and Amended Transaction Agreement would result in negative tax consequences. As a result, we are evaluating alternatives to the previously contemplated Post-Arrangement Transactions with our advisors. We cannot be certain that we will be able to identify and implement an alternative set of post-arrangement transactions. Even if we do identify an alternative set of post-arrangement transactions, we cannot be certain that such alternative will result in a more tax-efficient or operationally-efficient organizational structure. While we are evaluating alternative approaches, our current organizational structure may result in certain tax and operational inefficiencies that may adversely affect our business, financial condition and results of operations.
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
Following the Redomicile Transactions, our principal executive offices are located in Middletown, Delaware and many of our directors, officers and experts reside outside of Canada. Accordingly, it may not be possible for our stockholders to effect service of process within Canada upon us or many of our directors, officers or experts, or to enforce judgments obtained in Canadian courts against us or many of our directors, officers or experts.
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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President and Chief Executive Officer, Christopher Astle, our Chief Financial Officer, Paul Moore, our Chief Scientific Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
As of June 30, 2023, we had 237 full-time employees, which reflects the reduction in the number of our employees as a result of the transfer to Jazz Inc. or a Jazz affiliate of certain employees in connection with the closing of the Transfer Agreement transactions. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•the success of our partnerships, including our and Jazz’s ability and efforts to collaborate to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement;
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

Our management team has broad discretion to use the net proceeds from our financing activities as well as funds received pursuant to our strategic collaborations, and its investment of these proceeds may not yield a favorable return. They may invest the proceeds in ways with which our stockholders disagree.

Our management team has broad discretion in the application of the proceeds we receive from our financing activities and from our strategic collaborations, including proceeds received from our strategic collaboration with Jazz and pursuant to any “at-the-market” equity offering programs we may use from time to time, and we could spend or invest the proceeds in ways with which our stockholders disagree. Accordingly, stockholders will need to rely on our management team’s judgment with respect to the use of these proceeds. However, the failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 45.7% of our outstanding common stock as of June 30, 2023. Our directors and executive officers beneficially own, in the aggregate, approximately 1.9% of our outstanding common stock as of June 30, 2023. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
We qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including, but not limited to, an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. We opted not to obtain such attestation from our independent registered public accounting firm in connection with our Annual Report on Form 10-K for our year ended December 31, 2022. This decision may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.
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

Effective December 31, 2023, we will be an accelerated filer and no longer qualify as a smaller reporting company, which will increase our costs and demands on management.

We will become an accelerated filer as of December 31, 2023, and therefore will no longer qualify as a “smaller reporting company” as defined under the Exchange Act. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of our Annual Report on Form 10-K for the year ended December 31, 2023, including those portions of our definitive proxy statement relating to our 2024 annual meeting of stockholders that will be incorporated by reference into Part III of the Annual Report on Form 10-K.

As a smaller reporting company, we have had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies.

As a non-accelerated filer and smaller reporting company, we have availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. However, we may no longer avail ourselves of this exemption when we become an accelerated filer.

When our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 will correspondingly increase. We expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404 in preparation for and once we are an accelerated filer. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Implementing any appropriate changes to our internal control over financial reporting may require specific compliance training for our directors, officers and employees and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3.    Defaults upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 15, 2023).

3.3
Certificate of Elimination of Series B Participating Preferred Stock of Zymeworks Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 12, 2023).

10.1 #
Separation Agreement and Release by and between Zymeworks BC Inc. and Neil Klompas, dated May 17, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 18, 2023).

10.2 #	Amended and Restated Employment Agreement by and between Zymeworks BC Inc., the Company and Paul Moore, dated July 14, 2023.

10.3 *
Amended and Restated License and Collaboration Agreement, dated May 15, 2023, by and between Zymeworks BC Inc. and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2023).

10.4 *, +	Stock and Asset Purchase Agreement, dated April 25, 2023, by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Zanidatamab Inc., and Jazz Pharmaceuticals, Inc.

10.5 *, +
Amendment No. 1 to Stock and Asset Purchase Agreement, dated May 15, 2023, by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Zanidatamab Inc., and Jazz Pharmaceuticals, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): June 30, 2023 (unaudited) and December 31, 2022 (audited), (ii) Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six month periods ended June 30, 2023 and 2022 (unaudited), (iii) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and six month periods ended June 30, 2023 and 2022 (unaudited), (v) Interim Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2023 and 2022 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.

+	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K, but a copy will be furnished supplementally to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	August 10, 2023

By:	/s/ Christopher Astle
	Name:	Christopher Astle
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 10, 2023