Form 10-Q
period 2023-09-30
Zymeworks Inc.
filed 2023-11-07
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of November 6, 2023 was 70,001,987.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2023

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
•global economic and political conditions, including as a result of the Russian invasion of Ukraine and the conflict in Israel and the Gaza Strip, as well as social and political unrest in the locations where our clinical trials are held, and the related impact on our business and the markets generally;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2023

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	September 30, 2023	December 31, 2022
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$94,332	$400,912
Short-term investments (note 5)	201,074	91,320
Accounts receivable	67,273	33,400
Prepaid expenses and other current assets	11,955	19,074
Total current assets	374,634	544,706
Deferred financing fees	49	10
Long-term investments (note 5)	95,674	886
Long-term prepaid assets	8,286	15,729
Deferred tax asset	1,315	1,345
Property and equipment, net	20,904	24,713
Operating lease right-of-use assets	17,857	22,937
Intangible assets, net	8,003	8,755
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$556,366	$648,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$67,789	$87,468
Income tax payable	831	840
Fair value of liability classified stock options	293	1,642
Current portion of operating lease liability (note 11)	3,841	3,322
Deferred revenue and other consideration (note 9)	93	2,353
Total current liabilities	72,847	95,625
Long-term portion of operating lease liability (note 11)	22,408	24,667
Deferred revenue (note 9)	32,941	30,588
Other long-term liabilities (note 7)	1,858	3,101
Deferred tax liability	1,968	1,788
Total liabilities	132,022	155,769
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at September 30, 2023 and December 31, 2022, respectively; 67,922,559 and 63,059,501 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively (note 8)	932,138	886,322
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of September 30, 2023 and December 31, 2022 (note 8b).	—	—
Exchangeable shares, no par value, 651,219 and 1,424,533 issued and outstanding shares at September 30, 2023 and December 31, 2022, respectively (note 8b)	9,345	20,442
Additional paid-in capital	154,114	151,614
Accumulated other comprehensive loss	(8,298)	(6,659)
Accumulated deficit	(662,955)	(558,763)
Total stockholders’ equity	424,344	492,956
Total liabilities and stockholders’ equity	$556,366	$648,725
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
Subsequent events (note 14)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue
Research and development collaborations (note 9)	$16,506	$2,631	$59,086	$9,989
Operating expenses:
Research and development	32,775	37,097	118,095	155,629
General and administrative	16,968	15,892	55,623	43,227
Total operating expenses	49,743	52,989	173,718	198,856
Loss from operations	(33,237)	(50,358)	(114,632)	(188,867)
Other income:
Interest income	5,026	1,125	14,656	1,863
Other income (expense), net (note 10)	634	1,358	(62)	1,802
Total other income, net	5,660	2,483	14,594	3,665
Loss before income taxes	(27,577)	(47,875)	(100,038)	(185,202)
Income tax (expense) recovery	(1,110)	29	(4,154)	112
Net loss	(28,687)	(47,846)	(104,192)	(185,090)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of tax of nil (note 5)	(485)	—	(1,639)	—
Total other comprehensive loss	(485)	—	(1,639)	—
Comprehensive loss	$(29,172)	$(47,846)	$(105,831)	$(185,090)

Net loss per common share (note 4):
Basic	$(0.41)	$(0.72)	$(1.53)	$(2.86)
Diluted	$(0.41)	$(0.72)	$(1.53)	$(2.86)

Weighted-average common stock outstanding (note 4):
Basic	70,575,773	66,477,016	68,212,756	64,751,271
Diluted	70,575,773	66,478,157	68,214,482	64,756,063

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive income (loss)	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of options	—	—	—	—	203,239	2,649	—	—	(1,001)	1,648
Issuance of common stock through employee stock purchase plan	—	—	—	—	50,420	371	—	—	—	371
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	2,965	132	—	—	(132)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(767,645)	(11,016)	767,645	11,016	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,196	2,196
Net loss	—	—	—	—	—	—	(24,353)	—	—	(24,353)
Other comprehensive income (note 5)	—	—	—	—	—	—	—	720	—	720
Balance at March 31, 2023	1	$—	656,888	$9,426	64,083,770	$900,490	$(583,116)	$(5,939)	$152,677	$473,538
Issuance of common stock on exercise of options	—	—	—	—	202,048	2,129	—	—	(697)	1,432
Issuance of common stock upon vesting of RSUs	—	—	—	—	46,066	465	—	—	(465)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(5,500)	(79)	5,500	79	—	—	—	—
Issuance of common stock in connection with at-the-market ("ATM") program, net of issue costs (note 8a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Stock-based compensation	—	—	—	—	—	—	—	—	742	742
Net loss	—	—	—	—	—	—	(51,152)	—	—	(51,152)
Other comprehensive loss (note 5)	—	—	—	—	—	—	—	(1,874)	—	(1,874)
Balance at June 30, 2023	1	$—	651,388	$9,347	67,687,384	$929,396	$(634,268)	$(7,813)	$152,257	$448,919
Issuance of common stock on exercise of options	—	—	—	—	172,615	2,124	—	—	(796)	1,328
Issuance of common stock through employee stock purchase plan	—	—	—	—	61,491	584	—	—	—	584
Issuance of common stock upon vesting of RSUs	—	—	—	—	900	32	—	—	(32)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(169)	(2)	169	2	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,685	2,685
Net loss	—	—	—	—	—	—	(28,687)	—	—	(28,687)
Other comprehensive loss (note 5)	—	—	—	—	—	—	—	(485)	—	(485)
Balance at September 30, 2023	1	$—	651,219	$9,345	67,922,559	$932,138	$(662,955)	$(8,298)	$154,114	$424,344
The accompanying notes are an integral part of these financial statements

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2022	—	$—	—	$—	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common stock on exercise of options	—	—	—	—	2,112	20	—	—	(8)	12
Issuance of common stock through employee stock purchase plan	—	—	—	—	61,801	1,361	—	—	—	1,361
Issuance of common stock upon vesting of restricted stock units RSUs	—	—	—	—	37,398	1,382	—	—	(1,382)	—
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (notes 8a and 8c)	—	—	—	—	11,035,000	82,549	—	—	24,985	107,534
Stock-based compensation recovery	—	—	—	—	—	—	—	—	(2,932)	(2,932)
Net loss	—	—	—	—	—	—	(72,625)	—	—	(72,625)
Balance at March 31, 2022	—	$—	—	$—	57,770,246	$826,459	$(755,729)	$(6,659)	$218,373	$282,444
Issuance of common stock on exercise of options	—	—	—	—	1,257	11	—	—	(4)	7
Issuance of common stock upon vesting of restricted stock units RSUs	—	—	—	—	958	27	—	—	(27)	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	4,450	4,450
Net loss	—	—	—	—	—	—	(64,619)	—		(64,619)
Balance at June 30, 2022	—	$—	—	$—	57,772,461	$826,497	$(820,348)	$(6,659)	$222,792	$222,282
Issuance of common stock on exercise of options	—	—	—	—	15,914	132	—	—	(25)	107
Issuance of common stock through employee stock purchase plan	—	—	—	—	117,437	830	—	—	—	830
Issuance of common stock upon vesting of restricted stock units RSUs	—	—	—	—	900	32	—	—	(32)	—
Issuance of common shares upon exercise of pre-funded warrants (note 8c)	—	—	—	—	3,787,675	57,858	—	—	(57,858)	—
Stock-based compensation recovery	—	—	—	—	—	—	—	—	4,385	4,385
Net loss	—	—	—	—	—	—	(47,846)	—	—	(47,846)
Balance at September 30, 2022	—	$—	—	$—	61,694,387	$885,349	$(868,194)	$(6,659)	$169,262	$179,758
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(104,192)	$(185,090)
Items not involving cash:
Depreciation of property and equipment	5,926	5,068
Amortization of intangible assets	2,029	486
Stock-based compensation expense (recovery)	4,732	(483)
Amortization of operating lease right-of-use assets	6,002	4,142
Deferred income tax expense	210	59
Change in fair value of contingent consideration liability	331	(250)
Unrealized foreign exchange gain	(384)	(2,255)
Changes in non-cash operating working capital:
Accounts receivable	(33,873)	9,163
Prepaid expenses and other current assets	11,976	(1,417)
Accounts payable and accrued liabilities	(22,468)	(11,088)
Operating lease liabilities	(2,630)	(1,586)
Deferred revenue and other consideration	93	—
Income taxes payable	(9)	—
Net cash used in operating activities	(132,257)	(183,251)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 8a)	26,233	107,534
Issuance of common stock on exercise of stock options (note 8d)	4,236	116
Issuance of common stock through employee stock purchase plan (note 8e)	820	1,403
Deferred financing fees	(39)	(80)
Finance lease payments	(14)	(14)
Net cash provided by financing activities	31,236	108,959
Cash flows from investing activities:
Purchases of marketable securities	(491,340)	(138,005)
Proceeds from marketable securities	287,747	118,463
Acquisition of property and equipment	(2,118)	(7,802)
Acquisition of intangible assets	(205)	(4,440)
Net cash used in investing activities	(205,916)	(31,784)
Effect of exchange rate changes on cash and cash equivalents	357	291
Net change in cash and cash equivalents	(306,580)	(105,785)
Cash and cash equivalents, beginning of period	400,912	201,867
Cash and cash equivalents, end of period	$94,332	$96,082
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$922	$72
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	1,073	1,431
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2022.

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

4. Net loss per share
Net loss per share for the three and nine months ended September 30, 2023 and 2022 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders:
Basic	$(28,687)	$(47,846)	$(104,192)	$(185,090)
Adjustment for change in fair value of liability classified stock options	—	(18)	(12)	(217)
Diluted	$(28,687)	$(47,864)	$(104,204)	$(185,307)

Denominator:
Weighted-average common stock outstanding:
Basic	70,575,773	66,477,016	68,212,756	64,751,271
Adjustment for dilutive effect of liability classified stock options	—	1,141	1,726	4,792
Diluted	70,575,773	66,478,157	68,214,482	64,756,063

Net loss per common share – basic	$(0.41)	$(0.72)	$(1.53)	$(2.86)
Net loss per common share – diluted	$(0.41)	$(0.72)	$(1.53)	$(2.86)
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
Long-term investments at September 30, 2023 consist of debt securities with remaining maturities exceeding twelve months and equity securities of $886 acquired for strategic purposes or in connection with licensing and collaboration agreements (December 31, 2022 - $886). As the Company's investments in equity securities do not have readily determinable fair value, they are carried at cost, less any impairment, including any adjustments resulting from observable price changes.
Unrealized fair value gains and losses for investments classified as available-for-sale are recorded through other comprehensive income (loss) in stockholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of loss with a corresponding allowance for credit losses, limited to the amount that the fair value is below the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of loss with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income (expense), based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income.

	September 30, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
GICs and mutual funds	$74,064	$—	$74,064
U.S. Treasury notes	38,077	(13)	38,064
Corporate debt securities	88,928	18	88,946
	201,069	5	201,074
Long-term investments:
U.S. Treasury notes	15,053	15	15,068
Corporate debt securities	81,379	(1,659)	79,720
Equity securities	886	—	886
	97,318	(1,644)	95,674

	$298,387	$(1,639)	$296,748
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment, was $17,628 at both September 30, 2023 and December 31, 2022. The Company concluded that there were no impairment indicators related to IPR&D as of September 30, 2023.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2022. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2022, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2023.

7. Liabilities
Accounts payable and accrued expenses consisted of the following:

	September 30, 2023	December 31, 2022
Trade payables	$11,008	$7,863
Accrued research and development expenses	42,934	39,358
Goods and services tax payable	—	16,244
Employee compensation and vacation accruals	5,507	14,365
Accrued legal and professional fees	6,280	7,799
Liability for contingent consideration (note 13)	1,271	—
Other	789	1,839
Total	$67,789	$87,468
Other long-term liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Liability for contingent consideration (note 13)	$308	$1,248
Liability from in-licensing agreements	747	1,047
Finance lease liability (note 11)	120	124
Other	683	682
Total	$1,858	$3,101
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of September 30, 2023, there were 651,219 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2022: 1,424,533). We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
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
On August 23, 2022, October 25, 2022, October 27, 2022 and October 19, 2023, a total of 8,581,961 pre-funded warrants were exercised in exchange for issuance of 8,581,868 common shares. As of September 30, 2023, there were 2,079,224 pre-funded warrants outstanding (December 31, 2022: 2,079,224).
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of September 30, 2023, 5,060,802 shares of common stock were available for future award grants under the New Plan (December 31, 2022: 3,205,132 shares of common stock).
On January 5, 2022, board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the "Inducement Plan") and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of September 30, 2023, 50,000 shares of common stock were available for future award grants under this plan (December 31, 2022: 50,000).

RSUs
The following table summarizes the Company's RSU activity under the New Plan since December 31, 2022:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2022	227,223	17.36
Granted	864,100	8.03
Vested and settled	(79,599)	19.40
Forfeited	(218,461)	10.66
Outstanding, September 30, 2023	793,263	8.83
As of September 30, 2023, there was $3,014 of unamortized RSU expense that will be recognized over a weighted average period of 1.61 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	2,147,141	19.02	14.03	6.29	1,460	1,078
Granted	—	—	—
Exercised	(267,954)	11.29	8.40
Forfeited	(311,755)	24.81	18.46
Outstanding, September 30, 2023	1,567,432	19.19	14.12	5.62	155	114
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	5,565,145	17.10	7.86	1,928
Granted	2,134,450	8.09
Exercised	(280,433)	7.03
Forfeited	(1,801,624)	19.80
Outstanding, September 30, 2023	5,617,538	13.31	7.70	149
During the nine months ended September 30, 2023, the Company received cash proceeds of $4,236 from stock options exercised.
The stock options outstanding at September 30, 2023 expire at various dates from January 1, 2024 to September 10, 2033.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expense:
Stock-based compensation expense for equity classified instruments	$1,324	$2,226	$684	$1,450
Change in fair value of liability classified instruments	(7)	2	(7)	(772)
	$1,317	$2,228	$677	$678
General and administrative expense:
Stock-based compensation expense for equity classified instruments	$824	$2,473	$4,935	$1,522
Change in fair value of liability classified instruments	(177)	29	(1,145)	(3,010)
	$647	$2,502	$3,790	$(1,488)
Finance (income) expense:
Change in fair value of liability classified instruments	(19)	2	(27)	(30)
	$(19)	$2	$(27)	$(30)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $795 and $2,538 for the three and nine months ended September 30, 2023 (2022: $533 and recovery of $407).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022
Dividend yield	0%	0%
Expected volatility	68.9%	77.3%
Risk-free interest rate	3.86%	1.98%
Expected average life of options	5.92 years	5.95 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at September 30, 2023 and 2022 are as follows:

	September 30, 2023	September 30, 2022
Dividend yield	0%	0%
Expected volatility	72.6%	71.4%
Risk-free interest rate	4.80%	3.70%
Expected average option term	1.52 years	2.01 years
Number of liability classified stock options outstanding	503,166	741,685
At September 30, 2023, the unamortized compensation expense related to unvested options was $8,380. The remaining unamortized compensation expense as of September 30, 2023 will be recognized over a weighted-average period of 1.64 years.
e.Employee Stock Purchase Plan
On April 10, 2017, the Company’s shareholders approved an employee stock purchase plan (“ESPP”) which became effective immediately prior to the consummation of the Company’s IPO. As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of loss and comprehensive loss on a straight-line basis over the requisite service period. For the three and nine months ended September 30, 2023, the Company recorded compensation expense of $96 and $293, respectively (2022: $67 and $357) in research and development expense and general and administrative expense accounts. As of September 30, 2023, the total amount contributed by ESPP participants and not yet settled is $194 (December 31, 2022: $287).
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Jazz Pharmaceuticals Ireland Limited ("Jazz")
Development support payments	$10,037	$—	$67,496	$—
Credit for program amendments	—	—	(20,100)	—
Drug supply	5,391	—	8,919	—
Atreca, Inc. ("Atreca")
Research license fee relating to licensing agreement	—		—	5,000

Research support and other payments from other partners	1,078	2,631	2,771	4,989
	$16,506	$2,631	$59,086	$9,989
Since December 31, 2022, there have not been any material changes to the key terms of our collaboration and license agreements, except the amendment of Jazz Collaboration Agreement, the termination of the Collaboration and Cross License Agreement between Zymeworks BC and Daiichi Sankyo, dated September 26, 2016 (“2016 Daiichi Collaboration Agreement”), and Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin and Amendment of BeiGene License and Collaboration Agreement Regarding Zanidatamab as described below:
Amendment of Jazz Collaboration Agreement:
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
Zymeworks BC and Jazz Pharmaceuticals Ireland Limited (an affiliate of Jazz Inc.) (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) amended and restated the license and collaboration agreement dated October 18, 2022 by and between Zymeworks BC and Jazz (the “Original Jazz Collaboration Agreement”) (as amended the “Amended Jazz Collaboration Agreement”) to reflect the transfer of responsibility for the Program. Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, was unchanged, except that the costs of the Program (including ongoing costs related to the transferred service providers) incurred following the Closing was directly borne by Jazz instead of being incurred by Zymeworks BC and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. As part of the amendments to the Amended Collaboration Agreement, the Company agreed to provide a credit to Jazz of $20,100, which has been recognized as a credit to revenue for the nine months ended September 30, 2023. “Program” refers to (i) ongoing clinical trials in certain sites in South Korea that are the responsibility of Zymeworks BC under the Original Jazz Collaboration Agreement and (ii) clinical trials for zanidatamab, other than the studies referenced in (i), initiated by Zymeworks BC in the Territory (as defined in the Original Jazz Collaboration Agreement) prior to the execution of the Original Jazz Collaboration Agreement.
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
At September 30, 2023, contract liabilities under the Amended Jazz Collaboration Agreement include $93 received in relation to the transfer of prepaid contract costs to Jazz in accordance with the Transfer Agreement.
Termination of 2016 Daiichi Collaboration Agreement:
The termination of the 2016 Daiichi Collaboration Agreement did not have any financial impact during the nine months ended September 30, 2023, and it has no impact on the License Agreement, dated May 14, 2018, by and between Daiichi Sankyo and Zymeworks BC, which remains in full force and effect.
Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin and Amendment of BeiGene License and Collaboration Agreement Regarding Zanidatamab:
On September 18, 2023, Zymeworks BC and BeiGene entered into a Termination Agreement (the “Termination Agreement”) relating to the License and Collaboration Agreement between Zymeworks BC and BeiGene, relating to the research, development and commercialization of zanidatamab zovodotin, dated November 26, 2018, as amended on May 25, 2020 and June 2, 2021 (collectively, the “Zanidatamab Zovodotin License and Collaboration Agreement”). The Termination Agreement does not terminate the Zanidatamab License and Collaboration Agreement (as defined below).
Previously, Zymeworks BC and BeiGene entered into the Zanidatamab Zovodotin License and Collaboration Agreement, pursuant to which Zymeworks BC granted BeiGene a royalty-bearing exclusive license for the research, development and commercialization of zanidatamab zovodotin in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand (collectively, the "BeiGene Territory"). Pursuant to the Zanidatamab Zovodotin License and Collaboration Agreement, Zymeworks BC was eligible to receive up to $195,000 in development and commercial milestone payments and royalties ranging from the high single digit percentages up to 20% on product sales.
Pursuant to the Termination Agreement, the Zanidatamab Zovodotin License and Collaboration Agreement is terminated, effective as of September 18, 2023, and is no longer in effect, except that the termination does not relieve the parties from obligations under the Zanidatamab Zovodotin License and Collaboration Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination, including certain licenses to BeiGene intellectual property with respect to zanidatamab zovodotin.
In connection with the entry into the Termination Agreement, on September 18, 2023, Zymeworks BC and BeiGene also entered into the Third Amendment to License and Collaboration Agreement (the “Amendment”) relating to the License and Collaboration Agreement between Zymeworks BC and BeiGene relating to the research, development and commercialization of zanidatamab, dated November 26, 2018, as amended on March 29, 2021 and August 10, 2021 (collectively, the “Zanidatamab License and Collaboration Agreement”). Pursuant to the Zanidatamab License and Collaboration Agreement, Zymeworks BC granted BeiGene a royalty-bearing exclusive license for the research, development and commercialization of zanidatamab in the BeiGene Territory. Pursuant to the Amendment, Zymeworks BC is eligible to receive tiered royalties ranging from the high single digit percentages up to 19.5% on net sales of zanidatamab, which amends the previous provision to uniformly reduce all such royalty rates by one-half of one percent (0.5%) (“Royalty Reduction”). The Royalty Reduction will apply until the cumulative reduction in royalties owed to Zymeworks BC as a result of the Royalty Reduction, relative to the royalties that would have been owed to Zymeworks BC absent the Royalty Reduction, reaches a dollar cap in the low double-digit millions of dollars. Thereafter, the Royalty Reduction will no longer apply to reduce any royalties owed to Zymeworks BC under the Zanidatamab License and Collaboration Agreement. Pursuant to the Amendment, the remaining provisions of the Zanidatamab License and Collaboration Agreement remain unchanged.
The Termination Agreement and the Amendment did not have any financial impact on the Company's financial statements as of and for the three and nine months ended September 30, 2023.
For further information on the terms and conditions of our existing collaboration and license agreements, please refer to the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year-ended December 31, 2022.
At September 30, 2023, total contract assets from research, collaboration and licensing agreements were $nil (December 31, 2022: $3,000 which is presented within accounts receivable) and total contract liabilities were $33,034 (December 31, 2022: $32,941).

Contract liabilities include deferred revenue relating to an upfront payment received in 2018 under the licensing and collaboration agreement with BeiGene. During the nine months ended September 30, 2023, the Company did not recognize any revenue from performance obligations satisfied in relation to the deferred revenue (nine months ended September 30, 2022: $nil). Amounts not expected to be recognized as revenue in the next twelve months from September 30, 2023 have been classified as long-term deferred revenue.
10. Other income (expense), net
Other income (expense), net, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Foreign exchange gain (loss), net	$264	$1,456	$(631)	$1,817
Other	370	(98)	569	(15)
	$634	$1,358	$(62)	$1,802

11. Leases
The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue and Seattle, Washington with lease terms expiring between December 2024 and May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2023	December 31, 2022
Operating lease liabilities:
Current portion	$3,841	$3,322
Long-term portion	22,408	24,667
Total operating lease liabilities	26,249	$27,989
Finance lease liabilities:
Current portion	12	16
Long-term portion	120	124
Total finance lease liabilities	132	140
Total lease liabilities	$26,381	$28,129
Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2023 were $1,228 and $3,543, respectively, and were included in net cash used in operating activities in the consolidated statement of cash flows.

As of September 30, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$5,070
1 to 2 years	4,820
2 to 3 years	4,609
3 to 4 years	4,130
4 to 5 years	3,108
Thereafter	9,300
Total operating lease payments	31,037
Less:
Imputed interest	(4,788)
Operating lease liabilities	$26,249
As of September 30, 2023, the weighted average remaining lease term is 7.0 years and the weighted average discount rate used to determine the operating lease liability was 4.8% for leases in Canadian dollars and 3.0% for leases in U.S. dollars.
The cost components of the operating leases were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease expenses:
Operating lease expense	$4,675	$479	$6,010	$5,316
Variable lease expense	358	718	1,193	878
	$5,033	$1,197	$7,203	$6,194
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

The carrying values of cash and cash equivalents, investments in marketable securities, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. As at September 30, 2023, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2023	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents:
Cash and GICs	$94,332	$94,332	$—	$—
Investments:
GICs and mutual funds	74,064	74,064	—	—
U.S. Treasury notes	53,132	53,132	—	—
Corporate debt securities	168,666	—	168,666	—
Total	$390,194	$221,528	$168,666	$—

Liabilities
Liability for contingent consideration (note 13)	1,579	—	—	1,579
Total	$1,579	$—	$—	$1,579

	December 31, 2022	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Cash and GICs	$400,912	$400,912	$—	$—
Investments:
GICs	91,320	91,320	—	—
Total	$492,232	$492,232	$—	$—

Liabilities
Liability for contingent consideration (note 13)	1,248	—	—	1,248
Total	$1,248	$—	$—	$1,248

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase / (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended September 30, 2023	$1,747	$(168)	$—	$1,579
Nine months ended September 30, 2023	$1,248	$331	$—	$1,579

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
At September 30, 2023, the maximum exposure to credit risk for accounts receivable was $67,273, 96% of which was from Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2022: $33,400) and all accounts receivable are due within the next 12 months. As at September 30, 2023 and December 31, 2022, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk due to the low volume of transactions denominated in foreign currencies. At September 30, 2023, the Company’s net monetary liabilities denominated in Canadian dollars were $1,571 (C$2,139).
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of September 30, 2023, the contingent consideration had an estimated fair value of $1,579, which has been recorded within other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2022: $1,248). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
14. Subsequent Events
On October 19, 2023, the Company issued an aggregate of 2,079,193 shares of common stock to a warrant holder upon the cashless exercise of 2,079,224 pre-funded warrants. Each pre-funded warrant had an exercise price of $0.0001 per share of common stock.
On October 27, 2023, Zymeworks BC received written notice from LEO Pharma A/S (“LEO”), stating that LEO has elected to terminate, in its entirety, the Research and License Agreement, by and between Zymeworks BC and LEO, dated October 23, 2018 (the “Research and License Agreement”). In accordance with the terms of the Research and License Agreement, the termination of such agreement will be effective on January 25, 2024 (the “Termination Date”). LEO’s written notice stated that its decision to terminate was due to the closure of its bispecific antibody program, and, as a result, the Research and License Agreement is being terminated for convenience in accordance with the terms of such agreement without modifications or amendment thereto.
Pursuant to the terms of the Research and License Agreement, Zymeworks BC granted LEO a non-exclusive, worldwide, royalty-free, research and development license under Zymeworks BC’s Azymetric and EFECT platforms to perform preclinical research and development of antibodies pursuant to a research program, under which Zymeworks BC and LEO were jointly responsible for certain research activities, with Zymeworks BC’s costs to be fully reimbursed by LEO. Upon LEO selecting certain sequence pairs identified pursuant to the research program (each, a “Collaboration Sequence Pair”), Zymeworks BC would grant to LEO an exclusive license under Zymeworks BC’s Azymetric and EFECT platforms to make, use, sell, and import antibodies derived and generated from such Collaboration Sequence Pairs to incorporate into products, and to develop, make, use, sell, and import such products for dermatologic indications. LEO granted Zymeworks BC a non-exclusive license under LEO’s intellectual property to develop and commercialize antibodies resulting from the research program in all therapeutic areas other than dermatologic indications.
In connection with entry into the Research and License Agreement, Zymeworks BC received an upfront payment of $5.0 million. In addition, (i) for the first product that incorporated a Collaboration Sequence Pair, Zymeworks BC was eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digit percentages elsewhere, and (ii) for the second product that incorporated a Collaboration Sequence Pair, Zymeworks BC was eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digit percentages globally. For products developed by Zymeworks BC that include a Collaboration Sequence Pair and are sold outside of the field of dermatology, LEO was eligible to receive commercial milestone payments and up to single-digit percentage royalties on future sales. No development or commercial milestone payments or royalties were received by Zymeworks BC.
Effective as of the Termination Date, the Research and License Agreement will be terminated and will no longer be in effect, except that such termination does not relieve the parties from any obligation under the Research and License Agreement that accrued prior to the termination or affect the survival of any other right, duty or obligation of the parties under the Research and License Agreement, including certain other provisions expressly indicated to survive the termination.
As a result of termination, LEO will reimburse Zymeworks BC for all non-cancellable costs incurred by Zymeworks BC or its affiliates in connection with the research program. In addition, LEO must (i) cease all research, development and commercialization of the antibodies and products developed under the Research and License Agreement and (ii) effective as of the Termination Date, assign to Zymeworks BC all rights, title and interest in and to LEO’s intellectual property, including patent rights generated in the performance of the research program. In addition, the license granted to Zymeworks BC under LEO’s intellectual property to make, use, sell and import products that incorporate sequences developed pursuant to the research program outside of the field of dermatology will survive and become fully-paid, perpetual, irrevocable and royalty-free effective as of the Termination Date, and Zymeworks BC will not be restricted from using Zymeworks BC’s Azymetric and EFECT platforms to develop products in the field of dermatology.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting to each of BeiGene and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising antitumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy. These include pivotal clinical trials in (i) previously treated HER2 gene-amplified biliary tract cancers (“BTC”) and (ii) first-line locally advanced or metastatic HER2-positive gastroesophageal adenocarcinomas (“GEA”) in combination with chemotherapy with or without BeiGene’s tislelizumab. These also include trials in (i) first-line locally advanced or metastatic HER2-positive colorectal cancer, GEA, or BTC in combination with standard of care chemotherapy, (ii) first-line locally advanced or metastatic HER2-positive breast cancer in combination with docetaxel, (iii) previously treated locally advanced or metastatic HER2-positive, hormone receptor-positive breast cancer in combination with Pfizer’s Ibrance (palbociclib) and fulvestrant, (iv) previously treated locally advanced or metastatic HER2-expressing cancers (including HER2-positive and HER2-low breast cancer) in combination with ALX Oncology Inc.’s evorpacept (ALX148), (v) locally advanced (unresectable) and/or metastatic HER2-expressing cancers in Japanese patients, and (vi) previously treated metastatic HER2-expressing cancers in combination with select antineoplastic therapies.

Our second product candidate, zanidatamab zovodotin (formerly known as “ZW49”), combines the unique biparatopic antibody design of zanidatamab with our ZymeLink auristatin antibody-drug conjugate (“ADC”) technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. In January 2023, we announced our intent to continue development of zanidatamab zovodotin at the recommended phase two dose (“RP2D”) of 2.5 mg/kg dosed every three weeks. In October 2023, we presented additional data from our Phase 1 clinical trial that further supports this RP2D and enrollment in a Phase 2 study. We are currently pursuing the initiation of a Phase 2 study of zanidatamab zovodotin in combination with a PD-1 inhibitor in subjects with locally advanced (unresectable) or metastatic HER2-overexpressing non-squamous non-small cell lung cancers ("NSCLC"). This study is expected to recruit patients in Asia, North America and Europe.

We are also advancing a deep pipeline of preclinical product candidates and discovery-stage programs in oncology (including immuno-oncology agents) and other therapeutic areas with an emphasis on developing ADC and multispecific antibody therapeutics (“MSAT”) candidates. Our pipeline of preclinical product candidates includes four programs nominated for development, ZW191, ZW171, ZW220 and ZW251. We expect to submit investigational new drug (“IND”) or foreign equivalent applications in 2024 for ZW191 and ZW171, in the first half of 2025 for ZW220, and in the second half of 2025 for ZW251. We also have early-stage preclinical programs in development. The four nominated programs are as follows:
•ZW191, an ADC that targets folate receptor alpha expressing tumors including ovarian, other gynecological, and NSCLC. ZW191 is built using our drug conjugate platforms, including our novel topoisomerase inhibitor (“TOPO1i”)-based payload technology. The folate receptor alpha monoclonal antibody incorporated in ZW191 was generated in-house and selected based on enhanced internalization characteristics to enable targeting of high, mid, and low levels of folate alpha receptor expression;
•ZW171, a multispecific antibody built using our Azymetric platform and is a novel 2 + 1 format T-cell engaging multispecific antibody targeting pancreatic, mesothelioma, ovarian, and other mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry with two single-chain fragment variable arms targeting MSLN, and one Fab arm targeting CD3 to redirect the body’s natural immune system to fight cancer cells;
•ZW220, an ADC that targets NaPi2b-expressing NSCLC and ovarian cancer and similar to ZW191, is built using our proprietary TOPO1i-based payload technology. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was generated in-house and selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both high and low expressing NaPi2b-expressing tumors; and
•ZW251, a potential first-in-class ADC molecule designed for the treatment of glypican 3 ("GPC3")-expressing hepatocellular carcinoma ("HCC"). ZW251 incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in two additional pipeline ADC programs, ZW191 (anti-FRa) and ZW220 (anti-NaPi2b). A drug-antibody-ratio ("DAR") of four was selected to balance tolerability and efficacy, with ZW251 anti-tumor activity observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression.
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
We have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate platforms with the following pharmaceutical companies: BeiGene, Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc.), Merck Sharp & Dohme Research GmbH (“Merck”), and Atreca, Inc. (“Atreca”).
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
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to September 30, 2023, we received $942.5 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of September 30, 2023, we had $390.2 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2023, combined with certain anticipated milestone payments from our existing collaborations, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $104.2 million for the nine months ended September 30, 2023 and through September 30, 2023, we had an accumulated deficit of $663.0 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
Zanidatamab Clinical Program

In October 2023, as part of The European Society for Medical Oncology ("ESMO") Annual Congress, our partner BeiGene presented clinical results from the ongoing global open-label Phase 1b/2 study for zanidatamab plus chemo and tislelizumab, an anti-PD-1 monoclonal antibody, for the first-line treatment of HER2-positive gastric/gastroesophageal junction adenocarcinoma ("G/GEJC") in patients with untreated, unresectable, locally advanced/metastatic HER2+ G/GEJC. As of November 22, 2022, 33 patients were assigned to Cohort 2a (n=19) or 2b (n=14). Cohort 2a received zanidatamab 30 mg/kg intravenously (IV), Cohort 2b received zanidatamab 1800 mg IV (weight <70 kg) or 2400 mg IV (weight ≥70 kg), each with tislelizumab 200 mg IV every 3 weeks. Both cohorts also received standard capecitabine-oxaliplatin (CAPOX). Primary endpoints were safety and investigator ("INV")-assessed objective response rate ("ORR") per RECIST v1.1. Secondary endpoints included INV-assessed progression-free survival ("PFS"), duration of response, and disease control rate. The study showed zanidatamab plus chemotherapy and tislelizumab produced antitumor activity with a Confirmed ORR of 75.8% (95% CI: 57.7, 88.9); median PFS of 16.7 months (95% CI: 8.2, NE), and median duration of response of 22.8 months (95% CI: 7.4, NE). Safety data showed 22 patients (66.7%) experienced at least one grade ≥3 treatment-related adverse event ("TRAE"). The most common TRAEs of any grade were diarrhea (100%), nausea (63.6%), and decreased appetite (48.5%). In total, nine patients (27.3%) experienced immune-mediated adverse events. Overall, 13 (39.4%) patients remained on treatment. In Cohort 2a, two patients (6.1%) died as a result of TRAEs (one from lung infection and pneumonitis and the other of sudden death). A Phase 3 trial (NCT05152147) evaluating this regimen is ongoing with top-line data from HERIZON-GEA-01 expected to be reported in 2024.

Also at ESMO in October 2023, our partner Jazz presented clinical results on quality of life outcomes from the Phase 2b HERIZON-BTC-01 study evaluating patients with zanidatamab-treated HER2-positive BTC in patients with centrally confirmed HER2-amplified tumors (detected by in situ hybridization). Patients were prospectively assigned into one of two cohorts, Cohort 1 (immunohistochemistry ("IHC") 2+ or 3+; defined as HER2-positive), and Cohort 2 (IHC 0 or 1+). Due to limited sample size (n=7) and no confirmed responses in Cohort 2, the health-related quality of life ("HRQoL") analyses reported were focused on Cohort 1 only (HER2-positive). HRQoL outcomes were exploratory endpoints and were assessed using patient-reported 5-Level EQ-5 Dimension (EQ-5D-5L) descriptive system questionnaire which assesses five dimensions (mobility, self-care, usual activities, pain or discomfort and anxiety or depression) by five levels (for each dimension, patients could report: 1, no problems; 2, slight problems; 3, moderate problems; 4, severe problems; 5, extreme problems/unable to engage in activity). Other exploratory endpoints were assessed using EQ-5D visual analogue scale (VAS) to assesses overall current health. Patients with HER2-positive BTC who responded to zanidatamab reported improved HRQoL compared with baseline. Overall, zanidatamab showed positive results that support its potential to reduce disease burden and potentially result in improved patient HRQoL compared with baseline. We previously reported data from our Phase 2b study, where zanidatamab as monotherapy in this patient population had a confirmed ORR of 41.3% (51.6% in the IHC3+ patients ) and a median PFS of 5.5 months.

Zanidatamab Zovodotin Clinical Program
In October 2023, as part of the AACR-EORTC-NCI International Conference on Molecular Targets and Cancer Therapeutics, we presented clinical data for zanidatamab zovodotin in a poster titled "Phase 1 Study of Zanidatamab Zovodotin (ZW49): Safety Profile and Recommended Dose (RD) in Patients with Human Epidermal Growth Factor 2 (HER2)-positive Solid Cancers." In total, 67 patients were treated with zanidatamab zovodotin at select cohorts in the 1.25 mg/kg (n =18) and 1.5 mg/kg (n = 18) QW; 2.5 mg/kg Q3W (n = 31) dosing regimens. Of these 67 patients, eight patients discontinued due to TRAEs, including five patients discontinued in 2.5 mg/kg Q3W (three Grade 2 and one Grade 3 keratitis; and one serious TRAE of Grade 4 infusion-related reaction); one patient discontinued in 1.25 mg/kg QW (Grade 2 ophthalmic herpes zoster); and two patients discontinued in 1.5 mg/kg QW (two Grade 2 keratitis). In the evaluation of zanidatamab zovodotin, the safety profile was consistent between the 1.25 mg/kg QW and 2.5 mg/kg Q3W regimens, with manageable low-grade keratitis events and no severe complications, and based on a comprehensive review of the safety and preliminary antitumor activity data, zanidatamab zovodotin 2.5 mg/kg Q3W IV was identified as the recommended dose. Additionally, zanidatamab zovodotin at 2.5 mg/kg Q3W IV demonstrated promising antitumor activity in heavily pretreated patients with advanced HER2+ cancers, achieving a 30% overall response rate with response durations ranging from 1.4 to 19.8 months. These findings suggest that zanidatamab zovodotin 2.5 mg/kg Q3W IV is the recommended dose, offering an acceptable tolerability profile and potential as a novel treatment option for advanced HER2+ cancers, supporting further investigation.
Preclinical Programs
In July 2023, we selected ZW220 as our next IND candidate (or foreign equivalent), with application(s) expected to be submitted in the first half of 2025. ZW220 is built on Zymeworks' drug conjugate platform technology, and delivers a potent, bystander-active TOPO1i-based payload via a cleavable traceless linker. The monoclonal antibody in ZW220 targeting NaPi2b, a sodium-dependent transporter, was developed in-house and selected based on its favorable binding profile and enhanced internalization properties to enable targeting of both high and low expressing NaPi2b-expressing tumors. The DAR in ZW220 was designed to balance efficacy and tolerability by incorporating an average of four TOPO1i payloads per antibody.
In October 2023, as part of the 14th Annual World ADC San Diego, we presented additional preclinical data on our preclinical product candidates ZW251, a novel GPC3-targeting ADC bearing a TOPO1i payload, and ZW220, a potential first-in-class TOPO1i ADC for the treatment of NaPi2b-expressing solid tumors.
In November 2023, as part of the Society for Immunotherapy of Cancer (SITC) annual meeting, we presented additional preclinical data on our preclinical tri-specific T-cell engager (TriTCE) programs.
In November 2023, we selected ZW251 as our next IND candidate, a potential first-in-class ADC molecule designed for the treatment of GPC3-expressing HCC, with IND or foreign equivalent filing anticipated in the second half of 2025. GPC3, a GPI-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. The GPC3-targeting antibody incorporated in ZW251 was selected based on key ADC attributes including its binding profile, efficient internalization and payload delivery across a range of GPC3-expressing models of HCC. ZW251 incorporates the same Zymeworks’ proprietary bystander-active topoisomerase 1 inhibitor payload utilized in two additional pipeline ADC programs, ZW191 (anti-FRa) and ZW220 (anti-NAPi2b). A drug-antibody-ratio (DAR) of four was selected to balance tolerability and efficacy, with ZW251 anti-tumor activity observed in multiple Patient Derived Xenograft models of HCC reflecting a range of GPC3 over-expression. We are encouraged by published research demonstrating the potential of GPC3 antibody targeting in HCC patients as evidenced by tumor localization of iodine radiolabeled condrituzumab, a prior clinical stage anti-GPC3 mAb, and believe that antibody drug conjugate-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC.
Licensing and Collaboration Agreements
Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin
On September 18, 2023, Zymeworks BC Inc. ("Zymeworks BC"), a subsidiary of Zymeworks Inc., and BeiGene entered into a Termination Agreement (the “Termination Agreement”) relating to the License and Collaboration Agreement between Zymeworks BC and BeiGene, relating to the research, development and commercialization of zanidatamab zovodotin, dated November 26, 2018, as amended on May 25, 2020 and June 2, 2021 (collectively, the “Zanidatamab Zovodotin License and Collaboration Agreement”). The Termination Agreement does not terminate the Zanidatamab License and Collaboration Agreement (as defined below).
Previously, Zymeworks BC and BeiGene entered into the Zanidatamab Zovodotin License and Collaboration Agreement, pursuant to which Zymeworks BC granted BeiGene a royalty-bearing exclusive license for the research, development and commercialization of zanidatamab zovodotin in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand (collectively, the "BeiGene Territory"). Pursuant to the Zanidatamab Zovodotin

License and Collaboration Agreement, Zymeworks BC was eligible to receive up to $195 million in development and commercial milestone payments and royalties ranging from the high single digit percentages up to 20% on product sales.
Pursuant to the Termination Agreement, the Zanidatamab Zovodotin License and Collaboration Agreement is terminated, effective as of September 18, 2023, and is no longer in effect, except that the termination does not relieve the parties from obligations under the Zanidatamab Zovodotin License and Collaboration Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination, including certain licenses to BeiGene intellectual property with respect to zanidatamab zovodotin.
Amendment of BeiGene License and Collaboration Agreement Regarding Zanidatamab
In connection with the entry into the Termination Agreement, on September 18, 2023, Zymeworks BC and BeiGene also entered into the Third Amendment to License and Collaboration Agreement (the “Amendment”) relating to the License and Collaboration Agreement between Zymeworks BC and BeiGene relating to the research, development and commercialization of zanidatamab, dated November 26, 2018, as amended on March 29, 2021 and August 10, 2021 (collectively, the “Zanidatamab License and Collaboration Agreement”). Pursuant to the Zanidatamab License and Collaboration Agreement, Zymeworks BC granted BeiGene a royalty-bearing exclusive license for the research, development and commercialization of zanidatamab in the BeiGene Territory. Pursuant to the Amendment, Zymeworks BC is eligible to receive tiered royalties ranging from the high single digit percentages up to 19.5% on net sales of zanidatamab, which amends the previous provision to uniformly reduce all such royalty rates by one-half of one percent (0.5%) (“Royalty Reduction”). The Royalty Reduction will apply until the cumulative reduction in royalties owed to Zymeworks BC as a result of the Royalty Reduction, relative to the royalties that would have been owed to Zymeworks BC absent the Royalty Reduction, reaches a dollar cap in the low double-digit millions of dollars. Thereafter, the Royalty Reduction will no longer apply to reduce any royalties owed to Zymeworks under the Zanidatamab License and Collaboration Agreement. Pursuant to the Amendment, the remaining provisions of the Zanidatamab License and Collaboration Agreement remain unchanged.

Termination of LEO Research and License Agreement

On October 27, 2023, Zymeworks BC received written notice from LEO Pharma A/S (“LEO”), stating that LEO has elected to terminate, in its entirety, the Research and License Agreement, by and between Zymeworks BC and LEO, dated October 23, 2018 (the “Research and License Agreement”). In accordance with the terms of the Research and License Agreement, the termination of such agreement will be effective on January 25, 2024 (the “Termination Date”). LEO’s written notice stated that its decision to terminate was due to the closure of its bispecific antibody program, and, as a result, the Research and License Agreement is being terminated for convenience in accordance with the terms of such agreement without modifications or amendment thereto. Pursuant to the terms of the Research and License Agreement, Zymeworks BC granted LEO a non-exclusive, worldwide, royalty-free, research and development license under Zymeworks BC’s Azymetric and EFECT platforms to perform preclinical research and development of antibodies pursuant to a research program, under which Zymeworks BC and LEO were jointly responsible for certain research activities, with Zymeworks BC’s costs to be fully reimbursed by LEO. Upon LEO selecting certain sequence pairs identified pursuant to the research program (each, a “Collaboration Sequence Pair”), Zymeworks BC would grant to LEO an exclusive license under Zymeworks BC’s Azymetric and EFECT platforms to make, use, sell, and import antibodies derived and generated from such Collaboration Sequence Pairs to incorporate into products, and to develop, make, use, sell, and import such products for dermatologic indications. LEO granted Zymeworks BC a non-exclusive license under LEO’s intellectual property to develop and commercialize antibodies resulting from the research program in all therapeutic areas other than dermatologic indications.

In connection with entry into the Research and License Agreement, Zymeworks BC received an upfront payment of $5.0 million. In addition, (i) for the first product that incorporated a Collaboration Sequence Pair, Zymeworks BC was eligible to receive preclinical and development milestone payments of up to $74.0 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to 20% in the United States and up to high single digit percentages elsewhere, and (ii) for the second product that incorporated a Collaboration Sequence Pair, Zymeworks BC was eligible to receive preclinical and development milestone payments of up to $86.5 million and commercial milestone payments of up to $157.0 million together with tiered royalties on future sales of up to low double digit percentages globally. For products developed by Zymeworks BC that include a Collaboration Sequence Pair and are sold outside of the field of dermatology, LEO was eligible to receive commercial milestone payments and up to single-digit percentage royalties on future sales. No development or commercial milestone payments or royalties were received by Zymeworks BC.

Effective as of the Termination Date, the Research and License Agreement will be terminated and will no longer be in effect, except that such termination does not relieve the parties from any obligation under the Research and License Agreement that accrued prior to the termination or affect the survival of any other right, duty or obligation of the parties under the Research and License Agreement, including certain other provisions expressly indicated to survive the termination.

As a result of termination, LEO will reimburse Zymeworks BC for all non-cancellable costs incurred by Zymeworks BC or its affiliates in connection with the research program. In addition, LEO must (i) cease all research, development and commercialization of the antibodies and products developed under the Research and License Agreement and (ii) effective as of the Termination Date, assign to Zymeworks BC all rights, title and interest in and to LEO’s intellectual property, including patent rights generated in the performance of the research program. In addition, the license granted to Zymeworks BC under LEO’s intellectual property to make, use, sell and import products that incorporate sequences developed pursuant to the research program outside of the field of dermatology will survive and become fully-paid, perpetual, irrevocable and royalty-free effective as of the Termination Date, and Zymeworks BC will not be restricted from using Zymeworks BC’s Azymetric and EFECT platforms to develop products in the field of dermatology.
Other Matters
On October 11, 2023, Lota Zoth notified the Company of her decision not to stand for re-election to the Board of Directors at the Company's 2023 annual general meeting of stockholders. Ms. Zoth will continue to serve as a member of the Board of Directors, lead independent director, chair of the audit committee and member of the compensation committee until the expiration of her term at the Company's 2023 annual general meeting of stockholders.
On October 13, 2023, our Board of Directors, upon recommendation of the nominating and corporate governance committee of the Board of Directors, nominated Dr. Nancy Davidson for election to our Board of Directors at the Company's 2023 annual general meeting of stockholders. If elected, Dr. Davidson will serve as a Class II director with a term expiring at the Company's 2026 annual general meeting of stockholders.
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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through September 30, 2023 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships, we remain eligible to receive up to $1.56 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
Through September 30, 2023, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements, excluding amounts received related to zanidatamab or zanidatamab zovodotin. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, Iconic, Merck and Atreca. Under these revenue-generating strategic partnerships and collaboration agreements, we are eligible to receive up to $2.4 billion in preclinical and development milestone payments and up to $5.3 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
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

In April 2023, Zymeworks BC, ZBI (a subsidiary of Zymeworks BC), Zymeworks Zanidatamab Inc. (“ZZI”, a subsidiary of ZBI formed in December 2022 focused on the development program for zanidatamab), and Jazz Inc., entered into a Stock and Asset Purchase Agreement (the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, the Transfer Agreement provides for a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz Inc. and its affiliates by transferring certain assets, contracts and employees associated with the zanidatamab development program to Jazz Inc. and its affiliates.

Pursuant to the Transfer Agreement, (i) Jazz Inc. acquired from ZBI 100% of the issued and outstanding capital stock of ZZI; (ii) Jazz Inc. engaged certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and the Company transferred to Jazz Inc. or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that worked on the Program; (iii) Jazz Inc. and its affiliates acquired from Zymeworks BC and ZBI and their affiliates the Acquired Assets (as defined in the Transfer Agreement); and (iv) Jazz Inc. and its affiliates have assumed certain liabilities that arise following the Closing (as defined below) related to the Acquired Assets and the Program, including with respect to the transferred service providers, in each case subject to the terms and conditions of the Transfer Agreement ((i) through (iv) are collectively referred to as the “Transactions”). The consummation of the transactions contemplated by the Transfer Agreement, including the execution of the Amended Jazz Collaboration Agreement (as defined below), occurred on May 15, 2023 (the “Closing”). No shares of the Company’s common stock were sold by the Company or acquired by Jazz Inc. and its affiliates in connection with the Transactions. For additional information regarding the terms of the Transfer Agreement and Amended Jazz Collaboration Agreement, please refer to the Company’s Current Reports on Form 8-K filed with the SEC on April 26, 2023 and May 16, 2023, respectively.

In September 2023, Zymeworks BC and BeiGene entered into the Termination Agreement relating to the Zanidatamab Zovodotin License and Collaboration Agreement. For additional details on the Termination Agreement, see “– Licensing and Collaboration Agreements – Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin” above.

In connection with the entry into the Termination Agreement, in September 2023, Zymeworks BC and BeiGene also entered into the Amendment relating to the Zanidatamab License and Collaboration Agreement. For additional details on the Termination Agreement, see “– Licensing and Collaboration Agreements – Amendment of BeiGene License and Collaboration Agreement Regarding Zanidatamab” above.

In October 2023, Zymeworks BC received written notice from LEO, stating that LEO has elected to terminate, in its entirety, the Research and License Agreement. For additional details, see “– Licensing and Collaboration Agreements – Termination of LEO Research and License Agreement” above.
Except as noted above, there have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2022. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2022.
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

It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. Excluding research and development expenses related to our zanidatamab program, we expect our research and development expenses to increase in the future, subject to periodic fluctuations, as we continue to advance, expand and complete the clinical development of our product candidates, support our ongoing collaborations, and conduct our ongoing preclinical research activities.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2023 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2023 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Revenue from research and collaborations	$16.5	$2.6	$13.9	535%	$59.1	$10.0	$49.1	491%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $13.9 million in the three months ended September 30, 2023 compared to the same period in 2022. Revenue for the three months ended September 30, 2023 included $15.4 million for development support and drug supply revenue from Jazz and $1.1 million from our partners for research support and other payments. Revenue for the same period in 2022 included $2.6 million from our partners for research support and other payments.
Total revenue increased by $49.1 million in the nine months ended September 30, 2023 compared to the same period in 2022. Revenue for the nine months ended September 30, 2023 included $76.4 million for development support and drug supply revenue from Jazz, which was partially offset by a $20.1 million credit issued to Jazz for contractual amendments to our partnership arrangement, and $2.8 million from our partners for research support and other payments. Revenue for the same period in 2022 included a $5.0 million research license fee from our Atreca licensing agreement and $5.0 million from our partners for research support and other payments.
In connection with the Closing of the transactions contemplated by the Transfer Agreement and our entry into the Amended Jazz Collaboration Agreement, we expect that revenue in future quarters for development support from Jazz will decrease significantly compared to revenue for the three and nine months ended September 30, 2023, though we will remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement. The expected decrease in revenue reflects the transfer of responsibility for the Program to Jazz pursuant to the Amended Jazz Collaboration Agreement with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.
Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$1.7	$15.7	$(14.0)	(89)%	$43.2	$90.5	$(47.3)	(52)%
Zanidatamab zovodotin	1.7	1.3	0.4	31%	4.8	2.2	2.6	118%
Preclinical and other research programs	15.1	2.9	12.2	421%	26.5	4.9	21.6	441%
	18.5	19.9	(1.4)	(7)%	74.5	97.6	(23.1)	(24)%
Unallocated departmental research and development expenses:
Salaries and benefits	6.7	10.1	(3.4)	(34)%	26.7	41.2	(14.5)	(35)%
Stock-based compensation expense	1.3	2.2	(0.9)	(41)%	0.7	0.7	—	—%
Other unallocated expenses	6.3	4.9	1.4	29%	16.2	16.1	0.1	1%
Research and development expense (1)	$32.8	$37.1	$(4.3)	(12)%	$118.1	$155.6	$(37.5)	(24)%
(1) Excluding zanidatamab, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing preclinical research activities.
Research and development expense decreased by $4.3 million for the three months ended September 30, 2023 compared to the same period in 2022. For the three months ended September 30, 2023, research and development expense included non-cash stock-based compensation expense of $1.3 million comprised of a $1.3 million expense from equity classified awards (three months ended September 30, 2022 – $2.2 million expense) and a nominal expense related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (three months ended September 30, 2022 - a nominal expense). The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab as a result of transfer of this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2022, was partially offset by an increase in preclinical expenses, primarily with respect to preclinical product candidates ZW171 and ZW191. In addition, salaries and benefits expenses decreased compared to the same period in 2022, due to lower headcount in 2023.
Research and development expense decreased by $37.5 million for the nine months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, research and development expense included non-cash stock-based compensation expense of $0.7 million comprised of a $0.7 million expense from equity classified awards (nine months ended September 30, 2022 – $1.5 million expense) and a nominal expense related to the non-cash, mark-to-market revaluation of certain historical liability classified awards (nine months ended September 30, 2022 - $0.8 million recovery). The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab as a result of transfer of this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2022, was partially offset by an increase in preclinical expenses, primarily with respect to preclinical product candidates ZW171 and ZW191, and in higher zanidatamab zovodotin program costs, as a result of amendments to clinical development program agreements in 2022. In addition, salaries and benefits expenses decreased compared to the same period in 2022, due to lower headcount in 2023 and lower non-recurring severance expenses.
Our research and development expenses relating to zanidatamab following the Closing of the transactions contemplated by the Transfer Agreement and the Amended Jazz Collaboration Agreement have decreased significantly compared to the three and nine months ended September 30, 2022. We remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement and are also eligible for reimbursement of costs for third party services or other expenses under certain contracts being transferred to Jazz pursuant to the Transfer Agreement.

General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Salaries and benefits	$3.9	$4.3	$(0.4)	(9)%	$13.1	$17.4	$(4.3)	(25)%
Stock-based compensation expense (recovery)	0.6	2.5	(1.9)	(76)%	3.8	(1.5)	5.3	353%
Professional fees, consulting and business insurance	6.0	6.9	(0.9)	(13)%	22.2	16.7	5.5	33%
Other general and administrative expenses	6.5	2.2	4.3	195%	16.5	10.6	5.9	56%
General and administrative expense	$17.0	$15.9	$1.1	7%	$55.6	$43.2	$12.4	29%
General and administrative expense increased by $1.1 million for the three months ended September 30, 2023 compared to the same period in 2022. For the three months ended September 30, 2023, general and administrative expense included non-cash stock-based compensation expense of $0.6 million comprised of a $0.8 million expense from equity classified awards (three months ended September 30, 2022 – $2.5 million expense) and a $0.2 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (three months ended September 30, 2022 – a nominal expense). The increase in general and administrative expense was primarily due to an increase in expenses related to higher depreciation on facilities and higher technology spend in 2023 compared to the same period in 2022. This was partially offset by a decrease in salaries and benefits expenses compared to the same period in 2022 due to lower headcount in 2023.
General and administrative expense increased by $12.4 million for the nine months ended September 30, 2023 compared to the same period in 2022. For the nine months ended September 30, 2023, general and administrative expense included non-cash stock-based compensation expense of $3.8 million comprised of a $4.9 million expense from equity classified awards (nine months ended September 30, 2022 – $1.5 million expense) and a $1.1 million recovery related to the non-cash mark-to-market revaluation of certain historical liability classified awards (nine months ended September 30, 2022 – $3.0 million recovery). The increase in general and administrative expense was primarily due to an increase in expenses for professional services and other expenses related to higher depreciation on facilities and higher technology spend in 2023 compared to the same period in 2022. This was partially offset by a decrease in salaries and benefits expenses compared to the same period in 2022 due to lower headcount in 2023 and due to lower non-recurring severance expenses.
Other Income, net

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2023	2022			2023	2022

Other income, net	$5.7	$2.5	$3.2	128%	$14.6	$3.7	$10.9	295%
Other income, net increased by $3.2 million for the three months ended September 30, 2023 compared to the same period in 2022. Other income, net for 2023 included $5.0 million in interest income and $0.6 million in net foreign exchange gain and other miscellaneous income. Other income, net for the three months ended September 30, 2022, included $1.1 million in interest income and a $1.4 million net foreign exchange gain and other miscellaneous income. The increase in interest income was driven by a higher balance of cash resources at higher rates of return.
Other income, net increased by $10.9 million for the nine months ended September 30, 2023 compared to the same period in 2022. Other income, net for 2023 included $14.7 million in interest income partially offset by a $0.1 million in net loss which includes foreign exchange loss and other miscellaneous income. Other income, net for the nine months ended September 30, 2022, included $1.9 million in interest income and a $1.8 million net foreign exchange gain and other miscellaneous amounts. The increase in interest income was driven by a higher balance of cash resources at higher rates of return.

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
As of September 30, 2023, we had $390.2 million of cash, cash equivalents, and marketable securities, comprised of $94.3 million in cash and cash equivalents and $295.9 million in marketable securities.
Cash Flows

The following table represents a summary of our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(132.3)	$(183.3)
Investing activities	(205.9)	(31.8)
Financing activities	31.2	109.0
Effect of exchange rate changes on cash and cash equivalents	0.4	0.3
Net change in cash and cash equivalents	$(306.6)	$(105.8)
Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $132.3 million compared to $183.3 million for the same period in the prior year. The decrease in net cash used in operating activities was primarily due to a decrease in cash expenditures for operations as a result of transfer of our zanidatamab program to Jazz. This was partly offset by increased expenditure on our preclinical product candidates. For the nine months ended September 30, 2023, our cash used in operations was negatively impacted by working capital movements, primarily due to higher levels of receivables, which we expect to partially reverse by the end of 2023. As of September 30, 2023, we have approximately $64.3 million in receivables from Jazz reflecting reimbursement for zanidatamab development costs.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 was primarily related to net purchases of investments in marketable securities of $203.6 million and cash outflows of $2.3 million for the acquisition of property and equipment in our office and laboratory spaces in Canada. Net cash used in investing activities for the nine month period ended September 30, 2022 was primarily related to net purchases of short-term investments in marketable securities of $19.5 million partially offset by cash outflows of $12.2 million for the acquisition of property and equipment in relation to our new office and lab spaces in Canada and an increase in intangible assets including software implementation costs.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 included net proceeds of $26.2 million from our share issuance pursuant to the Sales Agreement, $4.2 million from stock option exercises and $0.8 million from the issuance of shares of common stock in relation to our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2022 included $107.5 million relating to net proceeds from our January 2022 public offering of equity securities and $1.4 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of November 6, 2023, 70,001,987 shares of common stock were issued and outstanding. In addition, as of November 6, 2023, we had 3,974,766 shares of common stock issuable pursuant to 3,974,766 exercisable outstanding stock options, 3,235,659 shares of common stock issuable pursuant to 3,235,659 outstanding options that were not exercisable at that date, and 792,763 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement (as defined in note 1 of our interim condensed consolidated financial statements for the quarter ended September 30, 2023 within this Quarterly Report on Form 10-Q), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares (as defined below) outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by Zymeworks ExchangeCo Ltd ("ExchangeCo"), when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC ("CallCo") purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights.

As of November 6, 2023, 773,314 Exchangeable Shares have been exchanged on a one-to-one basis for 773,314 shares of our common stock and 651,219 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 651,219 shares of our common stock.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.
Item 4.    Controls and Procedures.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 1A.    Risk Factors.
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
•We have a limited number of product candidates, all of which are still in preclinical or clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
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
Risk Factors
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We have a limited number of product candidates, all of which are still in preclinical or clinical development. If we do not obtain regulatory approval of one or more of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
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
From time to time, we may publish interim, preliminary or top-line data from clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data is available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our reputation and business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. Past results of clinical trials may not be predictive of future results.
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

Zanidatamab has also been granted Breakthrough Therapy designation from the Center for Drug Evaluation in China for treating patients with BTC who have failed prior systemic therapies. This designation alone does not guarantee faster approval of zanidatamab in China.
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

The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including delays or disruptions due to pandemics or other health crises, travel restrictions, staffing shortages, government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. During the COVID-19 pandemic, the FDA issued a number of COVID-19 related guidance documents for manufacturers and clinical trial sponsors, many of which have expired or were withdrawn with the termination of the COVID-19 public health emergency declaration on May 11, 2023, although some COVID-19 related guidance documents continue in effect. The full impact of this termination of the national emergency and the wind-down of the public health emergency on FDA and other regulatory policies and operations are unclear. However, to the extent any global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, or if the FDA and other agencies experience other delays, backlogs or disruptions, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using various antibody therapeutic platforms to address specific cancer targets.
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
In many countries, particularly those in the European Union ("EU"), prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.

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

Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those that our CROs and our other third-party service providers may utilize in the past have been subject to, and may be vulnerable to, attacks by hackers or other third parties, viruses, ransomware or other malicious code, or other breaches, incidents, outages, interruptions, compromises or vulnerabilities due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems or information). Any such breach, incident, outage, interruption, compromise or vulnerability could compromise systems and networks used in our business and lead to system and other operational outages, interruptions and disruptions and the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, and make use of third-party service providers to perform certain operational and security functions on our behalf, there is no guarantee that we or our third-party service providers can, or have been able to, protect our systems or networks or other systems or networks used in our business from security breaches, incidents, outages, interruptions, compromises, or vulnerabilities, or that we or they have been or will be able to identify, identify the cause of or otherwise respond to any actual or potential security breach, incident, outages, interruptions, compromise or vulnerabilities. We have engaged in efforts to improve our security measures, and we expect to continue to incur additional expenses in further efforts to do so, whether in response to actual or perceived security breaches or incidents, compromises, outages, interruptions, vulnerabilities or otherwise. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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

U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020, which went into effect on January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA, including such laws in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia. Further, Washington also has enacted the My Health, My Data Act, which, among other things, provides for a private right of action. While limited exemptions to some of these laws may apply to portions of our business, the recency of these laws’ enactment and evolving interpretations of these laws may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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

Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. Under the Consolidated Appropriations Act 2023, the 2% Medicare sequester is extended for the first six months of fiscal year 2032 and revises the sequester percentage up to 2% for fiscal years 2030 and 2031. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

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
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in the rate of inflation and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business, financial condition, and stock price may be adversely affected by any such economic downturn, volatile business environment, or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown, geopolitical events such as the conflict between Russia and Ukraine and the conflict in Israel and the Gaza Strip, or a global pandemic such as the COVID-19 pandemic.
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
•instability in the international geopolitical environment, including as a result of the Russian invasion of Ukraine and the conflict in Israel and the Gaza Strip;
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
We received an unsolicited, non-binding proposal from an investor to purchase our Company.
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
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the year ended December 31, 2021 was $211.8 million, while net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement (as defined below) and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. Our net loss for the nine months ended September 30, 2023 was $104.2 million. As of September 30, 2023, our accumulated deficit was $663.0 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred to date, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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

In October 2022, Zymeworks BC entered into a License and Collaboration Agreement (the “Original Jazz Collaboration Agreement”) with Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), an affiliate of Jazz Pharmaceuticals, Inc. (“Jazz Inc.”), under which Jazz obtained development and commercialization rights of zanidatamab throughout the world, but excluding certain territories already covered by Zymeworks BC’s agreement with BeiGene. Pursuant to the terms of the agreement, we received a $50 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and a further payment of $325 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01. We were also eligible to receive additional milestone payments upon achievement of certain regulatory and commercial milestones, as well as tiered royalties on Jazz’s net sales of licensed products.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, Iconic, Merck and Atreca. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, Iconic, Merck and Atreca may be terminated for convenience upon the completion of a specified notice period;
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

We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our third-party partners may encounter difficulties with respect to these activities that could delay or impair our ability to initiate or complete our clinical trials or commercialize products.
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
The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured in accordance with cGMP by utilizing cells that are stored in a cell bank. We have one master cell bank and one working cell bank for zanidatamab (also used for zanidatamab zovodotin) and one master cell bank for each of ZW191 and ZW171. Should any cell bank be lost in a catastrophic event, it is possible that we could lose part of a cell bank and have our manufacturing potentially impacted by the need to replace the cell bank. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, recent judicial decisions in the U.S. raised questions regarding the award of patent term adjustment (PTA) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.
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
As of September 30, 2023, we had 252 full-time employees, which reflects the reduction in the number of our employees as a result of the transfer to Jazz Inc. or a Jazz affiliate of certain employees in connection with the Closing of the Transfer Agreement transactions. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
In addition, the stock market in general, and the stock of biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the relevant companies, which has resulted in increased volatility and decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments, may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in this “Risk Factors” section, could have a material adverse effect on the market price of our common stock.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 44.8% of our outstanding common stock as of September 30, 2023. Our directors and executive officers beneficially own, in the aggregate, approximately 1.0% of our outstanding common stock as of September 30, 2023. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
None.

Item 6.    Exhibits.

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

10.1 #
Amended and Restated Employment Agreement by and between Zymeworks BC Inc., the Company and Paul Moore, dated July 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on July 10, 2023).

10.2
Termination Agreement by and between Zymeworks BC Inc. and BeiGene, Ltd., dated September 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

10.3 *
Third Amendment License and Collaboration Agreement by and between Zymeworks BC Inc. and BeiGene, Ltd., dated September 18, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

10.4 #
Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) and UK Sub-Plan to the Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): September 30, 2023 (unaudited) and December 31, 2022 (audited), (ii) Interim Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine month periods ended September 30, 2023 and 2022 (unaudited), (iii) Interim Condensed Consolidated Statements of Changes in Shareholders' Equity for the three and nine month periods ended September 30, 2023 and 2022 (unaudited), (v) Interim Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2023 and 2022 (unaudited) and (vi) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
*	Certain portions of this exhibit (indicated by “[…***…]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	November 7, 2023

By:	/s/ Christopher Astle
	Name:	Christopher Astle
	Title:	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 7, 2023