Form 10-K
period 2023-12-31
Zymeworks Inc.
filed 2024-03-06
CIK 1937653

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
_________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”
“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC, was approximately $468.5 million.
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of March 4, 2024 was 70,568,222.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ZYMEWORKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” or information within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:
•the size of our addressable markets and our ability to commercialize product candidates;
•the achievement of advances in and expansion of our therapeutic platforms and antibody engineering expertise;
•the likelihood of product candidate development and clinical trial progression, initiation or success; and
•our ability to predict and manage government regulation.
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
•unanticipated tax consequences in connection with the Redomicile Transactions (as defined below);
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
Unless the context otherwise requires or otherwise expressly states, all references in this Annual Report on Form 10-K to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.

PART I
Item 1.    Business
Overview
Zymeworks is a clinical-stage biotechnology company developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases. Zymeworks’ complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates.
Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with synergistic activity, which we believe will result in improved patient outcomes. Our platforms include:
•Azymetric, our multispecific antibody platform, which enables therapeutic antibodies to simultaneously bind multiple distinct locations on a target (known as an epitope) or to multiple targets. This is achieved by tailoring multiple configurations of the antibody’s Fc and Fab regions (locations on the antibody to which epitopes bind);
•Drug Conjugate Platforms, used to develop antibody-drug conjugate (“ADC”) candidates, are comprised of cytotoxins and the linker technologies used to couple these cytotoxins to tumor-targeting antibodies or proteins. These platforms can be used in conjunction with our other therapeutic platforms, including our multispecific antibody platform, to increase safety and efficacy as compared to existing ADC technologies;
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
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting to each of BeiGene and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. For additional information regarding these agreements with BeiGene and Jazz, see the section titled “Strategic Partnerships and Collaborations” below. Our partner Jazz has initiated a rolling Biologics License Application (“BLA”) submission for zanidatamab in second-line biliary tract cancers (“BTC”) in the United States, and intends to complete the rolling BLA submission in the first half of 2024. Jazz has also initiated a Phase 3 confirmatory trial for zanidatamab as first-line treatment in BTC. Based on the expected timeline and subject to approval, Jazz is aiming to launch zanidatamab in the United States for second-line BTC in 2025 or earlier. Similarly, our partner BeiGene has announced its intention to submit a BLA for zanidatamab with the National Medical Products Administration (“NMPA”) in China for treatment of HER2-amplified inoperable and advanced or metastatic BTC in the second half of 2024. Our partner Jazz is also evaluating zanidatamab for the first line treatment of HER2-positive unresectable locally advanced or metastatic gastroesophageal adenocarcinomas (“GEA”). Jazz is targeting the pivotal Phase 3 top-line readout from the zanidatamab HERIZON-GEA-01 trial in late 2024.
Our second clinical-stage product candidate, zanidatamab zovodotin (formerly known as “ZW49”), combines the unique biparatopic antibody design of zanidatamab with our ZymeLink auristatin ADC technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. Zanidatamab zovodotin remains ready for a Phase 2 study in combination with pembrolizumab in patients with locally advanced (unresectable) or metastatic HER2-overexpressing non-squamous non-small cell lung cancer (“NSCLC”). However, the initiation of the planned Phase 2 study has been deprioritized, pending more clarity from the evolving clinical landscape. We continue to explore potential development and commercial collaborations for zanidatamab zovodotin.

Our preclinical programs include novel ADC and multispecific antibody therapeutics (“MSAT”) candidates focusing on validated targets which provide opportunities for benchmarking in preclinical development and expected clinical differentiation. Our ADC candidates exploit our proprietary topoisomerase 1 inhibitor (“TOPO1i”) payload (ZD06519) while exploring alternate mechanisms of action for longer-term development and leveraging validated peptide-cleavable linkers and stochastic conjugations. With potential for enhanced activity compared to combination therapy, our current MSAT candidates are developed with 2+1 bispecific or trispecific (with co-stimulation or checkpoint inhibition) T-cell engager engineering. These approaches are designed to optimize tumor cell engagement and enhance T-cell activation to increase anti-tumor activity while also minimizing cytokine release and off-tumor toxicities.

The below chart summarizes our early-stage preclinical candidates.
Our Strategy
Our goal is to use our experience and in-house capabilities of developing multifunctional therapeutics platforms, along with our proprietary protein engineering capabilities, to improve the standard of care for people living with difficult-to-treat cancers and other serious diseases with high unmet medical need.
To achieve this goal, we are focused on delivering substantial progress across five key areas of our business:
Zanidatamab Collaboration with Jazz
Our collaboration agreement with Jazz, entered into during the fourth quarter of 2022, (and amended and restated during the second quarter of 2023) represents an important component of our commercialization strategy for zanidatamab and our financial strategy for expanding and developing our product pipeline. Through December 31, 2023, we have received $375 million in proceeds from the Jazz collaboration in addition to development support and drug supply reimbursement. We also remain eligible to receive regulatory approval milestones of up to $525 million, commercial milestones of up to $862.5 million, and royalties of between 10% and 20% of future zanidatamab sales, pending regulatory approval of zanidatamab. In conjunction with Jazz, we plan to provide updates on progress towards regulatory filings, new clinical studies, and future clinical data releases, which includes the targeted report of top-line data from the HERIZON-GEA-01 (NCT05152147) pivotal clinical trial in late 2024.
Zanidatamab Collaboration with BeiGene
Our collaboration agreement with BeiGene regarding zanidatamab in the key Asia Pacific (“APAC”) regions (excluding Japan) is important given the high prevalence of BTC and GEA in the APAC region. As of December 31, 2023, we have received $53 million in upfront and milestone payments from this collaboration as well as certain co-development funding for zanidatamab clinical studies. Through our collaboration with BeiGene on zanidatamab, we remain eligible to receive up to $172 million in additional development and commercial milestones together with tiered royalties of up to 19.5% of net sales in BeiGene territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars. In conjunction with BeiGene, we plan to provide updates on progress towards regulatory filings in the APAC region, new clinical studies, and future clinical data releases.

Research and Early Development Programs
Our current scientific strategy provides for a broad and differentiated product pipeline of ADCs and MSATs to be developed from our technology platforms with the goal of five new investigational new drug (“IND”) applications by 2027. We plan to continue actively presenting and publishing additional data on our preclinical programs in 2024, with a focus on the American Association for Cancer Research (“AACR”) meeting scheduled for the second quarter of 2024. We expect to evaluate, and potentially enter into, additional multi-product collaborations and partnerships in 2024 to expand the breadth of our research and early development programs. We plan to make additional investments during 2024 in the size and capabilities of our research group in order to maintain the desired speed, quality, diversity, and novelty in our future product pipeline. Further, we also plan to evaluate external opportunities in adjacent research areas to expand our focus beyond the current technology platforms.
Zanidatamab Zovodotin
We have initiated our Phase 1 clinical study of Japanese patients to gather additional data for safety with zanidatamab zovodotin monotherapy (NCT03821233). Zanidatamab zovodotin remains ready for a Phase 2 study in combination with pembrolizumab in subjects with locally advanced (unresectable) or metastatic HER2-overexpressing non-squamous NSCLC with the recommended Phase 2 dose (“RP2D”) of 2.5 mg/kg every three weeks. This RP2D is supported by data generated as of the date of this report from the Phase 1 clinical study, as presented at the EORTC-NCI-AACR Symposium on Molecular Targets and Cancer Therapeutics (“ENA”) in October 2023. However, the initiation of the planned Phase 2 study has been deprioritized, pending more clarity from the evolving clinical landscape. We continue to explore potential development and commercial collaborations for zanidatamab zovodotin.
Platform Licensing Portfolio
As of December 31, 2023, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements, excluding amounts received related to zanidatamab or zanidatamab zovodotin. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and Drug Conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), Iconic Therapeutics, Inc. (“Iconic”) (and through our relationship with Iconic, Exelixis, Inc. (“Exelixis”)), and Merck Sharp & Dohme Research GmbH (“Merck”). During 2024, we expect to earn additional milestone payments under certain of these agreements as products continue to advance in development, and we have the potential to receive additional payments in connection with any expansion or extension of these agreements.

Product Candidate Pipeline
Our two clinical-stage lead product candidates, zanidatamab and zanidatamab zovodotin, utilize the Azymetric platform to address patient populations with HER2-expressing cancers. We are also actively advancing a diverse set of preclinical programs, which leverage one or more of our proprietary therapeutic platforms to create a deep pipeline of well-differentiated product candidates for oncology and other therapeutic areas with significant unmet medical need.
Zanidatamab
Overview
Zanidatamab, our lead product candidate, is currently being evaluated in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. It is a biparatopic antibody, based on our Azymetric platform, that can simultaneously bind two non-overlapping epitopes of HER2. Zanidatamab’s unique binding properties result in multiple mechanisms of action including HER2‑receptor clustering, internalization, and downregulation; inhibition of growth factor-dependent and
-independent tumor cell proliferation; antibody-dependent cellular cytotoxicity and phagocytosis; and complement-dependent cytotoxicity. These combined mechanisms of action have led to promising anti-tumor activity in preclinical models of HER2-expressing cancers, including tumors resistant to trastuzumab (currently branded as Herceptin).
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

Following the potential market entry in BTC, together with our partners, we expect our partners to pursue approval in first-line GEA with a planned supplemental BLA submission. We believe that a substantial opportunity remains to address the unmet patient need in first-line GEA, including in the HER2 positive / PD-L1 negative patient population. For patients who are PD-L1 positive, we believe that zanidatamab has the potential to be the HER2-targeted treatment of choice, while also combining with tislelizumab in order to treat those who are eligible to receive anti-PD1 therapy in GEA. There also remains an opportunity to move into earlier stages of GEA where we see the potential to help those patients prior to the metastatic setting in the neoadjuvant and adjuvant settings.

Based on encouraging signs of activity, we believe that the long-term development goals for zanidatamab have the potential to go beyond addressing the significant unmet need in BTC and GEA, to include breast cancer as well as multiple HER2-expressing cancers. The following graphic was adapted from guidance provided by Jazz in November 2023 and subsequently updated as of February 2024:

________________________
1L: first-line treatment, 2L; second-line treatment; BC: breast cancer; HCP: healthcare provider; PD-L1: programmed cell death ligand 1; sBLA: supplemental biologics license application; T-DXd: trastuzumab deruxtecan. 1 Pending regulatory approvals, 2 Incidence sources: Kantar reports, ToGA surveillance report; SEER, cancer.gov; ClearView Analysis; GLOBOCAN, Data on file, 3 Major markets, U.K, France, Germany, Spain, Italy, 4 NCT01042379, 5 Incidence source estimates derived from multiple sources: Decision Resources Group, Kantar Health, Jazz Market Research, data on file, 6 Funda Meric-Bernstam et al, Zanidatamab, a novel bispecific antibody, for the treatment of locally advanced or metastatic HER2-expressing or HER2-amplified cancers: a phase 1, dose-escalation and expansion study, The Lancet Oncology, Volume 23, Issue 12, 2022, Pages 1558-1570, ISSN 1470-2045, https://doi.org/10.1016/S1470-2045(22)00621-0.
Clinical Development of Zanidatamab
In clinical trials, zanidatamab monotherapy and zanidatamab in combination with chemotherapy have been well tolerated with promising anti-tumor activity in patients with treatment-naive and heavily pretreated HER2-expressing cancers, including individuals whose disease had progressed on multiple prior treatment regimens that included HER2-targeted agents. Based on these data, a number of global multicenter clinical trials have been initiated to evaluate zanidatamab in specific indications and lines of therapy.
In January 2023, we presented updated Phase 2 clinical data at the ASCO Gastrointestinal Cancers Symposium (“ASCO GI”). The presentation included updated data from a clinical study evaluating zanidatamab in combination with standard of care chemotherapy in first-line HER2-expressing GEA patients. Patients had not received prior HER2-targeted agents or systemic treatment for metastatic GEA. A total of 46 patients with metastatic GEA were enrolled from 15 sites across the United States, Canada and South Korea. The data demonstrated zanidatamab combined with standard chemotherapy is a highly active treatment regimen for first-line therapy of HER2-positive metastatic GEA. In 42 patients evaluable for overall survival (“OS”) receiving zanidatamab in combination with chemotherapy, the 18-month OS rate was 84% [95% CI: 68, 93], the 12-month OS rate was 88% [95% CI: 73, 95], and the median OS had not yet been reached (with 26.5 months median duration of study follow-up). These data represent the first OS data presented for a zanidatamab containing regimen. Treatment with zanidatamab resulted in a confirmed objective response rate (“CORR”) of 79% [95% CI: 63, 90], a decease control rate (“DCR”) of 92% [95% CI: 79, 98], with three patients achieving complete response among 38 response-evaluable patients. The median duration of response was 20.4 months [95% CI: 8.3, NE] with an mPFS of 12.5 months [95% CI: 7.1, NE] with 17 patients having an ongoing response at the time of data cut-off. The regimen was manageable, tolerable and consistent with the observed safety profiles reported for other standard combination regimens for patients with HER2-positive GEA.

In June 2023, at the American Society of Clinical Oncology (ASCO) Annual Meeting, positive pivotal data was presented from the Phase 2b HERIZON-BTC-01 trial of zanidatamab in patients with previously treated HER2-amplified BTC (gallbladder cancer, intra-/extra-hepatic cholangiocarcinoma). The results, with a median study follow-up time of 12.4 months, were concurrently published in The Lancet Oncology. For the trial’s primary endpoint, data from 80 patients with HER2-amplified BTC (defined as in situ hybridization positive and immunohistochemistry (“IHC”) 2+ or 3+) demonstrated a confirmed objective response rate of 41.3% [95% CI: 30.4, 52.8] with a Kaplan Meier (“KM”) estimated median duration of response of 12.9 months. The response was more than double the historical response rates of 5 to 15% reported for second-line standard of care chemotherapy in patients with BTC. Of the 80 patients with HER2-amplified BTC, 78% were IHC3+ and had a response rate of 51.6%, while 23% of patients were IHC2+ and had a response rate of 5.6%. The KM estimated median PFS for all patients was 5.5 months [95% CI: 3.7, 7.2] with a range of 0.3 to 18.5 months. Zanidatamab demonstrated a manageable and tolerable safety profile, with two of the 87 patients (2.3%) experiencing adverse events (“AEs”) leading to treatment discontinuation. There were no Grade 4 AEs and no deaths were treatment-related. The most common AEs were diarrhea and infusion-related reactions, which were predominately low-grade, reversible, and manageable with routine supportive care.
In October 2023, as part of The European Society for Medical Oncology (“ESMO”) Annual Congress, our partner BeiGene presented clinical results from the ongoing global open-label Phase 1b/2 study for zanidatamab plus chemotherapy and tislelizumab, an anti-PD-1 monoclonal antibody, for the first-line treatment of HER2-positive gastric/gastroesophageal junction adenocarcinoma (“G/GEJC”) in patients with untreated, unresectable, locally advanced/metastatic HER2+ G/GEJC. As of November 22, 2022, 33 patients were assigned to Cohort 2a (n=19) or 2b (n=14). Cohort 2a received zanidatamab 30 mg/kg intravenously (“IV”), Cohort 2b received zanidatamab 1800 mg IV (weight <70 kg) or 2400 mg IV (weight ≥70 kg), each with tislelizumab 200 mg IV every 3 weeks. Both cohorts also received standard capecitabine-oxaliplatin. Primary endpoints were safety and investigator (“INV”)-assessed objective response rate (“ORR”) per RECIST v1.1. Secondary endpoints included INV-assessed progression-free survival (“PFS”), duration of response, and disease control rate. The study showed zanidatamab plus chemotherapy and tislelizumab produced anti-tumor activity with a confirmed ORR of 75.8% (95% CI: 57.7, 88.9); median PFS of 16.7 months (95% CI: 8.2, NE), and median duration of response of 22.8 months (95% CI: 7.4, NE). Safety data showed 22 patients (66.7%) experienced at least one grade ≥3 treatment-related adverse event (“TRAE”). The most common TRAEs of any grade were diarrhea (100%), nausea (63.6%), and decreased appetite (48.5%). In total, nine patients (27.3%) experienced immune-mediated adverse events. Overall, 13 (39.4%) patients remained on treatment. In Cohort 2a, two patients (6.1%) died as a result of TRAEs (one from lung infection and pneumonitis and the other of sudden death). A Phase 3 trial (NCT05152147) evaluating this regimen is ongoing with top-line data from HERIZON-GEA-01 targeted to be reported in 2024.

Also at ESMO in October 2023, our partner Jazz presented clinical results on quality of life outcomes from the Phase 2b HERIZON-BTC-01 study evaluating patients with zanidatamab-treated HER2-positive BTC in patients with centrally confirmed HER2-amplified tumors (detected by in situ hybridization). Patients were prospectively assigned into one of two cohorts, Cohort 1 (IHC 2+ or 3+; defined as HER2-positive), and Cohort 2 (IHC 0 or 1+). Due to limited sample size (n=7) and no confirmed responses in Cohort 2, the health-related quality of life (“HRQoL”) analyses reported were focused on Cohort 1 only (HER2-positive). HRQoL outcomes were exploratory endpoints and were assessed using patient-reported 5-Level EQ-5 Dimension (EQ-5D-5L) descriptive system questionnaire which assesses five dimensions (mobility, self-care, usual activities, pain or discomfort, and anxiety or depression) by five levels (for each dimension, patients could report: 1, no problems; 2, slight problems; 3, moderate problems; 4, severe problems; 5, extreme problems/unable to engage in activity). Other exploratory endpoints were assessed using EQ-5D visual analogue scale (VAS) to assesses overall current health. Patients with HER2-positive BTC who responded to zanidatamab reported improved HRQoL compared with baseline. Overall, zanidatamab showed positive results that support its potential to reduce disease burden and potentially result in improved patient HRQoL compared to baseline.

Zanidatamab is currently being evaluated in the following clinical trials:
•NCT05035836 – A Phase 2, single-site, single-arm open-label study to determine the efficacy of zanidatamab for patients with early stage low-risk HER2-positive breast cancer.
•NCT05270889 – A Phase 2 single-arm, open-label, multi-center study of zanidatamab in combination with tislelizumab as a second-line treatment for HER2-positive advanced gastric cancer as part of the investigator-initiated K-Umbrella Trial.
•NCT05027139 – A Phase 1b/2 single-arm, open-label, multi-cohort, multicenter study of zanidatamab in combination with evorpacept (formerly ALX148) in patients with advanced HER2-expressing cancer. Part one of the study evaluates safety and tolerability and establishes the recommended doses (“RD”). Part two of the study evaluates the anti-tumor activity of the combination at the RD levels in indication-specific expansion cohorts.

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
•NCT03929666 – A multicenter, global, Phase 2, open-label, 2-part, first-line study to investigate the safety, tolerability, and anti-tumor activity of zanidatamab plus standard first-line combination chemotherapy regimens for selected gastrointestinal (GI) cancers. Eligible patients include those with unresectable, locally advanced, recurrent or metastatic HER2-expressing GEA, BTC, or CRC.
•NCT04224272 – A multicenter, global, Phase 2, open-label, two-part study. Part one of the study evaluates the safety and tolerability of zanidatamab in combination with palbociclib and fulvestrant and identify the RD of zanidatamab and palbociclib. Part two of the study evaluates anti-tumor activity at the recommended dose level.
•NCT04466891 – A multicenter, pivotal, open-label, single-arm trial evaluating the anti-tumor activity of zanidatamab monotherapy in patients with HER2-amplified, inoperable and advanced or metastatic BTC, including intra-hepatic cholangiocarcinoma, extra-hepatic cholangiocarcinoma, and gallbladder cancer.
•NCT04513665 – A study to evaluate zanidatamab monotherapy in women with HER2-overexpressed endometrial cancer or carcinosarcoma that has been treated in the past.
•NCT04276493 – A study to assess the safety, tolerability and preliminary anti-tumor activity of zanidatamab in combination with docetaxel in participants with HER2-positive breast cancer, and zanidatamab in combination with tislelizumab and chemotherapy in participants with HER2-positive gastric/gastroesophageal junction adenocarcinoma.
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
•jRCT2031210161 – A single arm Phase 1 study of zanidatamab in Japanese subjects with locally advanced (unresectable) and/or metastatic HER2-expressing cancers.
•NCT01042379 – An adaptive Phase 2 clinical trial design in the neoadjuvant setting for women with locally advanced breast cancer (I-SPY).
•MD Anderson- Jazz Pharmaceuticals 5-year collaboration to evaluate zanidatamab (as monotherapy/ in combination) in patients in different stages with HER2-expressing solid tumors.
Zanidatamab has been granted Breakthrough Therapy designation by the FDA for the treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC as well as two Fast Track designations, one for previously treated or recurrent HER2 gene-amplified BTC and another for first-line HER2-overexpressing GEA in combination with standard of care chemotherapy. Zanidatamab also received Orphan Drug designation for the treatment of BTC and gastric cancer, including cancer of the gastroesophageal junction, in the United States and for gastric cancer and BTC in the European Union (“EU”). Zanidatamab has also been granted Breakthrough Therapy designation from the Center for Drug Evaluation in China for treating patients with BTC who have failed prior systemic therapies. Our partner Jazz Pharmaceuticals has initiated a rolling biologics license application (BLA) filing with the FDA for zanidatamab as second-line treatment in biliary tract cancers (BTC) in the United States (US) with anticipated completion of the regulatory submission expected in the first half of 2024. Jazz has also initiated a Phase 3 confirmatory trial for zanidatamab as first-line treatment in BTC. Similarly, our partner BeiGene expects to submit a BLA for zanidatamab with the National Medical Products Administration (NMPA) in China for treatment of HER2-amplified inoperable and advanced or metastatic BTC during the second half of 2024. Our partner Jazz is also evaluating zanidatamab for the first line treatment of HER2-positive unresectable locally advanced or metastatic GEA. Jazz is targeting to provide the pivotal Phase 3 top-line readout from the zanidatamab HERIZON-GEA-01 trial in late 2024.

Zanidatamab Zovodotin: HER2-Targeted Bispecific ADC
Overview
Zanidatamab zovodotin, our second clinical-stage product candidate, is currently being evaluated in a Phase 1 clinical trial. It is a biparatopic anti-HER2 ADC developed based on Zymeworks’ proprietary Azymetric multispecific and ZymeLink ADC platforms and combines the unique design of zanidatamab with a proprietary cytotoxin and cleavable linker. Our cytotoxin destabilizes tubulin, a protein necessary for cell division, and therefore kills rapidly dividing cancer cells. In preclinical models, compared to certain approved HER2-targeted therapies, zanidatamab zovodotin mediates a superior therapeutic effect on HER2-expressing tumors through multiple potential mechanisms, including:
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
Clinical Development of Zanidatamab Zovodotin
We are currently evaluating zanidatamab zovodotin as a monotherapy in a non-randomized, open-label Phase 1 clinical trial in patients with HER2-positive breast, gastric and other HER2-expressing cancers, whose disease has progressed after all standard of care therapies. The primary objective of the Phase 1 clinical trial is to characterize the safety, tolerability, pharmacokinetics and maximum tolerated dose of zanidatamab zovodotin. The secondary objectives for the trial include evaluation of preliminary anti-tumor activity of zanidatamab zovodotin, as well as an exploration of potential biomarkers of response. Based upon the observed safety and activity, subsequent development may focus on patients with HER-positive breast cancer, HER2-positive gastric cancer, other HER2-expressing cancers, as well as cancers with lower levels of HER2 expression, including breast cancer.

In January 2023, we announced our plans for the continued development of zanidatamab zovodotin at the RP2D of 2.5 mg/kg every three weeks.
In October 2023, as part of the ENA conference, we presented clinical data for zanidatamab zovodotin in a poster titled “Phase 1 Study of Zanidatamab Zovodotin (ZW49): Safety Profile and Recommended Dose (RD) in Patients with Human Epidermal Growth Factor 2 (HER2)-positive Solid Cancers.” In total, 67 patients were treated with zanidatamab zovodotin at select cohorts in the 1.25 mg/kg (n =18) and 1.5 mg/kg (n = 18) QW; 2.5 mg/kg Q3W (n = 31) dosing regimens. Of these 67 patients, eight patients discontinued due to TRAEs, including five patients discontinued in 2.5 mg/kg Q3W (three Grade 2 and one Grade 3 keratitis; and one serious TRAE of Grade 4 infusion-related reaction); one patient discontinued in 1.25 mg/kg QW (Grade 2 ophthalmic herpes zoster); and two patients discontinued in 1.5 mg/kg QW (two Grade 2 keratitis). In the evaluation of zanidatamab zovodotin, the safety profile was consistent between the 1.25 mg/kg QW and 2.5 mg/kg Q3W regimens, with manageable low-grade keratitis events and no severe complications, and based on a comprehensive review of the safety and preliminary anti-tumor activity data, zanidatamab zovodotin 2.5 mg/kg Q3W IV was identified as the recommended dose. Additionally, zanidatamab zovodotin at 2.5 mg/kg Q3W IV demonstrated promising anti-tumor activity in heavily pretreated patients with advanced HER2+ cancers, achieving a 30% overall response rate with response durations ranging from 1.4 to 19.8 months. These findings suggest that zanidatamab zovodotin 2.5 mg/kg Q3W IV is the recommended dose, offering an acceptable tolerability profile and potential as a novel treatment option for advanced HER2+ cancers, supporting further investigation.

Based on the data generated as of the date of this report from the Phase 1 clinical study, which has continued to enroll subjects to gather additional data for zanidatamab zovodotin monotherapy, zanidatamab zovodotin remains ready for a Phase 2 study in combination with pembrolizumab in subjects with locally advanced (unresectable) or metastatic HER2-overexpressing non-squamous NSCLC. However, the initiation of the planned Phase 2 study has been deprioritized, pending more clarity from the evolving clinical landscape. We continue to explore potential development and commercial collaborations for zanidatamab zovodotin.
Early-Stage Research and Development
Our early-stage pipeline currently includes four preclinical candidates which have been nominated for development; ZW191, ZW171, ZW220, and ZW251. The four nominated candidates are as follows:
ZW191, an ADC that targets folate receptor alpha (“FRa”)-expressing tumors including ovarian, other gynecological, and NSCLC, is built using our drug conjugate platforms, including our novel TOPO1i-based payload technology. A drug-antibody-ratio (“DAR”) of eight was selected to balance tolerability and efficacy. The FRa monoclonal antibody incorporated in ZW191 was generated in-house and selected based on enhanced internalization characteristics to enable targeting of high, mid, and low levels of FRa expression. FRa is a clinically validated target, and data supports its expression in approximately 75% of ovarian carcinomas, and in 70% of NSCLC. Our preclinical data is encouraging, with strong anti-tumor activity demonstrated across a range of patient-derived NSCLC and ovarian xenograft models.
ZW171, a multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format T-cell engaging multispecific antibody targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T-cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression levels across mesothelioma (~56%) and NSCLC (~36% ), making it an appealing target for therapeutic development with our proprietary T-cell engager technology.
ZW220, an ADC that targets sodium-dependent phosphate transporter 2b (“NaPi2b”)-expressing NSCLC and ovarian cancer, is (like ZW191) built using our proprietary TOPO1i-based payload technology. A DAR of four was selected to balance tolerability and efficacy. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was generated in-house and selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both high- and low-expressing NaPi2b-expressing tumors. NaPi2b is expressed in approximately 96% of ovarian and 87% of NSCLC, with anti-tumor activity being demonstrated in patient-derived cell lines and growth inhibition in 3D spheroid NSCLC models. The bystander affect of the TOPO1i payload may help address NaPi2b heterogeneity across different cancers.
ZW251, a potential first-in-class ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), which incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRa) and ZW220 (anti-NaPi2b). A DAR of four was selected to balance tolerability and efficacy, with ZW251 anti-tumor activity observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. GPC3, a GPI-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. We are encouraged by published research demonstrating the potential of GPC3-targeting antibody in HCC patients as evidenced by tumor localization of iodine radiolabeled condrituzumab, a prior clinical stage anti-GPC3 mAb, and believe that antibody drug conjugate-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC.
We expect to submit IND or foreign equivalent applications for ZW191 and ZW171 in 2024. Similarly, we expect to submit INDs or foreign equivalent applications for ZW220 and ZW251 in 2025. Beyond this, we aim to nominate the preclinical candidate for our fifth development program during 2024, and intend to submit an IND or foreign equivalent for this candidate in 2026.

We maintain ongoing discovery efforts to identify and test new target combinations, product candidates and platform technologies that have the potential to address unmet medical needs. We have developed multiple preclinical product candidates targeting a combination of known and novel tumor antigens based on our platform technologies. All of these candidates remain unencumbered. We continue to focus on advancing multiple well-differentiated product candidates into clinical trials to build our pipeline portfolio as well as exploiting our protein engineering and ADC expertise to develop innovative product candidates.

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
Drug Conjugate Platforms
Our Drug Conjugate Platforms are a suite of proprietary cytotoxins (including both topoisomerase and microtubulin inhibiting toxins), stable linkers, and conjugation technologies that are compatible with and complementary to our product candidates and enable delivery of cytotoxins directly to target cells. We believe that our platforms provide multiple competitive advantages over existing ADC approaches, including optimized activity and tolerability profiles through increased drug delivery to target cells with reduced off-target effects, as well as improved pharmacokinetics and stability. Our Drug Conjugate Platforms can be used in conjunction with our other therapeutic platforms to potentially increase safety and efficacy as compared to existing ADC platforms.
Our TOPO1i ADC platform is one of several proprietary Zymeworks linker-payload platforms. TOPO1i-based technologies have shown meaningful clinical benefit in a wide range of solid tumors, including hard-to-treat solid tumors, and have been validated across many targets. Our novel camptothecin ZD06519 (FD1) has been specifically designed for its application as an ADC payload. A panel of camptothecin analogs with different substituents at the C-7 and C-10 positions of the camptothecin core were prepared and tested in vitro. Selected compounds spanning a range of potency and hydrophilicity were elaborated into drug-linkers, conjugated to trastuzumab, and evaluated in vitro and in vivo. ZD06519 was selected based on its favorable properties as a free molecule and as an antibody conjugate, which include moderate free payload potency (~1 nanomolar (“nM”)), low hydrophobicity, strong bystander activity, robust plasma stability, and high-monomeric ADC content. When conjugated to different antibodies using a clinically validated MC-GGFG-based linker, ZD06519 demonstrated impressive efficacy in multiple cell-derived xenograft (“CDX”) models and noteworthy tolerability in healthy mice, rats, and non-human primates.
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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through December 31, 2023 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeiGene with respect to zanidatamab, we remain eligible to receive up to $1.56 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
Product Partnerships
Jazz
In October 2022, we entered into a license and collaboration agreement with Jazz (“Original Jazz Collaboration Agreement”; as amended in April 2023, “Amended Jazz Collaboration Agreement” and collectively with the Original Jazz Collaboration Agreement, the “Jazz Collaboration Agreement”). Under the Jazz Collaboration Agreement, Jazz is solely responsible for all development and commercialization rights for zanidatamab throughout the world, excluding existing APAC territories (other than Japan) already governed by Zymeworks BC’s agreement with BeiGene (“Territory”).

As part of our collaboration, we granted to Jazz certain exclusive and non-exclusive licenses, under our intellectual property, to research, develop, manufacture, and commercialize pharmaceutical products containing or incorporating zanidatamab or certain related antibodies excluding ADCs (such antibodies, collectively, “Licensed Antibodies”, and such pharmaceutical products, “Licensed Products”).
Jazz also granted us certain licenses, under Jazz’s intellectual property, to develop, commercialize, and manufacture the Licensed Antibodies and Licensed Products including to make and have made such antibodies for incorporation into zanidatamab zovodotin for development and commercialization purposes.

During the Term (as defined below), Jazz and its affiliates are prohibited from performing any clinical development of, or commercialization of, any pharmaceutical product containing a bispecific antibody directed to the ECD2 and ECD4 domains of HER2 in the Territory, other than Licensed Products. During the Term, Zymeworks BC and its affiliates are prohibited from (i) performing any preclinical development (except for certain independent, internal preclinical development by Zymeworks BC or its affiliates) or clinical development of, or commercializing, any pharmaceutical product that is directed to HER2 in the Territory (each, a “Zymeworks Competing Product”), other than Licensed Products and (ii) using clinical data resulting from certain clinical trials regarding zanidatamab that were being conducted or initiated by Zymeworks BC (the “Program”) to perform any pre-clinical development or clinical development, or commercialization of, any pharmaceutical product that is directed to HER2; provided that zanidatamab zovodotin is excluded from each restriction. Zymeworks BC retains the right to grant third parties rights to apply any of Zymeworks BC’s platforms to derive or generate, without any assistance from Zymeworks BC, antibodies directed to any biological target where Zymeworks BC is not aware of the identity of any such target, and Zymeworks BC retains the right to fulfill its obligations under agreements with its existing platform partners; provided, however, that Zymeworks BC cannot generate, or grant development or commercialization licenses to, Zymeworks Competing Products in new platform-based agreements entered into after the effective date of the Original Jazz Collaboration Agreement.
Jazz is required to use commercially reasonable efforts to develop and obtain regulatory approval for a Licensed Product in certain major market countries for the treatment of certain diseases. Jazz will be the holder of regulatory approvals and regulatory submissions for Licensed Products in the Territory.
Zymeworks BC will continue to supply zanidatamab and Licensed Product to certain clinical sites pursuant to the terms of the Jazz Collaboration Agreement.
Jazz shall be solely responsible for commercializing the Licensed Products in the Territory and use commercially reasonable efforts to commercialize in each specified major market country each Licensed Product that obtains regulatory approval in such country. Jazz shall conduct such commercialization at its sole cost and expense.
Under the Jazz Collaboration Agreement, we received (i) a non-refundable $50.0 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and (ii) a further payment of $325.0 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01,in addition to our delivery of other data, analyses and other information. We are also eligible to receive up to an aggregate of $525.0 million in certain regulatory milestones payments and up to an aggregate of $862.5 million in potential commercial milestone payments. Pending approval, we are eligible to receive tiered royalties between 10% and 20% on annual net sales of Licensed Products in the Territory, with customary reductions in specified circumstances. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of (i) ten years after the first commercial sale of such Licensed Product in such country, (ii) the expiration of the last valid licensed patent claim within the licensed Zymeworks BC intellectual property covering such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity of such Licensed Product in such country.

The term of the Amended Jazz Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the royalty term for such Licensed Product in such country (the “Term”). The Amended Jazz Collaboration Agreement contains customary termination rights for Jazz and us, including the right for Jazz to terminate the agreement in its sole discretion with advance notice to us. We may also terminate the Amended Jazz Collaboration Agreement if Jazz or its affiliates file or initiate a patent challenge against us.
In May 2023, we also entered into a stock and asset purchase agreement with Jazz Pharmaceuticals, Inc. (“Jazz Inc.”) (as amended, the “Transfer Agreement”) to provide for a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz Inc. by transferring certain assets, contracts and employees associated with the clinical trials for zanidatamab to Jazz Inc. and its affiliates.
Pursuant to the Transfer Agreement, at the closing (the “Closing”) thereunder, (i) Jazz acquired from Zymeworks Biopharmaceuticals Inc. (“ZBI”) 100% of the issued and outstanding capital stock of Zymeworks Zanidatamab Inc. (“ZZI”, a subsidiary of ZBI); (ii) Jazz engaged certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and the Company transferred to Jazz or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that worked on the Program; (iii) Jazz and its affiliates acquired from Zymeworks BC and ZBI and their affiliates the Acquired Assets (as defined in the Transfer Agreement); and (iv) Jazz and its affiliates assumed certain liabilities arising following the Closing related to the Acquired Assets and the Program, including with respect to the transferred service providers, in each case subject to the terms and conditions of the Transfer Agreement ((i) through (iv) are collectively referred to as the “Transactions”). No shares of the Company’s common stock were sold by the Company or acquired by Jazz Inc. and its affiliates in connection with the Transactions.
BeiGene

In November 2018, we entered into agreements with BeiGene whereby we granted BeiGene royalty-bearing exclusive licenses for the research, development, and commercialization of zanidatamab and zanidatamab zovodotin in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia, and New Zealand (such agreement relating to zanidatamab, as amended, the “Zanidatamab Agreement,” and such agreement relating to zanidatamab zovodotin, the “Zovodotin Agreement”). In September 2023, Zymeworks BC and BeiGene entered into a termination agreement relating to the Zovodotin Agreement (the “Termination Agreement”).

For the research, development and commercialization licenses to zanidatamab and zanidatamab zovodotin, we received an upfront payment of $40.0 million. Under the Zanidatamab Agreement, we are also eligible to receive development and commercial milestone payments of up to $172 million, together with tiered royalties of up to 19.5% of net sales in BeiGene territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.

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

Under the Zanidatamab Agreement, Zymeworks and BeiGene are collaborating on certain global clinical studies and both Zymeworks and BeiGene will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeiGene are responsible for all of the development and commercialization costs in their own territories. Unless earlier terminated, the Zanidatamab Agreement will terminate on a licensed product-by-product and country-by-country basis upon the expiration of the royalty term in such country for such licensed product. The Zanidatamab Agreement may be terminated by BeiGene upon prior written notice or by either party upon the other party’s bankruptcy or uncured material breach.

As noted above, the Zovodotin Agreement was terminated under the Termination Agreement. The Termination Agreement does not relieve us or BeiGene from obligations under the Zovodotin Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination, including certain licenses to BeiGene intellectual property with respect to zanidatamab zovodotin. For additional information on the Termination Agreement, please see the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations— Licensing and Collaboration Agreements—Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin.”
Platform Partnerships
In addition to the payments we have received through our collaboration agreements with Jazz and BeiGene relating to zanidatamab and zanidatamab zovodotin as described above, as of December 31, 2023, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. Under existing revenue-generating strategic partnerships and collaboration agreements with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms, we remain eligible to receive up to $1.91 billion in preclinical and development milestone payments and up to $3.52 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.

The table below summarizes the stage of each of our platform partners’ most advanced publicly disclosed program.
BMS
In December 2014, we entered into a collaboration agreement with Celgene (now BMS) to research, develop and commercialize bispecific antibodies generated through the use of our Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. Under the terms of the agreement, we granted BMS a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million and an expansion fee of $4.0 million. BMS has the right to exercise options on up to ten programs, but in 2023 BMS stopped further development of one of the ten programs. If BMS opts in on a program, we are eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs, or $1.48 billion not including the one program for which BMS has stopped development), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. As of December 31, 2023, BMS has exercised one commercial license option and we have received a total of $7.5 million in product candidate-specific payments. In addition, we are eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a commercial license option for each product. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products.
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
GSK
In December 2015, we entered into a collaboration and license agreement with GSK to research, develop and commercialize up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of our EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received as of December 31, 2023. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties. Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate on the earlier of (i) the end of the research period if GSK does not elect to advance one or more products incorporating intellectual property generated under the research period for further research and development or (ii) on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by a patent related to the GSK licensed product, or ten years after the first commercial sale of the GSK licensed product in such a country.
In April 2016, we entered into a platform technology transfer and license agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion in milestone and other payments. As of December 31, 2023, we have received an upfront technology access fee payment of $6.0 million. We remain eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. Termination provisions allow for GSK to terminate the agreement or specific antibody sequence pairs due to an incurable material breach by us, and under specific conditions, GSK shall have certain rights to continue the research, development, and commercialization of products with their license payment, milestone, and royalty obligations reduced by 50%.
Daiichi Sankyo
2016 Agreement
In September 2016, we entered into a collaboration and cross-license agreement (“Collaboration and Cross License Agreement”) with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric and EFECT platforms. As of December 31, 2023, we have received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. Under this agreement, we also gained non-exclusive rights to develop and commercialize up to three products (revised to up to six products pursuant to a June 2022 amendment) using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products.
In March 2023, we entered into a termination and license agreement (the “Termination and License Agreement”) relating to the Collaboration and Cross License Agreement. Pursuant to the Termination and License Agreement, the Collaboration and Cross License Agreement is terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Collaboration and Cross License Agreement that have accrued prior to the termination or were expressly intended to survive. Among the rights to survive the termination of the Collaboration and Cross License Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the Termination and License Agreement, we granted to Daiichi Sankyo a non-exclusive, worldwide, royalty-free right and license, with the right to sublicense, to certain intellectual property to perform additional research in accordance with the terms of the Termination and License Agreement during the term of the Termination and License Agreement, which is from February 28, 2023 until the earlier of (i) the day that we receive written notice from Daiichi Sankyo confirming that Daiichi Sankyo has completed such additional research and (ii) August 27, 2025, unless earlier terminated (including by advance written notice to us from Daiichi Sankyo). The Termination and License Agreement has no impact on our separate license agreement with Daiichi Sankyo, which we entered into in 2018, as described below.
2018 Agreement
In May 2018, we entered into a license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of our Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products, and we were eligible to receive up to $484.7 million in various milestone and other payments. As of December 31, 2023, we have received an upfront technology access fee payment of $18.0 million. We remain eligible to receive development milestone payments totaling up to $63.4 million and commercial milestone payments of up to $170.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Daiichi Sankyo and us, including the right for Daiichi Sankyo to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement shall terminate, with respect to Daiichi Sankyo’s licenses, on a product-by-product basis, with the last payment obligation for the respective product.
Janssen
In November 2017, we entered into a collaboration and license agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence group-specific exclusive license to research, develop and commercialize certain products, and we were eligible to receive up to $1.45 billion in various license and milestone payments. As of December 31, 2023, we have received an upfront payment of $50.0 million and development milestones totaling $8.0 million in connection with the initiation of clinical trials of two bispecific antibodies. Janssen has deprioritized the development of one of those two bispecific antibodies, and in 2023 the research program term under the agreement ended with respect to the remaining four bispecific antibodies. As a result, we remain eligible to receive development milestone payments of up to $86.0 million and commercial milestone payments of up to $373.0 million ($43.0 million and $186.5 million, respectively, not including the bispecific antibody that Janssen has deprioritized). In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Janssen and us, including the right for Janssen to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate, on a product-by-product basis, on the expiry of the royalty term for the product.
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
As of December 31, 2023, our patent portfolio consists of 75 active patent families. Of these, 32 families relate to our key product candidates (zanidatamab and zanidatamab zovodotin), our preclinical product candidates (including our lead preclinical product candidates ZW191, ZW171, ZW220 and ZW251), and our therapeutic platform technology. The remaining 43 patent families relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time. One of our patent families is exclusively licensed from a third party. Two of our patent families are co-owned with VAR2 Pharmaceuticals ApS, and one patent family is co-owned with the Provincial Health Services Authority and University of Victoria Industry Partnerships. None of the licensed or co-owned patent families relate to our lead product candidates, zanidatamab and zanidatamab zovodotin. As of December 31, 2023, we have 237 issued patents, 56 of which are U.S. patents.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter and methods of treatment for our product candidates, including target-specific interactions and immunomodulatory mechanisms. We own the zanidatamab and zanidatamab zovodotin patent portfolio.
•    Zanidatamab: Zanidatamab is covered by five patent families. The first is an international patent application filed under the Patent Cooperation Treaty (“PCT”) that is in the national phase with applications pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Macao, Mexico, Russia and the United States. This application relates to the composition of matter, methods of making and uses of zanidatamab, and if issued, is expected to expire in 2034, absent any adjustments or extensions. Three U.S. patents have issued in this family. Three additional PCT applications relate to treatment methods using zanidatamab. Two of these PCT applications are in the national phase, one with applications issued or pending in Australia, Canada, Europe, Japan and the United States, and the other with applications pending in Australia, Brazil, Canada, Chile, China, Europe, Hong Kong, Japan, Korea, Mexico, Russia and the United States. Any patents that issue from these national phase filings are expected to expire between 2035 and 2039, absent any adjustments or extensions. Any patents issuing from national phase filings based on the third PCT application are expected to expire in 2042, absent any adjustments or extensions. Another patent family is pending in Canada and the United States and is also directed to treatment methods using zanidatamab. Any patents that issue from this patent family are expected to expire in 2040, absent any adjustments or extensions.
•    Zanidatamab Zovodotin: Zanidatamab zovodotin is covered by two patent families. The first is a PCT application covering zanidatamab zovodotin composition of matter and methods of making and using zanidatamab zovodotin, which is in the national phase with applications pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, Russia, Singapore and the United States. One U.S. patent has issued from this family. Corresponding applications were filed in Argentina and Taiwan that are not part of the PCT. Any patents that issue from these national phase filings and the Argentina and Taiwan applications are expected to expire in 2039, absent any adjustments or extensions. The second patent family is a PCT application that relates to treatment methods using zanidatamab zovodotin. Any patents that issue from national phase filings based on this PCT application are expected to expire in 2043, absent any adjustments or extensions.
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
•ZW191: We have filed a PCT application covering ZW191 compositions of matter and methods of making and using ZW191. Any patents that issue from national phase filings based on this PCT application are expected to expire in 2043, absent any adjustments or extensions. ZW191 is also protected by our patent family relating to our TOPO1i technology, as described below, as well as a patent family that covers the antibody component of ZW191.
•ZW171: We have filed a PCT application covering ZW171 composition of matter and methods of making and using ZW171. Any patents that issue from national phase filings based on this PCT application are expected to expire in 2043. ZW171 is also protected by our two patent families relating to the Azymetric Fc, as described below.
•ZW220: We have filed a PCT application covering ZW220 compositions of matter and methods of making and using ZW220. Corresponding applications were filed in Argentina and Taiwan that are not part of the PCT. Any patents that issue from national phase filings based on this PCT application and from the Argentina and Taiwan applications are expected to expire in 2043, absent any adjustments or extensions. In addition, we have filed a U.S. provisional application covering additional aspects of ZW220 compositions of matter. ZW220 is also protected by our patent family relating to our TOPO1i platform, as described below, as well as a patent family that covers the antibody component of ZW220.
•ZW251: We have filed a PCT application covering ZW251 compositions of matter and methods of making and using ZW251. Corresponding applications were filed in Argentina and Taiwan that are not part of the PCT. Any patents that issue from national phase filings based on this PCT application and from the Argentina and Taiwan applications are expected to expire in 2043, absent any adjustments or extensions. In addition, we have filed a U.S. provisional application covering additional aspects of ZW251 compositions of matter. ZW251 is also protected by our patent family relating to our TOPO1i platform, as described below. The antibody component of ZW251 is also protected by a patent family exclusively in-licensed from a third party.
Therapeutic Platform Technology Portfolio
The therapeutic platform technology portfolio includes biological formats and variants thereof, including the Azymetric platform, our Drug Conjugate Platforms (including ZymeLink and our TOPO1i technology), the EFECT platform, and specific applications, manufacturing methods and assays related to the platform constructs and underlying computational chemistry.
•Azymetric: We own a portfolio of seven patent families relating to the Azymetric platform for engineering Fc and Fab constructs for the development of bispecific antibodies.
Azymetric Fc: Two of the patent families relate to engineered antibody Fc region polypeptides having amino acid substitutions that preferentially form heterodimers. One patent family has PCT national phase applications pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Macao, Mexico, Russia and the United States. The second patent family has PCT national phase applications pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Russia and the United States. One U.S. patent has issued with 1,102 days of patent term adjustment and is expected to expire on November 10, 2034. A second U.S. patent has issued with 372 days of patent term adjustment and is expected to expire on November 9, 2033. Two additional U.S. patents have issued. If issued, the remaining patents in these families are expected to expire between 2031 and 2032, absent any adjustments or extensions. A third patent family relates to engineered IgA Fc region polypeptides having amino acid substitutions that preferentially form heterodimers, with PCT national phase applications pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Singapore and the United States. Any patents that issue from these national phase filings are expected to expire in 2041, absent any adjustments or extensions. Two additional issued U.S. patents cover methods of expressing antibodies containing heterodimeric Fc regions in cells.
Azymetric Fab: Four patent families in the PCT national phase are pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Russia and the United States and relate to antibodies having amino acid substitutions in Fab-region heavy and light chains for making correctly paired bispecific antibodies. Seven U.S. patents have issued. These patent families are directed to compositions, methods of producing and uses of heterodimeric antibodies. Any patents that issue in these families are expected to expire between 2031 and 2038, absent any adjustments or extensions.

•Drug Conjugate Platforms: Our Drug Conjugate Platforms are a suite of proprietary cytotoxins (including both topoisomerase 1 and microtubulin inhibiting toxins), stable linkers, and conjugation technologies that are compatible with and complementary to our product candidates and enable delivery of cytotoxins directly to target cells.
ZymeLink: We own the ZymeLink patent portfolio, consisting of three patent families relating to novel toxin molecules and novel linkers by means of which these toxins can be conjugated to antibodies and other protein scaffolds. One patent family in the PCT national phase is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Malaysia, Mexico, Singapore, South Africa and the United States, and is directed to novel hemiasterlin toxin derivatives, hemiasterlin-linker compositions, and antibody-hemiasterlin conjugate compositions. Three U.S. patents have issued from this patent family. A second patent family in the PCT national phase is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico and the United States, and is directed to novel linker compositions, including the one used in zanidatamab zovodotin. One U.S. patent has issued from this patent family. A third patent family in the PCT national phase is directed to novel auristatin derivatives, auristatin-linker compositions and antibody-auristatin conjugates, including the one used in zanidatamab zovodotin, and is pending or issued in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. Four U.S. patents have issued from this patent family. Any patents that may issue from these families are expected to expire between 2034 and 2037, absent any adjustments or extensions.
TOPO1i Platform: Our TOPO1i technology is covered by one patent family relating to novel TOPO1i compounds, TOPO1i-linker compositions and antibody-TOPO1i conjugates. This patent family is in the PCT national phase and is pending in Australia, Brazil, Canada, Europe, India, Israel, Japan, Korea, Mexico, Russia, Singapore and the United States. Any patents that issue from these national phase filings are expected to expire in 2042, absent any adjustments or extensions.
•EFECT: The EFECT platform for engineering Fc constructs with modulated FcgR-binding and Fc effector function is protected by four patent families. One patent family in the PCT national stage has issued in Australia, Canada, Mexico and the United States. A second patent family in the PCT national stage is pending or issued in Australia, Brazil, Canada, Europe, Hong Kong, India, Japan, Russia and the United States. Two U.S. patents have issued from these families. These patent families are directed to compositions of matter and methods of making Fc constructs with altered FcgR-binding and Fc effector function. Any patents that issue from these families are expected to expire between 2031 and 2034, absent any adjustments or extensions. The third patent family is in the PCT national stage and is pending in Australia, Brazil, Canada, China, Europe, Hong-Kong, India, Japan, Korea, Mexico and the United States. This patent family relates to Fc modifications that modulate other aspects of Fc effector function. Any patents that issue from this third patent family are expected to expire in 2041, absent any adjustments or extensions. The fourth patent family is a PCT application filed on September 2, 2022, and relates to compositions of matter and methods of making Fc constructs that lack FcgR-binding. Any patents that issue from this patent family are expected to expire in 2042, absent any adjustments or extensions.
•ProTECT: The ProTECT platform is protected by one patent family that covers the composition of matter of polypeptide constructs comprising immunomodulatory ligands and their cognate receptors derived from the immunoglobulin superfamily (such as PDL1 and PD1) fused to antibody variable heavy and light chain region termini respectively via protease-cleavable linkers. This patent family is in the PCT national phase and is pending in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Japan, Korea, Mexico, Russia and the United States. Any patents that issue from this patent family are expected to expire in 2041, absent any adjustments or extensions.
•Computational Chemistry: We own a portfolio of 15 families of computational chemistry patents and patent applications that relate to the computational and algorithmic advances incorporated into the ZymeCAD suite of applications, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. Twelve U.S. patents have issued from these families. Any patents that issue from these families are expected to expire between 2027 and 2042, absent any adjustments or extensions.
Technology Licensing and In-Licensed Intellectual Property

CVI / Kairos
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
Daiichi Sankyo
As noted above under “Strategic Partnerships and Collaborations - Platform Partnerships - Daiichi Sankyo - 2016 Agreement,” in September 2016, we entered into the Collaboration and Cross License Agreement with Daiichi Sankyo under which we gained non-exclusive rights to develop and commercialize up to three products (up to six products pursuant to a June 2022 amendment) using Daiichi Sankyo’s proprietary immune-oncology antibodies. In March 2023, we entered into the Termination and License Agreement relating to the Collaboration and Cross License Agreement. Pursuant to the Termination and License Agreement, the Collaboration and Cross License Agreement is terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Collaboration and Cross License Agreement that accrued prior to the termination or were expressly intended to survive. Among the rights to survive the termination of the Collaboration and Cross License Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products, such as ZW171, using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the Termination and License Agreement, pending receipt of regulatory approval, we may be required to make future low single-digit royalty payments on the net sales of such products.
Phanes
In addition, in November 2021, we entered into a license agreement with Phanes Therapeutics, Inc. (“Phanes”). Phanes granted Zymeworks an exclusive, worldwide, non-transferable (except in connection with an assignment of the agreement), sublicensable, royalty-bearing license to research, develop, commercialize, and otherwise exploit certain antibody products incorporating proprietary Phanes binders in the field of oncology. In December 2023, this license agreement was partially terminated only with respect to a specific set of such products. All other rights and obligations under this license agreement remain in full force and effect.
Under the license agreement, we may be required to make future payments to Phanes upon the direct achievement of certain clinical development milestones for products, such as ZW251, that incorporate certain Phanes intellectual property. In addition, subject to receipt of regulatory approval, we may be required to make future payments to Phanes upon direct achievement of certain commercial milestones and certain sales milestones, as well as up to low single-digit royalty payments on net sales of such products.
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
Through our contract manufacturing organizations, we currently have sufficient supply of our product candidates to carry out ongoing and planned preclinical studies. For zanidatamab, we also have sufficient current good manufacturing practices (“cGMP”)-grade supply, together with planned additional manufacturing runs, to complete ongoing clinical trials. For zanidatamab zovodotin, we have sufficient cGMP-grade supply, together with planned additional manufacturing runs, to complete our ongoing clinical trial and anticipated clinical trials.

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
Zanidatamab and zanidatamab zovodotin are being developed for patients with solid tumors that express HER2, including patients with tumors expressing low levels of HER2. Competing approved HER2-targeted therapies include F. Hoffmann-La Roche Ltd.’s Herceptin, Perjeta, Phesgo, and Kadcyla as well as Novartis Pharmaceuticals Corporation’s Tykerb, Puma Biotechnology, Inc.’s Nerlynx, AstraZeneca PLC / Daiichi Sankyo’s Enhertu, Seagen Inc.’s Tukysa, MacroGenics, Inc.’s Margenza, Jiangsu HengRui Medicine Co., Ltd.’s Pyrotinib, and various trastuzumab biosimilars.
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
•submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
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
Biologic products in particular are monitored post-approval by being placed on a lot-release schedule tailored to their potential risk, manufacturing, testing and inspection history as of the date of this report. With higher-risk biologics, each lot is tested before being released for sale in Canada. Moderate-risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low-risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot-release process, and the testing regime for a biologic may be altered at any time. On December 17, 2022, the Minister of Health in Canada published proposed amendments to the Food and Drug Regulations, and several of the amendments relate to biologic drugs. The purpose of the amendments is to modernize the biologics regulatory regime by repealing outdated requirements and replacing them with those that reflect current safety practices. Proposed amendments include enabling Health Canada to require certain labelling statements for safety reasons on a case-by-case basis, and clarifying the Minister’s authority to consider information or material obtained during on-site evaluations. Other proposed amendments include clarifying the record retention expectations for market authorization holders, and providing a general framework to minimize the potential for contamination of drugs, active ingredients and biological source material between processes. The proposed amendments are still in draft form.
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

Sales and Marketing
As a clinical-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For zanidatamab, we have entered into a development and commercialization agreement with BeiGene whereby BeiGene is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. For zanidatamab, under the Amended Jazz Collaboration Agreement, Jazz is responsible for all development and commercial activities with respect to the Licensed Products in the Territory. There are no other agreements granting commercialization rights to zanidatamab, zanidatamab zovodotin or any of our other product candidates. To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by market size and complexity, access to pre-commercial and commercial infrastructure and our resource availability for developing a commercial organization. For product candidates targeting patient populations that can be serviced by a small, specialized commercial effort, we may seek out co-development and co-promotion agreements granting commercialization rights to an established commercial partner in some jurisdictions while allowing us to build these capabilities in other jurisdictions.
Human Capital Resources
As of December 31, 2023, we had 277 employees, including 272 full-time employees, 189 of whom were primarily engaged in research and development activities and 49 of whom hold an M.D. or Ph.D. degree. 186 of our full-time employees were based in Canada, 74 were based in the United States, and 12 were based in Singapore, Ireland and United Kingdom combined.

Our ability to achieve our mission is dependent upon attracting and retaining the right talent. We seek to provide what we consider to be a competitive mix of compensation and benefits for all our employees, including participation in our equity programs.

We believe everyone belongs at Zymeworks and we are committed to providing equal opportunities for our employees. This means ensuring we have good representation in our workforce from within the communities in which we operate, conducting training to remove biases in our processes and activities, and respecting all employees’ rights, cultures, diversity, and dignity.
We consider our employees to be an essential driver of our business and key to our future prospects and believe that we have a good relationship with our employees. None of our employees are represented by a labor organization or covered by a collective bargaining arrangement.
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

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the Canadian System for Electronic Document Analysis and Retrieval (“SEDAR+”) at www.sedarplus.ca.

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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in shares of our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K and our other filings with the SEC, before making an investment decision regarding shares of our common stock.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of December 31, 2023, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
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

We currently have two clinical-stage lead product candidates, zanidatamab and zanidatamab zovodotin. Our partner Jazz has been responsible for the conduct of ongoing and future zanidatamab trials since May 2023, and is currently evaluating this product candidate in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. Following the transfer of certain of our personnel to Jazz in May 2023, we have been focused on the clinical development of zanidatamab zovodotin and our preclinical product candidates and general discovery efforts. We are currently evaluating zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors.

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
•inability to recruit clinical operations personnel and other personnel with later-stage development experience;
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
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts as of the date of this report have resulted in a pipeline of product candidates directed at various cancers, we may not be able to develop product candidates that are safe and effective. In addition, although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our stock price.
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

Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. For example, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
In many countries, particularly those in the European Union (“EU”), prescription drug pricing and reimbursement is subject to governmental control. In those countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.
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

Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those that our CROs and our other third-party service providers may utilize in the past have been subject to, and may be vulnerable to, attacks by hackers or other third parties, viruses, ransomware or other malicious code, or other breaches, incidents, outages, interruptions, compromises or vulnerabilities due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems or information). The risks of these types of incidents and other matters occurring may be heightened in connection with geopolitical events such as the conflict between Russia and Ukraine. Any such breach, incident, outage, interruption, compromise or vulnerability could compromise systems and networks used in our business and lead to system and other operational outages, interruptions and disruptions and the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is processed or maintained on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, and make use of third-party service providers to perform certain operational and security functions on our behalf, there is no guarantee that we or our third-party service providers can, or have been able to, protect our systems or networks or other systems or networks used in our business from security breaches, incidents, outages, interruptions, compromises, or vulnerabilities, or that we or they have been or will be able to identify, identify the cause of or otherwise respond to any actual or potential security breach, incident, outages, interruptions, compromise or vulnerabilities. We have engaged in efforts to improve our security measures, and we expect to continue to incur additional expenses in further efforts to do so, whether in response to actual or perceived security breaches or incidents, compromises, outages, interruptions, vulnerabilities or otherwise. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
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
In addition, we may face increased cybersecurity risks due to our reliance on internet technology given that we have employees at five office locations (Vancouver, British Columbia; Bellevue, Washington; Dublin, Ireland; Singapore; and Redwood City, California) and a significant number of employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.

U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020, which went into effect on January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA, including such laws in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia. Further, Washington also has enacted the My Health, My Data Act, which, among other things, provides for a private right of action. While limited exemptions to some of these laws may apply to portions of our business, the recency of these laws’ enactment and evolving interpretations of these laws may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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
Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR generally restricts the transfer of personal information to countries outside the EEA, such as the United States, which the European Commission does not consider to provide an adequate level of personal information protection. On July 16, 2020, the Court of Justice of the European Union

(“CJEU”) invalidated the European Union-U.S. Privacy Shield (“Privacy Shield”) as a data transfer mechanism for transferring personal information from the EEA to the United States. While the EU standard contractual clauses (“EU SCCs”) remain a valid mechanism to transfer personal information to third countries outside the EEA, the CJEU’s ruling has also imposed enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA. Also, the EU has issued updated EU SCCs, and the UK has issued its own standard contractual clauses (the “UK SCCs”), which each are required to be implemented. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the CJEU’s invalidation of the Privacy Shield, the revised EU SCCs and new UK SCCs, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
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
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.

There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates will no longer be capped at 100% of AMP (average manufacturer price). Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Additionally, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges as well as future actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.

Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, the FDA recently authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
•In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States, and what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

Our business has been and may continue to be adversely affected by public health outbreaks and pandemics.

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

The impact of such disruptions would be highly uncertain and would depend on factors such as the location, duration and severity, travel restrictions and social distancing, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. In addition, public health outbreaks, pandemics, or a resurgence of COVID-19 cases and related disruptions could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and could heighten the volatility of the financial markets, which could adversely impact the value of our common stock.
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
In addition to potential risks discussed above at the risk factor entitled “Our business may become subject to economic, political, regulatory and other risks associated with international operations”, we are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the United Kingdom Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of December 31, 2023, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the years ended December 31, 2023 and 2021 was $118.7 million and $211.8 million, respectively, while net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement (as defined below) and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. As of December 31, 2023, our accumulated deficit was $677.4 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of December 31, 2023, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue as of December 31, 2023 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products in the near term.

We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.

We currently have two clinical-stage lead product candidates, zanidatamab and zanidatamab zovodotin. Our partner Jazz has been responsible for the conduct of ongoing and future zanidatamab trials since May 2023, and is currently evaluating this product candidate in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. Following the transfer of certain of our personnel to Jazz in May 2023, we have been focused on the clinical development of zanidatamab zovodotin and our preclinical product candidates and general discovery efforts. We are currently evaluating zanidatamab zovodotin in a Phase 1 clinical trial in patients with recurrent or metastatic HER2-expressing solid tumors. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeiGene provide for additional future funding for zanidatamab, we will continue to require additional funding to complete the development and commercialization of zanidatamab zovodotin, and to continue to advance the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. On November 9, 2022, we entered into the Sales Agreement with Cantor to sell shares of our common stock having an aggregate offering price of up to $150.0 million, from time to time, through an “at-the-market” equity offering program under which Cantor is acting as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock under the Sales Agreement for net proceeds of $26.2 million, after underwriting commissions and offering expenses. In addition, on December 23, 2023, we entered in a securities purchase agreement for a private placement with certain institutional accredited investors affiliated with EcoR1 Capital, LLC of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock for an aggregate purchase price of approximately $50.0 million. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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
In April 2023, certain of our subsidiaries entered into the Transfer Agreement with Jazz Inc., an affiliate of Jazz. Pursuant to the terms of the Transfer Agreement, we took a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates. As part of the transactions contemplated by the Transfer Agreement, at the Closing in May 2023, Zymeworks BC and Jazz amended and restated the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, are unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz Inc. pursuant to the Transfer Agreement) incurred following the Closing are directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. Other material terms in the Amended Jazz Collaboration Agreement also remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions. We cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz. We continue to depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, Iconic and Merck. These relationships also have provided us with non-dilutive funding for our wholly owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen, Iconic and Merck may be terminated for convenience upon the completion of a specified notice period;
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
Depending upon the timing, duration and conditions of FDA marketing approval of our product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, we may not receive an extension if we fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
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

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, any of our patent rights with functional claims may be vulnerable to third party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification.

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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was introduced on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of this system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (UPC). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-

based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
We may be subject to certain costs and inefficiencies as a result of our 2022 Redomicile Transactions.
As a result of the Redomicile Transactions, we became a Delaware corporation on October 13, 2022 following the completion of an arrangement under the Business Corporations Act (British Columbia). Pursuant to the agreements governing the Redomicile Transactions, we agreed to use reasonable efforts to take certain corporate steps and actions, as may be necessary or desirable, to effect and implement certain post-arrangement transactions, including the internal reorganization of certain subsidiaries (the “Post-Arrangement Transactions”). Following the entry into the Original Jazz Collaboration Agreement subsequent to the Redomicile Transactions, we determined that completing the Post-Arrangement Transactions as originally contemplated would result in negative tax consequences. As a result, we do not currently intend to complete the Post-Arrangement Transactions. While we expect to manage any tax and operational inefficiencies that may result under our current organizational structure, and we may pursue additional internal reorganizations in the future, certain tax and operational inefficiencies may persist notwithstanding our management and/or additional reorganization that could adversely affect our business, financial condition and results of operations.
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
Risks Related to Employee Matters and Managing Growth
Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President and Chief Executive Officer, Christopher Astle, our Chief Financial Officer, Paul Moore, our Chief Scientific Officer, Jeffrey Smith, our Chief Medical Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
Retention and any future recruitment of qualified scientific, technical, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In connection with the transactions contemplated by the Transfer Agreement in May 2023, certain of our clinical operations personnel and other personnel with later-stage development experience were transferred to Jazz. If we are successful in advancing the development of zanidatamab zovodotin and our preclinical candidates, we will need to evaluate any organizational hiring needs. In addition, we will need to effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing key senior managers and employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and commercialization plans and strategies, we may need to grow or modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of December 31, 2023, we had 272 full-time employees, which reflects the reduction in the number of our employees as a result of the transfer to Jazz Inc. or a Jazz affiliate of certain employees in connection with the Closing of the Transfer Agreement transactions. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.

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
Our common stock was first listed on the New York Stock Exchange (the “NYSE”) in connection with the completion of the Redomicile Transactions on October 13, 2022. In December 2022, we moved our listing to The Nasdaq Stock Market LLC (“Nasdaq”). If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their stock without depressing the market price for the common stock or sell their common stock at or above the prices at which they acquired their common stock or sell their common stock at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration.
We may fail to meet the continued listing requirements of Nasdaq. If Nasdaq delists our shares of common stock from trading on its exchange, we could face significant material adverse consequences, including:
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 47.2% of our outstanding common stock as of December 31, 2023. Our directors and executive officers beneficially own, in the aggregate, approximately 1.4% of our outstanding common stock as of December 31, 2023. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
•delaying, deferring, or preventing a change in control;
•entrenching our management or the board of directors;
•impeding a merger, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are an accelerated filer and may no longer provide scaled disclosures as a smaller reporting company beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, which will increase our costs and demands on management.
We are an accelerated filer and beginning with our Quarterly Report on Form 10-Q for the quarter ending March 31, 2024, we may no longer provide scaled disclosure as a “smaller reporting company” as defined under the Exchange Act.
As a smaller reporting company, we had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
In addition, as a non-accelerated filer and smaller reporting company, we previously availed ourselves of the exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. As an accelerated filer, we may no longer avail ourselves of this exemption.
Because our independent registered public accounting firm is required to undertake an assessment of our internal control over financial reporting, the cost of our compliance with Section 404 has correspondingly increased. For so long as we are an accelerated filer, we expect to incur significant expense and devote substantial management effort toward ensuring compliance with Section 404. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Implementing any appropriate changes to our internal control over financial reporting may require specific compliance training for our directors, officers and employees and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

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
In 2022, we transitioned to a new enterprise resource planning system, which we believe will lead to improvements in our internal control over financial reporting. Although we have completed this transition to a new enterprise resource planning system, the full impact of this transition is not yet known. If, during the evaluation and testing process of our internal controls, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal controls over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.
Holders of our Exchangeable Shares are subject to additional risks.
Pursuant to the Redomicile Transactions, certain holders of common shares of our predecessor company exchanged their common shares for exchangeable shares (the “Exchangeable Shares”) in the capital of our subsidiary ExchangeCo. (as defined below) Exchangeable Shares are exchangeable at the option of the holder for shares of our common stock.
Exchangeable Shares are subject to additional risks, including:
•The Exchangeable Shares are not and will not be listed on any stock exchange. There is no market through which the Exchangeable Shares may be sold, and holders may not be able to sell their Exchangeable Shares.
•Holders of Exchangeable Shares who request an exchange may not receive shares of our common stock until a period of time after the applicable request is received. During this period, the market price of our common stock may increase or decrease. Any such increase or decrease would affect the value of the consideration to be received by such a holder of Exchangeable Shares upon a subsequent sale of shares of our common stock received in the exchange.
•Exchangeable Shares may be subject to different tax consequences under Canadian law depending on whether the exchangeable shares are disposed of in a redemption or an acquisition by one of our subsidiaries, and such transaction may not be within the control of the holder.
•The tax treatment of Exchangeable Shares for non-Canadian tax purposes, including U.S. federal income tax purposes, is uncertain.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.

Item 1C.    Cybersecurity.
Our board of directors is responsible for overseeing our risk management program, and cybersecurity is a critical element that has been integrated into our overall risk management program. Management is responsible for the day-to-day administration of our risk management program and our cybersecurity policies, processes, and practices.
We aim to incorporate industry practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies, and other processes to assess, identify, and manage cybersecurity risks. Our cybersecurity program is informed by applicable industry standards and is assessed regularly by independent third-party auditors.

Cybersecurity Risk Management and Strategy
Our cybersecurity risk management strategy focuses on several areas:
•Identification and Escalation: We have implemented a cross-functional approach to assessing, identifying and managing cybersecurity threats and incidents. Our program includes controls and procedures to identify, classify and escalate certain cybersecurity incidents to provide management visibility and obtain direction from management.
•Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits and certifications.
•Incident Response and Recovery Planning: We have established and maintain incident response, business continuity, and disaster recovery plans designed to address our response to a cybersecurity incident. We conduct periodic tabletop exercises to test these plans and ensure personnel are familiar with their roles in a response scenario.
•Third-Party Risk Management: We maintain a risk-based approach to identifying and overseeing cybersecurity threats presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems, including any outside auditors or consultants who advise on our cybersecurity systems.
•Education and Awareness: We provide regular, mandatory training for all employees regarding cybersecurity threats as a means to equip our employees with tools to make employees aware of and to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.
We conduct periodic assessments and testing of our policies, standards, processes, and practices in a manner intended to address cybersecurity threats and events. We adjust our cybersecurity policies, standards, processes, and practices as necessary based on the information provided by these assessments, audits, and reviews. We, like any company operating in the current environment, have experienced cybersecurity incidents in the past. However, we have not experienced a cybersecurity event that was determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors”, of this Annual Report on Form 10-K, including the risk factor titled “Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”
Governance
Our board of directors, in coordination with the audit committee of our board of directors, oversees our risk management program, including the management of cybersecurity threats. Our board of directors and our audit committee receive prompt and timely information regarding cybersecurity risks, as well as ongoing updates regarding any such risk, from senior management.
Our Senior Director, IT who has over 20 years’ experience with cybersecurity at public companies, in coordination with senior management including our Chief Executive Officer, works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, a cross-functional team throughout our company addresses cybersecurity threats and responds to cybersecurity incidents. Through ongoing communications with this team, the Senior Director, IT and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.
Item 2.    Properties.
Our principal executive offices are located at 108 Patriot Drive, Suite A, Middletown, Delaware 19709. We maintain physical operations and personnel in Canada, the United States, Ireland and Singapore.

Our Vancouver offices are located in a single building containing office and laboratory space at 114 East 4th Avenue, Suite 800 Vancouver, British Columbia, Canada, V5T 1G4. The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options.
Our former U.S. office was located in Seattle, Washington at 1215 4th Avenue, Suite 2100, Seattle, Washington, 98181. The lease for this location, which we entered into in February 2019, has an expiration date in May 2027. We are in the process of terminating this lease as we moved our primary office in the United States to Bellevue in 2023.
Our primary U.S. office is located in Bellevue, Washington at 777 108th Avenue NE, Bellevue, Suite 1700, Washington 98004. We entered into a sublease for this location in August 2023, which expires in December 2024. We entered into a direct lease for this location in November 2023 that has a term starting upon expiration of the sublease and expiring in June 2026.
We also have an office in Redwood City, California at 555 Twin Dolphin Drive, Suite 360, Redwood City, California 94065. The lease for this location, which we entered into in November 2023, has an expiration date in December 2026.
Our Ireland office is located in Dublin at Digital Office Centre - Dublin Airport, Office 104, Balheary Demense, Balheary Road, Swords, Dublin, Ireland. The license to occupy this space, which we entered into in December 2022, had an original expiration date in November 2023, but automatically renews for subsequent 12-month terms unless we provide two months’ prior written notice that we do not want to renew.
Our Singapore office is located at #01-08 Science Park 1, 2 Science Park Drive, Singapore 112888. The license to occupy this space, which we entered into in March 2023, expires in April 2025.
In addition, a significant number of employees work remotely. Our executive officers and directors are located in several jurisdictions, including the United States, Canada, Ireland and the United Kingdom.
We believe that our existing facilities are adequate for our immediate needs and our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.00001 par value per share, is traded on Nasdaq under the symbol “ZYME.” Prior to December 16, 2022, our common stock was traded on the NYSE under the symbol “ZYME”.
Holders
As of March 4, 2024, we had 82 stockholders of record holding our common stock. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
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
Performance Graph
We previously qualified as a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have relied, on the reduced disclosure requirements available to smaller reporting companies, including not being required to provide information required by this item pursuant to Item 201(e) of Regulation S-K. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Sales of Unregistered Securities

Except as disclosed on our Current Report on Form 8-K filed with the SEC on December 26, 2023, we did not sell securities without registration under the Securities Act during the fiscal year ended December 31, 2023.
Issuer Repurchases of Equity Securities
None.
Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the Exchange Act. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. The discussion regarding our financial condition and results of operations for fiscal 2022 as compared to fiscal 2021 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC and with the securities commissions in all provinces and territories of Canada on March 7, 2023, under the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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
Overview
Zymeworks is a clinical-stage biotechnology company developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases. Zymeworks’ complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates.
Our goal is to use our experience and in-house capabilities of developing multifunctional therapeutics platforms, along with our proprietary protein engineering capabilities, to improve the standard of care for people living with difficult-to-treat cancers and other serious diseases with high unmet medical need.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products as of December 31, 2023, and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to December 31, 2023, we received $993.2 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of December 31, 2023, we had $456.3 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of December 31, 2023, combined with certain anticipated milestone payments from our existing collaborations, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K is filed with the SEC.
We reported a net loss of $118.7 million for the year ended December 31, 2023, and through December 31, 2023, we had an accumulated deficit of $677.4 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
Zanidatamab Clinical Program
In November 2023, our partner Jazz and The University of Texas MD Anderson Cancer Center announced a five-year strategic research collaboration agreement to evaluate zanidatamab, an investigational HER2-targeted bispecific antibody, in multiple HER2-expressing cancers.
In December 2023, response rates in the HERIZON-BTC-01 Asian subgroup cohort were presented at ESMO Asia, highlighting consistency across subgroups with durable tumor responses (overall response rate of 42% [95% CI: 28, 57], median duration of response 7.4 [3.9- Not Estimable] months) and a tolerable safety profile (no patients in the Asia subgroup experienced grade 4 or 5 treatment related adverse events).
In December 2023, progression-free survival (“PFS”) for zanidatamab in combination as chemotherapy-free regime was presented at SABCS. Data from 51 patients with heavily pretreated HER2+/HR+ metastatic breast cancer (“mBC”) who were treated with zanidatamab plus palbociclib and fulvestrant demonstrated a PFS at six months of 67% (n=34) [95% CI: 52, 79]. Secondary endpoint findings included a median PFS of 12 months [95% CI: 8, 15] and a confirmed objective response rate of 35% [95% CI: 21, 50] with a median duration of response of 15 months. The combination regimen was well tolerated with a manageable safety profile.
In January 2024, at ASCO GI, Patient-Reported Outcomes from HERIZON-BTC-01 demonstrate patients who responded to zanidatamab had less pain and pain interference compared to their baseline levels.
In January 2024, our partner Jazz highlighted that for the HERIZON-GEA-01 trial, enrollment will be increased from 714 to 918 patients to improve the statistical power, for the OS endpoint only. This update allows Jazz to maintain the previously guided top-line readout, targeted for late 2024, which will continue to be based on the original enrollment numbers. Discussions with FDA and other regulatory agencies were held in advance of the decision to increase enrollment for the OS endpoint analysis. Jazz also announced that the rolling submission of the BLA submission for zanidatamab in second-line BTC has been initiated, with the intention of completing the BLA submission in the first half of 2024.

In February 2024, our partner Jazz disclosed that they have initiated a Phase 3 confirmatory trial to evaluate zanidatamab as first-line treatment for patients with metastatic BTC.

In February 2024, our partner BeiGene updated guidance on the expected timing of the BLA filing with the NMPA in China for treatment of HER2-amplified inoperable and advanced or metastatic BTC during the second half of 2024.

Zanidatamab Zovodotin Clinical Program
In January 2024, we confirmed our intention to initiate a Phase 2 clinical trial for zanidatamab zovodotin, with data from the Phase 1 clinical trial providing further support for the RP2D of 2.5 mg/kg every three weeks. Zanidatamab zovodotin remains ready for a Phase 2 clinical trial in combination with pembrolizumab, however, the initiation of the planned Phase 2 study has been deprioritized, pending more clarity from the evolving clinical landscape. We continue to explore potential development and commercial collaborations prior to undertaking any registrational studies of zanidatamab zovodotin.
Preclinical Programs
In October 2023, as part of the 14th Annual World ADC San Diego, we presented additional preclinical data on our preclinical product candidates ZW251, a novel GPC3-targeting ADC bearing a TOPO1i payload, and ZW220, a potential first-in-class TOPO1i ADC for the treatment of NaPi2b-expressing solid tumors.
In November 2023, as part of the Society for Immunotherapy of Cancer (“SITC”) annual meeting, we presented additional preclinical data on our preclinical TriTCE programs.
In November 2023, we selected ZW251 as our next IND candidate, a potential first-in-class ADC molecule designed for the treatment of GPC3-expressing HCC, with IND or foreign equivalent filing anticipated in the second half of 2025. GPC3, a GPI-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. The GPC3-targeting antibody incorporated in ZW251 was selected based on key ADC attributes including its binding profile, efficient internalization and payload delivery across a range of GPC3-expressing models of HCC. ZW251 incorporates the same Zymeworks’ proprietary bystander-active TOPO1i payload utilized in two additional pipeline ADC programs, ZW191 (anti-FRa) and ZW220 (anti-NAPi2b). A DAR of four was selected to balance tolerability and efficacy, with ZW251 anti-tumor activity observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. We are encouraged by published research demonstrating the potential of GPC3 antibody targeting in HCC patients as evidenced by tumor localization of iodine radiolabeled condrituzumab, a prior clinical stage anti-GPC3 monoclonal antibody, and believe that antibody drug conjugate-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC.
In February 2024, we published a manuscript in the American Association for Cancer Research Molecular Cancer Therapeutics Journal on the screening and selection process for our novel TOPO1i payload. Herein, we presented the development of our novel camptothecin ZD06519, which has been specifically designed for its application as an ADC payload. A panel of camptothecin analogs with different substituents at the C-7 and C-10 positions of the camptothecin core were prepared and tested in vitro. Selected compounds spanning a range of potency and hydrophilicity were elaborated into drug-linkers, conjugated to trastuzumab, and evaluated in vitro and in vivo. ZD06519 was selected based on its favorable properties as a free molecule and as an antibody conjugate, which include moderate free payload potency (~1 nM), low hydrophobicity, strong bystander activity, robust plasma stability, and high-monomeric ADC content. When conjugated to different antibodies using a clinically validated MC-GGFG-based linker, ZD06519 demonstrated impressive efficacy in multiple CDX models and noteworthy tolerability in healthy mice, rats, and non-human primates.
In March 2024, we announced our participation at AACR with the acceptance of five abstracts. Abstracts accepted include two presentations from our MSAT program:
•(1) “DLL3 TriTCE Co-Stim: A next generation trispecific T-cell engager with integrated CD28 costimulation for the treatment of DLL3-expressing cancers”;
◦(2) “TriTCE Co-Stim: A next generation trispecific T-cell engager platform with integrated CD28 costimulation, engineered to improve responses in the treatment of solid tumors,”
and three presentations from our ADC program:
◦(1) “ZW191 - a FRα-targeting antibody drug conjugate with strong preclinical activity across multiple FRα-expressing indications”;
◦(2) “Screening novel format antibodies to design bispecific ADCs that address target heterogeneity”;
◦(3) “Development of three-dimensional cancer cell line spheroid models for the in vitro functional characterization of cytotoxic antibody-drug conjugates”.

Licensing and Collaboration Agreements
Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin
On September 18, 2023, Zymeworks BC Inc. (“Zymeworks BC”), a subsidiary of Zymeworks Inc., and BeiGene entered into a Termination Agreement (the “Termination Agreement”) relating to the License and Collaboration Agreement between Zymeworks BC and BeiGene, relating to the research, development and commercialization of zanidatamab zovodotin, dated November 26, 2018, as amended on May 25, 2020 and June 2, 2021 (collectively, the “Zanidatamab Zovodotin License and Collaboration Agreement”). The Termination Agreement does not terminate the Zanidatamab License and Collaboration Agreement (as defined below).
Previously, Zymeworks BC and BeiGene entered into the Zanidatamab Zovodotin License and Collaboration Agreement, pursuant to which Zymeworks BC granted BeiGene a royalty-bearing exclusive license for the research, development and commercialization of zanidatamab zovodotin in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand (collectively, the “BeiGene Territory”). Pursuant to the Zanidatamab Zovodotin License and Collaboration Agreement, Zymeworks BC was eligible to receive up to $195 million in development and commercial milestone payments and royalties ranging from the high single digit percentages up to 20% on product sales.
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

Termination of LEO Research and License Agreement
On October 27, 2023, Zymeworks BC received written notice from LEO Pharma A/S (“LEO”), stating that LEO elected to terminate, in its entirety, the Research and License Agreement, by and between Zymeworks BC and LEO, dated October 23, 2018 (the “Research and License Agreement”). In accordance with the terms of the Research and License Agreement, the termination of such agreement was effective on January 25, 2024 (the “Termination Date”). LEO’s written notice stated that its decision to terminate was due to the closure of its bispecific antibody program, and, as a result, the Research and License Agreement was terminated for convenience in accordance with the terms of such agreement without modifications or amendment thereto. Pursuant to the terms of the Research and License Agreement, Zymeworks BC granted LEO a non-exclusive, worldwide, royalty-free, research and development license under Zymeworks BC’s Azymetric and EFECT platforms to perform preclinical research and development of antibodies pursuant to a research program, under which Zymeworks BC and LEO were jointly responsible for certain research activities, with Zymeworks BC’s costs to be fully reimbursed by LEO. Upon LEO selecting certain sequence pairs identified pursuant to the research program (each, a “Collaboration Sequence Pair”), Zymeworks BC would grant to LEO an exclusive license under Zymeworks BC’s Azymetric and EFECT platforms to make, use, sell, and import antibodies derived and generated from such Collaboration Sequence Pairs to incorporate into products, and to develop, make, use, sell, and import such products for dermatologic indications. LEO granted Zymeworks BC a non-exclusive license under LEO’s intellectual property to develop and commercialize antibodies resulting from the research program in all therapeutic areas other than dermatologic indications.

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

Effective as of the Termination Date, the Research and License Agreement was terminated and was longer in effect, except that such termination does not relieve the parties from any obligation under the Research and License Agreement that accrued prior to the termination or affect the survival of any other right, duty or obligation of the parties under the Research and License Agreement, including certain other provisions expressly indicated to survive the termination.

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
Other Matters
On December 15, 2023, Zymeworks announced that the Company was added to the Nasdaq Biotechnology Index (Nasdaq: NBI) (the “NBI”). Zymeworks’ addition to the NBI became effective prior to the market open on Monday, December 18, 2023.
On December 26, 2023, Zymeworks announced that it had entered into a securities purchase agreement with funds affiliated with EcoR1 Capital, LLC (“EcoR1 Capital”), for the sale of an aggregate of 5,086,521 pre-funded warrants to purchase

5,086,521 shares of common stock, $0.00001 par value per share, in a private placement. Each pre-funded warrant will be exercisable at an exercise price equal to $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrant and will be exercisable at any time on or after the closing date, subject to a post-exercise beneficial ownership limitation of 19.99%. The aggregate gross proceeds from the offering were approximately $50 million, before deducting estimated offering expenses. The purchase price of $9.8299 for each pre-funded warrant was based on the closing price of $9.83 per share of Company’s common stock on Nasdaq on December 22, 2023.
On January 4, 2024, Zymeworks announced significant additions to its leadership team. Dr. Jeffrey Smith was named Executive Vice President and Chief Medical Officer, one new Senior Vice President was appointed and seven new Vice Presidents were appointed. An eighth Vice President was added later in January. These additions to the leadership team highlight Zymeworks’ commitment to nurturing and advancing internal talent to key leadership roles while strengthening the capabilities and experience of the organization.

On February 8, 2024, Zymeworks announced the appointment of Dr. Alessandra Cesano to its board of directors effective February 8, 2024. Dr. Cesano succeeds Dr. Kenneth Hillan, who stepped down effective February 8, 2024 after a successful seven-year tenure as a director of Zymeworks.

On February 22, 2024, Zymeworks announced the appointment of Mr. Scott Platshon to its board of directors effective February 22, 2024. Scott Platshon is a Partner at EcoR1 Capital.
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
For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Consolidated Financial Statements and Supplementary Data.” We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2023.
Revenue Recognition
Our revenue consists of amounts earned under research and development license and collaboration agreements with our strategic partners. Promised deliverables within these agreements may include grants of licenses, or options to obtain licenses, to our intellectual property, research and development services, and participation on joint research and/or development committees.
In accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), we apply the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, we determine which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606, which may require application of judgment. To determine revenue recognition for arrangements that we determine are within the scope of Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv)

allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when or as we satisfy a performance obligation and when collectability is probable. If the expectation at contract inception is such that the period between payment by the licensee and the completion of related performance obligations will be one year or less, we assume that the contract does not have a significant financing component.
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, management may be required to apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations including understanding the nature and significance of the contractual obligations and their standalone selling prices, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. The accounting for the modification to existing contracts with customers arising from licensing and collaboration arrangements requires management to apply significant judgment when evaluating whether the modification to financial terms is related to distinct performance obligations remaining in the amended collaboration agreement. These judgments are discussed in more detail in the following paragraphs for each type of payment received by us under the terms of the license and collaborations agreements.
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
Modifications of contracts with customers
We account for a modification to a contract with a customer as a separate contract if both the scope of the contract increases because of the addition of promised goods or services that are distinct, and the price of the contract increases by an amount of consideration that reflects the our stand-alone selling price of the additional promised goods or services. A modification that does not meet this criteria is accounted for as an adjustment to the existing contract, either prospectively or through a cumulative catch-up adjustment. We account for a contract modification prospectively if the remaining goods or services are distinct from the goods or services transferred before the modification, but the consideration for those goods or services does not reflect their stand-alone selling prices. Any changes in the transaction price that arise as a result of a contract modification that are not allocated to remaining goods or services are recognized as a cumulative catch-up adjustment
Research and Development Costs and Related Accrued Expenses
Research and development costs are expensed as incurred and include costs that we incur for our own and for our strategic partners’ research and development activities. These costs primarily consist of employee-related expenses, including salaries and benefits, expenses incurred under agreements with CROs on our behalf, costs associated with investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, share-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
Clinical trial expenses represent a significant component of research and development expenses and we outsource a significant portion of these activities to third-party CROs. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the consolidated financial statements, we estimate accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to us. When making these estimates, we use operational and contractual information from third party service providers and operational data from internal personnel.
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
As at December 31, 2023, we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. We concluded that there were no impairment indicators related to goodwill or other intangible assets as of December 31, 2023.
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

Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2023 within this Annual Report on Form 10-K.
Results of Operations for the Years Ended December 31, 2023, 2022 and 2021
Revenue

	Year Ended December 31,
(dollars in millions)	2023	2022	2021	Change 2023 – 2022

Revenue from research and development collaborations	$76.0	$412.5	$26.7	$(336.5)	(82%)
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $336.5 million in 2023 compared to 2022 primarily due to a non-recurring upfront fee from Jazz in 2022. This was partially offset by higher development support and drug supply revenue from Jazz in 2023 due to the impact of the Original and Amended Jazz Collaboration Agreements.
Revenue for 2023 included $91.6 million for development support and drug supply revenue from Jazz, which was partially offset by a $20.1 million credit issued to Jazz for contractual amendments to our collaboration arrangement, and $4.5 million from our partners for research support and other payments. Revenue for 2022 included $375.0 million in upfront fees and $24.3 million in development support payments from Jazz, and a $5.0 million upfront fee from Atreca, Inc. as well as $8.2 million from our other partners for research and development support under cost sharing arrangements.
In connection with the Closing of the transactions contemplated by the Transfer Agreement and our entry into the Amended Jazz Collaboration Agreement, we expect that revenue in future periods for development support from Jazz will decrease significantly compared to revenue for the year ended December 31, 2023, although we will remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement. The expected decrease in revenue reflects the transfer of responsibility for the Program to Jazz pursuant to the Amended Jazz Collaboration Agreement with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.

Research and Development Expense

	Year Ended December 31,
(dollars in millions)	2023	2022	2021	Change 2023 – 2022

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$44.8	$117.4	$86.8	$(72.6)	(62)%
Zanidatamab zovodotin	8.0	4.8	12.7	3.2	67%
Preclinical and other research programs:
ZW171	10.7	1.9	—	8.8	463%
ZW191	11.7	0.9	—	10.8	1,200%
Other preclinical and research programs	10.1	7.5	13.9	2.6	35%
	85.3	132.5	113.4	(47.2)	(36)%
Unallocated departmental research and development expenses:
Salaries and benefits	33.3	53.0	50.3	(19.7)	(37)%
Stock-based compensation expense	2.4	2.4	15.5	—	—%
Other unallocated expenses	22.6	20.7	20.6	1.9	9%
Research and development expense(1)	$143.6	$208.6	$199.8	$(65.0)	(31)%

________________________
(1) Excluding zanidatamab, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing preclinical research activities.
Research and development expense decreased by $65.0 million in 2023 compared to 2022. In 2023, research and development expense included a non-cash stock-based compensation expense of $2.4 million comprised of a $2.1 million expense from equity classified awards (2022 – $3.2 million expense) and a $0.3 million expense from the non-cash mark-to-market revaluation of certain historical liability classified awards (2022 - $0.8 million recovery). The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab as a result of transfer of this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement. This decrease, compared to 2022, was partially offset by an increase in preclinical expenses, primarily with respect to preclinical product candidates ZW171 and ZW191, and in higher zanidatamab zovodotin program costs. In addition, salaries and benefits expenses decreased compared to the same period in 2022, due to lower headcount in 2023 and lower non-recurring severance expenses.
Our research and development expenses relating to zanidatamab following the Closing of the transactions contemplated by the Transfer Agreement and the Amended Jazz Collaboration Agreement have decreased significantly compared to the year ended December 31, 2022. We remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement and are also eligible for reimbursement of costs for third party services or other expenses under certain contracts being transferred to Jazz pursuant to the Transfer Agreement.

General and Administrative Expense

	Year Ended December 31,
	2023	2022	2021	Change 2023 – 2022
(dollars in millions)

Salaries and benefits	$17.0	$22.6	$23.5	$(5.6)	(25)%
Stock-based compensation expense (recovery)	5.3	1.2	(5.6)	4.1	342%
Professional fees, consulting and business insurance	29.1	35.6	15.2	(6.5)	(18)%
Other general and administrative expenses	19.0	14.0	9.5	5.0	36%
General and administrative expense	$70.4	$73.4	$42.6	$(3.0)	(4)%
General and administrative expense decreased by $3.0 million in 2023 compared to 2022. In 2023, general and administrative expense included a non-cash stock-based compensation expense of $5.3 million comprised of a $6.6 million expense from equity-classified awards (2022 – $4.1 million expense) and a $1.3 million recovery from the non-cash mark-to-market revaluation of certain historical liability-classified awards (2022 – $2.9 million recovery). The decrease in general and administrative expense was primarily due to a decrease in salaries and benefits expenses due to lower headcount and due to lower non-recurring severance expenses in 2023, as well as due to a decrease in expenses for professional services. This was partially offset by an increase in other expenses related to higher depreciation on facilities and higher technology spend in 2023.
Other Income, net

	Year Ended December 31,
	2023	2022	2021	Change 2023 – 2022
(dollars in millions)

Other income, net	$18.8	$4.7	$3.3	$14.1	300%
Other income, net increased by $14.1 million in 2023 compared to 2022. Other income, net for 2023 included $19.7 million of interest income partially offset by a $0.9 million in other expenses which includes foreign exchange losses partially offset by other miscellaneous income. Higher interest income in 2023 was due to income earned on higher cash resources and at higher rates of return in 2023. Other income, net for 2022 included $3.6 million interest income and a net foreign exchange gain of $1.2 million primarily due to the revaluation of certain cash, cash equivalents and investments as well as, lease and stock option liabilities denominated in Canadian dollars.
Income Tax

	Year Ended December 31,
	2023	2022	2021	Change 2023 – 2022
(dollars in millions)

Current income tax expense	$(0.2)	$(9.0)	$(0.4)	$8.8	(98)%
Deferred income tax recovery (expense)	0.8	(1.9)	1.0	2.7	(142)%
Income tax recovery (expense)	$0.6	$(10.9)	$0.5	$11.5	(106)%
Income tax expense decreased by $11.5 million in 2023 compared to 2022, primarily due to a reduction in U.S. taxes under the global intangible low-taxed income rules, in 2023. In 2023 we incurred a net loss compared to a net income in 2022, primarily due to the Jazz partnership.

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
On December 28, 2023, we completed a private placement pursuant to which we sold 5,086,521 pre-funded warrants at a price of $9.8299 per pre-funded warrant. We received gross proceeds of $50.0 million, and net proceeds were $49.9 million, after expenses. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrants.
As of December 31, 2023, we had $456.3 million of cash, cash equivalents, and marketable securities, comprised of $157.6 million in cash and cash equivalents and $298.7 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
(dollars in millions)

Net cash (used in) provided by:
Operating activities	$(118.3)	$144.1	$(192.5)
Investing activities	(207.3)	(53.8)	144.6
Financing activities	81.8	108.6	8.0
Effect of exchange rate changes on cash and cash equivalents	0.4	0.2	(0.3)
Net (decrease) increase in cash and cash equivalents	$(243.4)	$199.0	$(40.2)
Operating Activities
In 2023, cash used in operating activities was $118.3 million as opposed to $144.1 million cash provided by operating activities in 2022. The difference between 2023 and 2022 was primarily due to the receipt in 2022 of $375.0 million in upfront payments under the Jazz Collaboration Agreement. Furthermore, our cash used in operations in 2023 was negatively impacted by working capital movements, primarily due to a reduction in accounts payable and accrued liabilities, goods and services taxes payable and employee benefit accruals as of December 31, 2023 compared to 2022.
Investing Activities
Net cash used in investing activities in 2023 was primarily related to net purchases of investments in marketable securities of $203.2 million and cash outflows of $4.1 million for the acquisition of property and equipment in our office and laboratory spaces in Canada and software. Net cash used in investing activities in 2022 is primarily related to purchases, net of redemptions of short-term investments in marketable securities of $40.7 million, cash outflows of $8.2 million for the acquisition of property and equipment as well as leasehold improvement expenses for our new office and lab spaces and $5.0 million for acquisitions of intangible assets, primarily consisting of our new computer system implementation in 2022.
Financing Activities
Net cash provided by financing activities in 2023 included net proceeds of $49.9 million from issuance of pre-funded warrants pursuant to a private placement, $26.2 million from our share issuance pursuant to the Sales Agreement, $5.0 million from stock option exercises and $0.8 million from the issuance of shares of common stock in relation to our employee stock purchase plan. Net cash provided by financing activities in 2022 included $107.5 million relating to net proceeds from our January 2022 public offering of equity securities, $0.3 million from stock option exercises and $1.4 million from the issuance of common stock in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales as of December 31, 2023 and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 15 and other commitments and contingencies as presented in note 16 to the annual consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments combined with certain anticipated milestone payments from our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. These estimates include future milestone payments which are dependent upon the successful completion of specified research and development activities by us and our strategic partners and are therefore uncertain at this time. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore it is difficult to predict the actual funds we will require to complete the research, development and commercialization of product candidates. See Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties.”
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of March 4, 2024, 70,568,222 shares of common stock were issued and outstanding. In addition, as of March 4, 2024, we had 5,086,521 shares of common stock issuable pursuant to 5,086,521 pre-funded warrants, 4,474,784 shares of common stock issuable pursuant to 4,474,784 exercisable outstanding stock options, 4,574,783 shares of common stock issuable pursuant to 4,574,783 outstanding options that were not exercisable at that date, and 1,464,368 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement (as defined in note 1 of our annual consolidated financial statements as of and for the year ended December 31, 2023 within this Annual Report on Form 10-K), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares (as defined below) outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by Zymeworks ExchangeCo Ltd (“ExchangeCo”), when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights.
As of March 4, 2024, 778,110 Exchangeable Shares have been exchanged on a one-to-one basis for 778,110 shares of our common stock and 646,423 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 646,423 shares of our common stock.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
We previously qualified as a “smaller reporting company,” as defined in Rule 12b-2 under the Exchange Act, and have been permitted to rely, and have relied, on the reduced disclosure requirements available to smaller reporting companies, including not being required to provide information required by this item pursuant to Item 305 of Regulation S-K. Our ability to rely on the reduced disclosure requirements available to smaller reporting companies will cease after the filing of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 8.    Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zymeworks Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zymeworks Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the contract modification related to the amended collaboration agreement with Jazz Pharmaceuticals Ireland Limited (“Jazz”)
As discussed in Note 12 to the consolidated financial statements, the Company and Jazz amended the license and collaboration agreement (amended collaboration agreement). As part of the amended collaboration agreement, the Company agreed to provide a credit note to Jazz of $20,100 thousand, which has been recognized as a reduction to revenue for the year ended December 31, 2023. As discussed in Note 2 to the consolidated financial statements, the accounting for the Company’s modification to existing contracts with customers arising from licensing and collaboration arrangements requires the Company to apply significant judgment when evaluating whether the modification to financial terms is related to distinct performance obligations remaining in the amended collaboration agreement.

We identified the evaluation of the contract modification related to the amended collaboration agreement with Jazz as a critical audit matter. Subjective and complex auditor judgment was required to assess the Company’s evaluation of the contract modification, including determining the rights and obligations described in the amended collaboration agreement and whether the remaining goods and services are distinct from the goods and services transferred before the modification.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s revenue recognition process. This included a control over the Company’s accounting analysis of amendments to licensing and collaboration agreements. We read the amended collaboration agreement to gain an understanding of the contractual terms and conditions and the commitments being made in the agreement. We evaluated management’s accounting analysis and assessed the reasonableness of management’s judgments, including assumptions relating to the level of interdependence between the promised goods and services in the original and amended collaboration agreements.
/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015.
Vancouver, Canada
March 6, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Zymeworks Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Zymeworks Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 6, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Chartered Professional Accountants
Vancouver, Canada
March 6, 2024

ZYMEWORKS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$157,557	$400,912
Short-term investments (note 5)	216,770	91,320
Accounts receivable	19,477	33,400
Prepaid expenses and other current assets	19,122	19,074
Total current assets	412,926	544,706
Deferred financing fees	108	10
Long-term investments (note 5)	82,148	886
Long-term prepaid assets	7,240	15,729
Deferred tax asset (note 14)	3,615	1,345
Property and equipment, net (note 7)	19,847	24,713
Operating lease right-of-use assets (note 15)	17,696	22,937
Intangible assets, net (note 8)	7,656	8,755
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$580,880	$648,725
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$45,032	$87,468
Income tax payable (note 14)	1,811	840
Fair value of liability-classified stock options	960	1,642
Current portion of operating lease liability (note 15)	4,261	3,322
Deferred revenue and other consideration (note 12)	3,699	2,353
Total current liabilities	55,763	95,625
Long-term portion of operating lease liability (note 15)	22,369	24,667
Deferred revenue (note 12)	32,941	30,588
Other long-term liabilities (note 9)	1,701	3,101
Deferred tax liability (note 14)	3,300	1,788
Total liabilities	116,074	155,769
Stockholders’ equity:
Common shares, $0.00001 par value; 900,000,000 authorized shares of common stock at December 31, 2023 and December 31, 2022 (70,115,997 and 63,059,501 shares issued and outstanding at December 31, 2023 and 2022, respectively (note 10b).	997,227	886,322
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of December 31, 2023 and December 31, 2022 (note 10b).	—	—
Exchangeable shares, no par value, 651,219 issued and outstanding shares at December 31, 2023 (December 31, 2022: 1,424,533) (note 10b).	9,345	20,442
Additional paid-in capital	142,274	151,614
Accumulated other comprehensive loss	(6,603)	(6,659)
Accumulated deficit	(677,437)	(558,763)
Total stockholders’ equity	464,806	492,956
Total liabilities and stockholders’ equity	$580,880	$648,725
Research collaboration and licensing agreements (note 12)
Commitments and contingencies (note 16)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Research and development collaborations (note 12)	$76,012	$412,482	$26,680
Operating expenses:
Research and development	143,619	208,596	199,752
General and administrative	70,446	73,358	42,561
Total operating expenses	214,065	281,954	242,313
(Loss) income from operations	(138,053)	130,528	(215,633)
Other income:
Interest income	19,705	3,596	1,965
Other (expense) income, net (note 13)	(894)	1,110	1,309
Total other income, net	18,811	4,706	3,274
(Loss) income before income taxes	(119,242)	135,234	(212,359)
Income tax recovery (expense), net (note 14)	568	(10,893)	516
Net (loss) income	$(118,674)	$124,341	$(211,843)
Other comprehensive income:
Unrealized income on available for sale securities, net of tax of nil (note 5)	56	—	—
Total other comprehensive income	56	—	—
Comprehensive (loss) income	$(118,618)	$124,341	$(211,843)

Net (loss) income per common share (note 4):
Basic	$(1.72)	$1.91	$(4.11)
Diluted	$(1.72)	$1.90	$(4.61)

Weighted-average common stock outstanding (note 4):
Basic	68,863,010	65,194,775	51,553,869
Diluted	68,863,010	65,249,184	52,131,596

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Changes in Stockholders’ Equity (Note 1)
(Expressed in thousands of U.S. dollars except share data)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	—	$—	—	$—	46,035,389	$724,219	$(471,261)	$(6,659)	$163,623	$409,922
Issuance of common stock on exercise of stock options (note 10e)	—	—	—	—	502,019	12,878	—	—	(3,218)	9,660
Issuance of common stock through employee stock purchase plan (note 10f)	—	—	—	—	68,964	3,080	—	—	—	3,080
Issuance of common stock upon vesting of restricted stock units ("RSUs") (note 10e)	—	—	—	—	27,563	970	—	—	(970)	—
Stock-based compensation	—	—	—	—	—	—	—	—	38,275	38,275
Net loss	—	—	—	—	—	—	(211,843)	—	—	(211,843)
Balance at December 31, 2021	—	$—	—	$—	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common stock on exercise stock options (note 10e)	—	—	—	—	39,220	359	—	—	(79)	280
Issuance of common stock through employee stock purchase plan (note 10f)	—	—	—	—	179,238	2,191	—	—	—	2,191
Issuance of common stock upon vesting of RSUs (note 10e)	—	—	—	—	93,966	2,350	—	—	(2,350)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10c)	—	—	—	—	6,502,675	78,168	—	—	(78,168)	—
The Redomicile Transactions (note 1, note 10b)	1	—	1,424,533	20,442	(1,424,533)	(20,442)	—	—	—	—
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (note 10a and 10c)	—	—	—	—	11,035,000	82,549	—	—	24,985	107,534
Stock-based compensation	—	—	—	—	—	—	—	—	9,516	9,516
Net income	—	—	—	—	—	—	124,341	—	—	124,341
Balance at December 31, 2022	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of stock options (note 10e)	—	—	—	—	641,129	6,958	—	—	(1,736)	5,222
Issuance of common stock through employee share purchase plan (note 10f)	—	—	—	—	111,911	955	—	—	—	955
Issuance of common stock upon vesting of RSUs (note 10e)	—	—	—	—	100,949	1,887	—	—	(1,887)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10c)	—	—	—	—	2,079,193	63,775	—	—	(63,775)	—
Issuance of common stock for retracted exchangeable shares	—	—	(773,314)	(11,097)	773,314	11,097	—	—	—	—
Issuance of common stock in connection with At-The-Market ("ATM") sale (note 10a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Private placement (note 10a)	—	—	—	—	—	—	—	—	49,862	49,862
Stock-based compensation	—	—	—	—	—	—	—	—	8,196	8,196
Net loss	—	—	—	—	—	—	(118,674)	—	—	(118,674)
Other comprehensive income	—	—	—	—	—	—	—	56	—	56
Balance at December 31, 2023	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net (loss) income	$(118,674)	$124,341	$(211,843)
Items not involving cash:
Depreciation of property and equipment (note 7)	7,462	6,220	3,739
Amortization of intangible assets (note 8)	2,702	1,015	2,793
Stock-based compensation (note 10e)	8,102	4,015	10,756
Amortization and impairment of operating lease right-of-use assets	7,141	4,769	3,051
Deferred income tax (recovery) expense (note 14)	(757)	1,940	(953)
Change in fair value of contingent consideration liability (note 16)	630	(250)	213
Change in fair value of investments in equity instruments	667	—	(167)
Unrealized foreign exchange gain	(31)	(1,956)	(433)
Changes in non-cash operating working capital:
Accounts receivable	13,922	(17,509)	(266)
Prepaid expenses and other current assets	4,295	(2,059)	(15,792)
Accounts payable and accrued liabilities	(44,768)	26,479	16,477
Operating lease liabilities	(3,663)	(3,736)	(26)
Deferred revenue and other consideration	3,699	—	—
Income taxes payable	970	840	—
Net cash (used in) / provided by operating activities	$(118,303)	$144,109	$(192,451)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 10a)	26,233	107,534	—
Private placement (note 10a)	49,862	—	—
Issuance of common stock on exercise of stock options (note 10e)	5,006	255	6,428
Issuance of common stock through employee stock purchase plan (note 10f)	820	1,403	2,070
Deferred financing fees	(53)	(596)	(470)
Finance lease payments	(21)	(14)	(17)
Net cash provided by financing activities	$81,847	$108,582	$8,011
Cash flows from investing activities:
Purchases of marketable securities	(553,249)	(113,005)	(35,081)
Proceeds from marketable securities	350,073	72,281	192,962
Acquisition of property and equipment	(2,474)	(8,150)	(12,404)
Acquisition of intangible assets	(1,603)	(4,975)	(881)
Net cash (used in) / provided by investing activities	$(207,253)	$(53,849)	$144,596
Effect of exchange rate changes on cash and cash equivalents	354	203	(325)
Net change in cash and cash equivalents	(243,355)	199,045	(40,169)
Cash and cash equivalents, beginning of year	400,912	201,867	242,036
Cash and cash equivalents, end of year	$157,557	$400,912	$201,867
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$1,900	$72	$24,609
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	122	957	1,933
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars except share and per share data)
1. Nature of Operations
Zymeworks Inc. together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks BC Inc. ("Zymeworks BC") (previously known as “Zymeworks Inc.”) was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
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
On October 13, 2022, the Company completed an internal reorganization transaction resulting in a Delaware incorporated entity becoming the listed company (the “Redomicile Transactions”). Prior to the Redomicile Transactions, the shares of Zymeworks BC Inc. (formerly known as Zymeworks Inc.) were publicly listed. Unless the context otherwise requires or otherwise expressly states, all references in the accompanying consolidated financial statements to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC Inc. and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) and its subsidiaries.
To effect the Redomicile Transactions, the Company conducted a share exchange, pursuant to which holders of the Company's common shares exchanged their common shares in the Company for shares of common stock of Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or, at their election with respect to all or a portion of their common shares in the Company and subject to applicable eligibility criteria and an overall cap, exchangeable shares (the “Exchangeable Shares”) in the capital of a newly formed indirect subsidiary of Zymeworks Inc. A special meeting of Company security holders was held on October 7, 2022 to approve the Redomicile Transactions. The Redomicile Transactions were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among the Company and its direct or indirect subsidiaries Zymeworks Inc., Zymeworks CallCo ULC ("CallCo") and Zymeworks ExchangeCo Ltd., ("ExchangeCo") including a plan of arrangement included as Exhibit A to the Restated and Amended Transaction Agreement (the “Plan of Arrangement”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zymeworks Inc. and its wholly owned subsidiaries, Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Pharmaceuticals Limited (Ireland), Zymeworks Lifesciences Pte. Ltd. (Singapore), Zymeworks CallCo ULC, Zymeworks ExchangeCo Ltd., Zymeworks Management Inc. (including this entity's branch in the United Kingdom) and Zymeworks Zanidatamab Inc. (refer to note 12). All inter-company accounts and transactions have been eliminated on consolidation.
All amounts expressed in the consolidated financial statements of the Company and the accompanying notes thereto are expressed in thousands of U.S. dollars, except for share and per share data and where otherwise indicated. References to “$” are to U.S. dollars and references to “C$” are to Canadian dollars. Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations.
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
Use of Estimates
The preparation of consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, measurement of contingent consideration liabilities, and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
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
When applying the revenue recognition criteria of ASC 606 to license and collaboration agreements, the Company may be required to apply significant judgment when evaluating whether contractual obligations represent distinct performance obligations including understanding the nature and significance of the contractual obligations and their standalone selling prices, determining when performance obligations have been met, assessing the recognition and future reversal of variable consideration, and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. The accounting for the modification to existing contracts with customers arising from licensing and collaboration arrangements requires management to apply significant judgment when evaluating whether the modification to financial terms is related to distinct performance obligations remaining in the amended collaboration agreement. These judgments are discussed in more detail in the following paragraphs for each type of payment received by the Company under the terms of the license and collaborations agreements.
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
Supply of clinical trial drugs and comparator drugs
Amounts receivable by the Company for the provision of drugs to licensee or to clinical trials on behalf of licensee are recognized in revenue at a point in time when title to drugs has transferred to the licensee, which generally occurs upon shipment.

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
Modifications of contracts with customers
The Company accounts for a modification to a contract with a customer as a separate contract if both the scope of the contract increases because of the addition of promised goods or services that are distinct, and the price of the contract increases by an amount of consideration that reflects the Company’s stand-alone selling price of the additional promised goods or services. A modification that does not meet this criteria is accounted for as an adjustment to the existing contract, either prospectively or through a cumulative catch-up adjustment. The Company accounts for a contract modification prospectively if the remaining goods or services are distinct from the goods or services transferred before the modification, but the consideration for those goods or services does not reflect their stand-alone selling prices. Any changes in the transaction price that arise as a result of a contract modification that are not allocated to remaining goods or services are recognized as a cumulative catch-up adjustment.
Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include guaranteed investment certificates (“GICs”) acquired from financial institutions and money market funds which are recorded at cost plus accrued interest.
Investments
Marketable Securities
The Company's investments include high credit quality investment grade debt securities which comprise investments in U.S. Treasury notes and corporate debt securities. The Company classifies all of its investment grade debt securities as available-for-sale (note 5). Marketable securities also include GICs with original maturities of greater than 90 days. These investments are recorded at cost plus accrued interest, which approximates their fair value.
Unrealized fair value gains and losses for investments classified as available-for-sale are recorded through other comprehensive income (loss) in stockholders' equity. When the fair value of an available-for-sale security falls below the amortized cost basis it is evaluated to determine if any of the decline in value is attributable to credit loss. Decreases in fair value attributable to credit loss are recorded directly to the consolidated statement of (loss) income with a corresponding allowance for credit losses, limited to the amount that the fair value is below the amortized cost basis. If the credit quality subsequently improves the allowance is reversed up to a maximum of the previously recorded credit losses. When the Company intends to sell an impaired available-for-sale security, or if it is more likely than not that the Company will be required to sell the security prior to recovering the amortized cost basis, the entire fair value adjustment will immediately be recognized in the consolidated statement of (loss) income with no corresponding allowance for credit losses. Realized gains and losses and credit losses, if any, on available-for-sale securities are included in interest income (expense), based on the specific identification method. Available-for-sale securities are also adjusted for amortization of premiums and accretion of discounts to maturity, with such amortization and accretion included within interest income.
Marketable securities with remaining maturities of less than one year from the balance sheet date are classified as short-term investments and greater than one year from the balance sheet date are classified as long-term investments.

Equity Securities
The Company’s long-term investments include equity securities acquired for strategic purposes or in connection with licensing and collaboration agreements. As the Company's investments in equity securities do not have readily determinable fair value, they are carried at cost, less any impairment, including any adjustments resulting from observable price changes (note 5).
Accounts Receivable and Expected Credit Losses
Accounts receivable are recorded at invoiced amounts, net of any allowance for expected credit losses. The allowance for expected credit losses is the Company’s best estimate of the amount of probable credit losses in existing accounts receivable.
The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2023 and 2022.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value. As at December 31, 2023, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments, long-term investments and accounts receivable. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s cash investment policy with the primary objective being the preservation of capital and maintenance of liquidity. The cash investment policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with high credit quality financial institutions.
At December 31, 2023, the maximum exposure to credit risk for accounts receivable was $19,477, 85% of which was from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2022: $33,400 73% of which was from Jazz Pharmaceuticals Ireland Limited) and all accounts receivable are due within the next 12 months. As at December 31, 2023 and December 31, 2022, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of (loss) income. At December 31, 2023, the Company’s net monetary assets denominated in Canadian dollars were $1,392 (C$1,844).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and stockholders’ equity in the Company’s consolidated financial statements.
Deferred Financing Fees
Deferred financing fees consist of amounts charged by underwriters, attorneys, accountants and printers that are directly attributable to future financing transactions that are probable to occur. These costs are deferred and subsequently charged against the gross proceeds of the related financing transaction upon closing of such transaction.
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

The Company records depreciation using the straight-line method over the estimated useful lives of the property and equipment as follows:

Asset Class	Rate
Computer hardware	3 years
Office equipment	3 years
Furniture and fixtures	5 years
Laboratory equipment	7 years
Leasehold improvements	Shorter of the lease term or useful life
Property and equipment acquired or disposed of during the year are depreciated proportionately for the period they are in use.

Leases
The Company accounts for leases in accordance with ASC 842 Leases (“ASC 842”). The Company determines if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from that lease. For leases with a term greater than 12 months, ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The lease term includes the option to extend the lease when it is reasonably certain the Company will exercise that option. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. In the case the implicit rate is not available, the Company uses its incremental borrowing rate based on information available at the lease commencement date, to determine the present value of lease payments.
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or group of assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset or asset group. As of December 31, 2023 and 2022, the Company determined that there were no indicators of impairment of long-lived assets.
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

The Company also participated in the Canada Emergency Wage Subsidy (“CEWS”) and Canada Emergency Rent Subsidy (“CERS”) programs announced by the Government of Canada in April 2020, in order to help employers keep and/or return Canadian-based employees to payrolls in response to challenges posed by the COVID-19 pandemic. The Company recognized CEWS and CERS grants when it is probable that it complied with relevant eligibility requirements and conditions of the grant and that the grant would be received. These grants are recorded as reductions to wage and rent expenditures in 2022 and 2021.
Both CEWS and CERS programs ended in 2021, with application deadlines in 2022.
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
Equity classified awards are measured using their grant date fair value. Liability classified awards are initially measured using their grant date fair value and are subsequently remeasured at fair value at each balance sheet date until exercised or cancelled, with changes in fair value recognized as compensation cost (ASC 718 awards) or other (expense) income (ASC 815 awards) for the period, while fair value changes below the grant date fair value of the original awards are recorded in additional paid-in capital.
Under ASC 718 Compensation—Stock Options (“ASC 718”), warrants or stock options with exercise price which is not denominated in: (a) the currency of a market in which a substantial portion of the Company’s equity securities trades, (b) the currency in which the individual’s pay is denominated, or (c) the Company’s functional currency, are required to be classified as liabilities. For awards accounted for under ASC 815 Derivatives and Hedging (“ASC 815”), any warrant or option that provides for an exercise price which is not denominated in the Company’s functional currency is required to be classified as a liability.
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
Acquired In-Process Research and Development (IPR&D) and Definite-lived Intangible Assets
Acquired IPR&D represents the fair value assigned to research and development assets that have not reached technological feasibility. IPR&D is classified as an indefinite-lived intangible asset and is not amortized. IPR&D becomes definite-lived upon the completion or abandonment of the associated research and development efforts. All research and development costs incurred subsequent to the acquisition of IPR&D are expensed as incurred. Indefinite-lived intangible assets are reviewed for impairment on an annual basis or more frequently if an indicator of impairment is present. The Company may first perform a qualitative assessment to determine whether it is necessary to perform the quantitative impairment test.
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
Net income (loss) per share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the year. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the year, including potential dilutive shares of common stock assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants. ASC 260 Earnings Per Share requires an adjustment to the numerator for any income or loss related to liability classified warrants and stock options, if dilutive, if they are presumed to be share settled.
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
The Company has reviewed recent accounting pronouncements and concluded that they are either not applicable, or that no material impact is expected on the consolidated financial statements as a result of future adoption.
4. Net (Loss) Income per Share
Net (loss) income per share for the years ended December 31, 2023, 2022 and 2021 was as follows:

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net (loss) income attributable to common stockholders:
Basic	$(118,674)	$124,341	$(211,843)
Adjustment for change in fair value of liability classified stock options	—	(231)	(28,534)
Diluted	$(118,674)	$124,110	$(240,377)

Denominator:
Weighted-average common stock outstanding:
Basic	68,863,010	65,194,775	51,553,869
Adjustment for dilutive effect of equity classified stock options and RSUs	—	53,535	—
Adjustment for dilutive effect of liability classified stock options	—	874	577,727
Diluted	68,863,010	65,249,184	52,131,596

Net (loss) income per common share – basic	$(1.72)	$1.91	$(4.11)
Net (loss) income per common share – diluted	$(1.72)	$1.90	$(4.61)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019, January 2020 and January 2022 offerings and December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the year ended December 31, 2023 as the effect would be to reduce the net loss per share.

5. Cash, Cash Equivalents and Investments
The following table summarizes the Company's investments as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
Contractual maturity of one year or less:
GICs	$75,066	$—	$75,066
U.S. Treasury notes	46,416	136	46,552
Corporate debt securities	94,900	252	95,152
	216,382	388	216,770
Long-term investments:
Contractual maturity of one to three years:
Corporate debt securities	70,181	(321)	69,860
Contractual maturity of three to four years:
Corporate debt securities	12,081	(11)	12,070

Equity securities	218	—	218
	82,480	(332)	82,148

	$298,862	$56	$298,918

The following table summarizes the Company's investments as of December 31, 2022:

	December 31, 2022
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term investments:
Contractual maturity of one year or less:
GICs	$91,320	$—	$91,320
	91,320	—	91,320
Long-term investments:
Equity securities	886	—	886
	886	—	886

	$92,206	$—	$92,206

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$23,126				$200,623
Cash equivalents:
Money market funds	$64,247	$—	$—	$64,247	$—	$—	$—	$—
GICs	70,184	—	—	70,184	200,289	—	—	200,289
	134,431	—	—	157,557	200,289	—	—	400,912

Investments:
GICs	75,066	—	—	75,066	91,320	—	—	91,320
U.S. Treasury notes	46,552	—	—	46,552	—	—	—	—
Corporate debt securities	—	177,082	—	177,082	—	—	—	—
	121,618	177,082	—	298,700	91,320	—	—	91,320

Total	$256,049	$177,082	$—	$456,257	$291,609	$—	$—	$492,232

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Net
Balance at December 31, 2020	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2021	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2022	$20,700	$(3,072)	$17,628
Change during the period	—	—	—
Balance at December 31, 2023	$20,700	$(3,072)	$17,628
For the years ended December 31, 2023, December 31, 2022 and December 31, 2021, the Company did not record any impairment charge related to the fair value of IPR&D. The Company performed a quantitative test and concluded that IPR&D was not impaired as of December 31, 2023.
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2023 and concluded that no impairment existed. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2023, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required.

7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2023	2022
Computer hardware	$2,464	$2,235
Furniture and fixtures	2,976	2,976
Office equipment	2,142	2,067
Laboratory equipment	11,807	9,698
Leasehold improvements	20,992	20,960
Construction in progress	122	76
Property and equipment	$40,503	$38,012
Less accumulated depreciation	(20,656)	(13,299)
Property and equipment, net	$19,847	$24,713
Depreciation expense on property and equipment for the years ended December 31, 2023, 2022 and 2021 was $7,462, $6,220 and $3,739, respectively.
8. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2023	2022
Research licenses	$14,936	$14,936
Computer software	7,878	7,522
Costs for in-progress software implementations	1,717	469
Intangible assets	24,531	22,927
Less accumulated amortization	(16,875)	(14,172)
Intangible assets, net	$7,656	$8,755
Amortization expense on intangible assets for the years ended December 31, 2023, 2022 and 2021 was $2,702, $1,015 and $2,793, respectively.
At December 31, 2023, amortization expense on capitalized intangible assets is estimated to be as follows for each of the next five years:

Amortization expense
2024	$2,802
2025	2,378
2026	545
2027	213
2028	—
$5,938

9. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2023	2022
Trade payables	$6,212	$7,863
Accrued research and development expenses	26,661	39,358
Goods and services tax payable	—	16,244
Employee compensation and vacation accruals	6,153	14,365
Accrued legal and professional fees	3,707	7,799
Liability for contingent consideration (note 16)	1,570	—
Other	729	1,839
Total	$45,032	$87,468
Other long-term liabilities consisted of the following:

	December 31,
	2023	2022
Liability for contingent consideration (note 16)	$308	$1,248
Liability from in-licensing agreements	747	1,047
Finance lease liability	92	124
Other	554	682
Total	$1,701	$3,101

10. Stockholders’ Equity
a.Equity Offerings
2023 Private Placement
On December 28, 2023, the Company completed a private placement pursuant to which the Company sold 5,086,521 pre-funded warrants to purchase 5,086,521 shares of common stock at $9.8299 per pre-funded warrant. The Company received gross proceeds of $50,000 and net proceeds were $49,862, after expenses.
2023 ATM financing
On June 16, 2023, the Company sold 3,350,000 shares of common stock pursuant to the Company's at-the-market sale program, at $8.12 per common share. Net proceeds were $26,233 after underwriting commissions and offering expenses.
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
In connection with the Plan of Arrangement, the Company issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of the Company's preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding (the “Special Voting Preferred Stock”), enabling the Share Trustee to exercise voting rights for the benefit of the Exchangeable Shareholders.

Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC Inc. common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of December 31, 2023, there were 651,219 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2022: 1,424,533). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
c.Pre-Funded Common Share Warrants
In connection with the public offerings completed on June 24, 2019, January 27, 2020 and January 31, 2022 and private placement completed on December 28, 2023 (note 10a), the Company issued a total of 13,668,482 pre-funded warrants which granted holders of warrants the right to purchase up to 13,668,482 common shares or shares of common stock of the Company, at an exercise price of $0.0001 per share.
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
On August 23, 2022, October 25, 2022, October 27, 2022 and October 19, 2023, a total of 8,581,961 pre-funded warrants were exercised in exchange for issuance of 8,581,868 common shares. As a result of the December 28, 2023 private placement, as of December 31, 2023, there were 5,086,521 pre-funded warrants outstanding (December 31, 2022: 2,079,224).
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
On October 12, 2022, Zymeworks Inc. (a Delaware corporation) and Computershare Trust Company, N.A., as rights agent, entered into a Preferred Stock Rights Agreement (the “New Rights Plan”) and on October 13, 2022, the board of directors of Zymeworks Inc. (a Delaware corporation) declared a dividend distribution of one right (each, a “Right”) for each share of common stock outstanding at 12:01 a.m. (Pacific Time) on October 13, 2022 (the “Record Date”) and for each share of common stock that becomes outstanding, including any shares of common stock issued in connection with the Redomicile Transactions and as consideration for the Exchangeable Shares, as applicable, between the Record Date and the earlier of the Distribution Date (as defined in the New Rights Plan) and the expiration of the Rights. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.00001 per share, of the Company (“ Series B Preferred Stock”) at an exercise price of $74.00 per one one-thousandth of a share of Series

B Preferred Stock, subject to adjustment. On October 13, 2022, the Rights Plan expired. The New Rights Plan has substantively similar terms as the Rights Plan.
On June 8, 2023 the New Rights Plan expired by its terms. Upon effectiveness of the Company's filing of a Certificate of Elimination with the Secretary of State of the State of Delaware on June 12, 2023, the shares that were previously designated as Series B Preferred Stock resumed the status of authorized but unissued shares of preferred stock of the Company.
e.Stock-Based Compensation
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of December 31, 2023, 4,594,639 shares of common stock were available for future award grants under the New Plan (December 31, 2022: 3,205,132 shares of common stock).
On January 5, 2022, board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the "Inducement Plan") and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of December 31, 2023, 50,000 shares of common stock were available for future award grants under this plan (December 31, 2022: 50,000).

RSUs
The following table summarizes the Company's RSU activity under the New Plan:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2021	354,269	25.85
Granted	110,400	8.67
Vested and settled	(93,966)	25.01
Forfeited	(143,480)	26.63
Outstanding, December 31, 2022	227,223	17.36
Granted	864,100	8.03
Vested and settled	(100,949)	18.69
Forfeited	(218,961)	10.65
Outstanding, December 31, 2023	771,413	8.63
As of December 31, 2023, there was $2,236 of unamortized RSU expense that will be recognized over a weighted average period of 1.62 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	2,488,655	26.15	20.70	6.24	7,919	6,224
Granted	917,035	8.67	6.76
Expired	(54,221)	17.30	13.08
Exercised	(30,163)	7.60	5.79
Forfeited	(1,174,165)	26.43	20.60
Outstanding, December 31, 2022	2,147,141	19.02	14.03	6.29	1,460	1,078
Granted	—	—	—
Expired	(29,158)	18.29	13.55
Exercised	(339,230)	11.31	8.44
Forfeited	(289,275)	25.20	18.76
Outstanding, December 31, 2023	1,489,478	19.59	14.39	5.50	2,987	2,255
December 31, 2023
Exercisable	1,286,234	20.46	15.45	4.77	1,814	1,369
Vested and expected to vest	1,463,464	19.70	14.87	5.46	2,867	2,165

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2021	4,916,914	26.59	7.93	5,555
Granted	2,996,898	8.32
Expired	—	—
Exercised	(9,057)	7.17
Forfeited	(2,339,610)	25.84
Outstanding, December 31, 2022	5,565,145	17.10	7.86	1,928
Granted	2,691,325	8.25
Expired	—	—
Exercised	(302,052)	7.39
Forfeited	(1,885,176)	19.39
Outstanding, December 31, 2023	6,069,242	12.97	7.67	9,213
December 31, 2023
Exercisable	2,925,788	17.09	6.23	2,377
Vested and expected to vest	5,720,112	13.24	7.49	8,451
During the year ended December 31, 2023, the Company received cash proceeds of $5,006 (2022: $255 and 2021: $6,428) from stock options exercised. The stock options outstanding at December 31, 2023 expire at various dates from January 1, 2024 to December 10, 2033.
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2022	772,540	11.40	8.41
Options granted	—	—	—
Options vested	(362,479)	11.61	8.76
Options forfeited and cancelled	(130,306)	12.51	9.44
Non-vested, December 31, 2023	279,755	10.65	8.04

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2022	3,011,283	9.41
Options granted	2,691,325	5.23
Options vested	(1,507,708)	8.89
Options forfeited and cancelled	(1,057,317)	9.83
Non-vested, December 31, 2023	3,137,583	5.93
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

	Year Ended December 31,
	2023	2022	2021
Research and development expense:
Stock-based compensation expense for equity classified instruments	$2,112	$3,174	$20,090
Change in fair value of liability classified instruments	292	(781)	(4,646)
	$2,404	$2,393	$15,444
General and administrative expense:
Stock-based compensation expense for equity classified instruments	$6,621	$4,102	$18,184
Change in fair value of liability classified instruments	(1,305)	(2,893)	(23,758)
	$5,316	$1,209	$(5,574)
Finance income:
Change in fair value of liability classified instruments	(5)	(11)	(129)
	$(5)	$(11)	$(129)
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $3,369 for the year ended December 31, 2023 (2022: $913 and 2020: $3,101).
For the year ended December 31, 2023, stock-based compensation expense of $8,196 was recorded in additional paid-in capital and recovery of $630 was recorded in the liability classified stock options and ESPP liability accounts (2022: $9,516 in additional paid-in capital and recovery of $3,261 in liability classified stock options and ESPP liability accounts, 2021: $38,275 in additional paid-in capital and recovery of $27,517 in liability classified stock options and ESPP liability accounts).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Expected volatility	68.1%	77.2%	80.3%
Risk-free interest rate	3.94%	2.12%	1.02%
Expected average life of options	5.89 years	5.93 years	6.05 years
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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Dividend yield	0%	0%
Expected volatility	50.6%	78.6%
Risk-free interest rate	3.80%	4.00%
Expected average option term	0.91 years	1.90 years
Number of liability classified stock options outstanding	442,198	721,985
The total intrinsic value of stock options exercised during the years ended December 31, 2023, 2022 and 2021 was $758, $53 and $10,998 respectively. At December 31, 2023, the unamortized compensation expense related to unvested options was $8,424. The remaining unamortized compensation expense as of December 31, 2023 will be recognized over a weighted-average period of 1.6 years.
f.Employee Stock Purchase Plan ("ESPP")
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of (loss) income and comprehensive (loss) income on a straight-line basis over the requisite service period. For the year ended December 31, 2023, the Company recorded compensation expense of $387 (2022: $424, 2020: 803) in research and development expense and general and administrative expense accounts. As of December 31, 2023, the total amount contributed by ESPP participants and not yet settled is $384 (December 31, 2022: $287).
11. Government Grants and Credits

	Year Ended December 31,
	2023	2022	2021
CEWS and CERS subsidies	$—	$130	$3,402
SR&ED credits, net	99	—	78
Total	$99	$130	$3,480
For the year ended December 31, 2023, the Company recognized refundable investment tax credits of $99 as a reduction of research and development expense. In April 2020, the Government of Canada announced the CEWS and CERS programs for Canadian employers whose businesses were affected by the COVID-19 pandemic. The CEWS and CERS provide a subsidy of up to a certain percentage of eligible employees’ eligible remuneration and eligible rent payments, subject to certain criteria. The Company applied for the CEWS and CERS to the extent it met the requirements to receive the subsidy and recognized nil (2022: $130 and 2021: $2,805) and nil (2022: nil and 2021: $597) in total CEWS and CERS subsidies respectively, as a reduction to salaries and benefits expense and rent expense in research and development expense and general administrative expense in the consolidated statement of (loss) income. Both CEWS and CERS programs ended at the end of 2021 with submission deadlines in 2022.

12. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2023	2022	2021
Jazz:
Recognition of licensing and technology transfer fee	$—	$375,000	$—
Development support payments	52,619	20,671	—
Drug supply for ongoing studies	25,662	3,610	—
Credit note for amendment of program	(20,100)	—	—
Other drug supply	13,350	—	—
Atreca:
Recognition of licensing fee	—	5,000	—
BeiGene:
Milestone revenue	—	—	8,000
Janssen:
Milestone revenue	—	—	8,000
Iconic:
Partner revenue	—	—	5,000
Research and development support and other payments	4,481	8,201	5,680
	$76,012	$412,482	$26,680
Contract Assets and Liabilities
As at December 31, 2023, contract assets from research, collaboration and licensing agreements were nil, which is presented within accounts receivable (December 31, 2022: $3,000 which is presented within accounts receivable) and contract liabilities were $36,640 (December 31, 2022: $32,941). As at December 31, 2023 and 2022, $3,699 and $2,353 respectively, of the contract liabilities is classified as short term. Contract liabilities relate to deferred revenue from the BeiGene and Jazz agreements described below.
Jazz Collaboration Agreement
Original Jazz Collaboration Agreement:
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
Remaining deliverables of Manufacturing Technology Transfer, Development Drug Supply, Commercial Drug Supply were considered individually distinct and the revenue related to these deliveries are to be recognized upon completion of future deliveries to Jazz.
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
Zymeworks BC and Jazz Pharmaceuticals Ireland Limited (an affiliate of Jazz Inc.) (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) amended and restated the license and collaboration agreement dated October 18, 2022 by and between Zymeworks BC and Jazz (the “Original Jazz Collaboration Agreement”) (as amended the “Amended Jazz Collaboration Agreement”) to reflect the transfer of responsibility for the Program. Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, was unchanged, except that the costs of the Program (including ongoing costs related to the transferred service providers) incurred following the Closing was directly borne by Jazz instead of being incurred by Zymeworks BC and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. As part of the amendments to the Amended Collaboration Agreement, the Company agreed to provide a credit note to Jazz of $20.1 million, which has been recognized as a reduction to revenue for the year ended December 31, 2023. “Program” refers to (i) ongoing clinical trials in certain sites in South Korea that are the responsibility of Zymeworks BC under the Original Jazz Collaboration Agreement and (ii) clinical trials for zanidatamab, other than the studies referenced in (i), initiated by Zymeworks BC in the Territory (as defined in the Original Jazz Collaboration Agreement) prior to the execution of the Original Jazz Collaboration Agreement.
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
As at December 31, 2023, contract liabilities under the Amended Jazz Collaboration Agreement include $3,699 received in relation to drug supply provided to Jazz.
Collaboration and License Agreements with BeiGene, Ltd. (“BeiGene”)
On November 26, 2018, the Company entered into three concurrent agreements with BeiGene whereby the Company granted BeiGene royalty-bearing exclusive licenses for the research, development and commercialization of its bispecific therapeutic candidates, zanidatamab (formerly known as “ZW25”) (as amended on March 29, 2021 and August 10, 2021, collectively “Zanidatamab Agreement”) and zanidatamab zovodotin (formerly known as “ZW49”) (as amended on May 25, 2020 and June 2, 2021, collectively “Zanidatamab Zovodotin Agreement”) in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, the Company also granted BeiGene a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms, which agreement expired in November 2023.
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
Original License and Collaboration Agreements for Zanidatamab and Zanidatamab Zovodotin
In relation to the Zanidatamab Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the Joint Steering Committee (“JSC”) and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer are distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities are also distinct together. Remaining deliverables were individually determined to be distinct.
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
In relation to the Zanidatamab Zovodotin Agreement, the Company identified the following promised goods and services at the inception of the BeiGene agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the JSC and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together were distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities were also distinct together. Manufacturing technology transfer, provision of development supply and provision of commercial supply were individually determined to be distinct.
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
Termination of BeiGene License and Collaboration Agreement Regarding Zanidatamab Zovodotin and Amendment of BeiGene License and Collaboration Agreement Regarding Zanidatamab:
On September 18, 2023, Zymeworks BC and BeiGene entered into a Termination Agreement (the “Termination Agreement”) relating to the Zanidatamab Zovodotin Agreement. The Termination Agreement does not terminate the Zanidatamab Agreement (as defined below).
Pursuant to the Termination Agreement, the Zanidatamab Zovodotin Agreement is terminated, effective as of September 18, 2023, and is no longer in effect, except that the termination does not relieve the parties from obligations under the Zanidatamab

Zovodotin Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination, including certain licenses to BeiGene intellectual property with respect to zanidatamab zovodotin.
Under the Zanidatamab Zovodotin Agreement, no performance obligations were completed by the Company as of December 31, 2023 as the initial transfer of technologies and relevant know-how was not going to start until the earlier of completion of the Company’s Phase-1 clinical studies for zanidatamab zovodotin or completion of dose escalation studies. Accordingly, no revenue was recognized from the Zanidatamab Zovodotin Agreement to date.
In connection with the entry into the Termination Agreement, on September 18, 2023, Zymeworks BC and BeiGene also entered into the Third Amendment to License and Collaboration Agreement (the “Amendment”) relating to the Zanidatamab Agreement. Pursuant to the Amendment, Zymeworks BC is eligible to receive development and commercial milestone payments of up to $172.0 million, together with tiered royalties up to 19.5% of net sales in BeiGene territories increasing up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars. Pursuant to the Amendment, the remaining provisions of the Zanidatamab Agreement remain unchanged.
The Termination Agreement and the Amendment did not have any financial impact on the Company's financial statements as of and for the year ended December 31, 2023, other than allocation of consideration and performance obligations under the Zanidatamab Zovodotin Agreement to Zanidatamab Agreement. As of December 31, 2023, the Company has $32,941 of the upfront fees from the Zanidatamab Agreement as deferred revenue on the Company’s consolidated balance sheet (December 31, 2022: $32,941 from the Zanidatamab Agreement and Zanidatamab Zovodotin Agreement). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
Research and Licensing Agreement for Azymetric and EFECT Platforms
For the development and commercialization licenses of up to three bispecific antibody therapeutics using the Company’s Azymetric and EFECT platforms, the Company received an upfront payment of $20.0 million. The Company was also eligible to receive development and commercial milestone payments of up to $702.0 million. In addition, the Company was eligible to receive tiered royalties in the mid-single digits on product sales. No development or commercial milestone payments or royalties have been received to date. Under this agreement, BeiGene was solely responsible for the research, development, manufacturing, and commercialization of the products. This agreement expired in November 2023.
2020 Research and License Agreement with Merck
In July 2020, the Company entered into a new licensing agreement with Merck granting Merck a worldwide, royalty-bearing license to research, develop and commercialize up to three new multispecific antibodies toward Merck’s therapeutic targets in the human health field and up to three new multispecific antibodies toward Merck’s therapeutic targets in the animal health field using the Company’s Azymetric and EFECT platforms. The Company is eligible to receive up to $419.3 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $502.5 million in commercial milestone payments, as well as tiered royalties on worldwide sales.
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
Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million and an expansion fee of $4.0 million. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. BMS has the right to exercise options on up to ten programs, but in 2023 BMS stopped further development of one of the ten programs. If BMS opts in on a program, the Company is eligible to receive up to $164.0 million per product candidate (up to $1.64 billion for all ten programs, or $1.48 billion not including the one program for which BMS has stopped development), comprised of a commercial license option payment of $7.5 million, development milestone payments of up to $101.5 million and commercial milestone payments of up to $55.0 million. From contract inception to December 31, 2023, BMS has exercised one commercial license option and the Company has received a total of $7.5 million in product candidate-specific payments. After conclusion of BMS’s research period, BMS will be solely responsible for the research, development, manufacturing and commercialization of the products. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement if BMS elects to exercise a commercial license option for each product. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on BMS’s performance.
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
2015 Collaboration and License Agreement with GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”)
On December 1, 2015, the Company entered into a collaboration and license agreement with GSK for the research, development, and commercialization of up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of the Company’s EFECT and Azymetric platforms. The Company and GSK will collaborate to further develop the Company’s EFECT platform through the design, engineering, and testing of novel engineered Fc domains tailored to induce specific antibody-mediated immune responses.
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
2016 Platform Technology Transfer and License Agreement with GSK
On April 21, 2016, the Company entered into a platform technology transfer and license agreement with GSK for the research, development, and commercialization of up to six bispecific antibodies enabled using the Company’s Azymetric platform. Each of the two agreements with GSK were negotiated independently and the deliverables covered by the respective contracts utilize different therapeutic platforms and are unrelated to one another. Accordingly, the Platform Technology and License Agreement with GSK has been accounted for as a new arrangement. In May 2019, this agreement was expanded to provide GSK access to the Company’s unique heavy-light chain pairing technology under the Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement.
The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2023, the Company has received an upfront technology access fee payment of $6.0 million. The Company is also eligible to receive research milestone payments of up to $37.5 million, development milestone payments of up to $183.5 million and commercial milestone payments of up to $867.0 million. In addition, the Company is entitled to receive tiered royalties in the low to mid-single digits on product sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
No research, development or commercial milestone payments or royalties have been received to date.
2016 Collaboration Agreement with Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”)
On September 26, 2016, the Company and Daiichi Sankyo entered into a collaboration and cross license agreement which was amended on September 25, 2018, July 2, 2021, and June 6, 2022 (collectively, the “2016 Daiichi Collaboration Agreement”) for the research, development, and commercialization of one bispecific antibody enabled using the Company’s Azymetric and EFECT platforms. Additionally, the Company was able to license immuno-oncology antibodies from Daiichi Sankyo, with the right to research, develop and commercialize multiple products globally in exchange for royalties on product sales. Under the agreement, Daiichi Sankyo had the option to develop and commercialize a single bispecific immuno-oncology therapeutic.
From contract inception to the termination of 2016 Daiichi Collaboration agreement as defined below, the Company has received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million.
Termination of the 2016 Daiichi Sankyo Collaboration Agreement
In March 2023, Zymeworks BC and Daiichi Sankyo terminated the Daiichi Collaboration Agreement and is no longer in effect, except that the termination does not relieve the parties from obligations under the Daiichi Collaboration Agreement that have accrued prior to the termination or provisions of the Daiichi Collaboration Agreement expressly indicated in the Daiichi Collaboration Agreement or the Termination and License Agreement to survive the termination. The termination of the 2016 Daiichi Collaboration Agreement did not have any financial impact during the year ended December 31, 2023.
2018 Licensing Agreement with Daiichi Sankyo
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
Under the terms of the agreement, the Company was eligible to receive up to $484.7 million in various milestone and other payments. From contract inception to December 31, 2023, the Company has received an upfront technology access fee payment of $18.0 million. The Company remains eligible to receive development milestone payments totaling up to $63.4 million and commercial milestone payments of up to $170.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.
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
The Company was originally eligible to receive up to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2023, the Company has received an upfront payment of $50.0 million and development milestones totaling $8.0 million with two bispecific antibodies initiating clinical trials. Janssen has deprioritized the development of one of those two bispecific antibodies, and in 2023 the research program term under the agreement ended with respect to the remaining four bispecific antibodies. As a result, the Company remains eligible to receive development milestone payments of up to $86.0 million and commercial milestone payments of up to $373.0 million ($43.0 million and $186.5 million, respectively, not including the bispecific antibody that Janssen has deprioritized). In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.
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
Termination of LEO Research and License Agreement
On October 27, 2023, Zymeworks BC received written notice from LEO Pharma A/S (“LEO”), stating that LEO elected to terminate, in its entirety, the Research and License Agreement. In accordance with the terms of the Research and License Agreement, the termination of such agreement was effective on January 25, 2024. The termination of the LEO Research and License Agreement did not have any financial impact during the year ended December 31, 2023.
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
Pursuant to this agreement, the Company was initially eligible to receive development and commercial milestone payments and tiered royalties on worldwide net sales. From contract inception to December 31, 2023, the Company has received $1.0 million in milestone payments.
In December 2020, Exelixis, Inc. (“Exelixis”) exercised an option under an existing agreement with Iconic to license ICON-2 (also known as XB002) and under the Company’s agreement with Iconic, the Company received $4.0 million accordingly, a share of the $20.0 million option fee paid to Iconic by Exelixis. In December 2021, under an amendment between Iconic and Exelixis, the Company recognized $5.0 million as a share of the one-time fee received by Iconic in exchange for all future milestones owing to Iconic from Exelixis. The Company will continue to be eligible to receive future royalties on the ICON-2 program pursuant to the agreement with Iconic. Iconic and its partners are responsible for the development, manufacturing, and commercialization of the products.
Atreca
In April 2022, the Company entered into a licensing agreement with Atreca, Inc. (“Atreca”), granting Atreca a worldwide, royalty-bearing license to research, develop and commercialize novel ADCs. The Company is eligible to receive up to $210.0 million in option exercise fees and clinical development and regulatory approval milestone payments and up to $540.0 million in commercial milestone payments, as well as tiered royalties on worldwide sales. The Company's performance obligations in relation to the research license fee of $5.0 million were met in April 2022. Accordingly, the research license fee was recognized as revenue during the year ended December 31, 2022. There are no active programs under development pursuant to this agreement.
13. Other (Expense) Income, net
Other (expense) income, net consists of the following:

	Year ended December 31,
	2023	2022	2021
Foreign exchange (loss) gain	$(1,185)	$1,152	$1,191
Other	291	(42)	118
	$(894)	$1,110	$1,309

14. Income Taxes
a. Income tax recovery (expense) is comprised of the following:

	Year Ended December 31,
	2023	2022	2021
Current income tax expense	$(189)	$(8,953)	$(437)
Deferred income tax recovery (expense)	757	(1,940)	953
Income tax recovery (expense)	$568	$(10,893)	$516
Current income tax recovery (expense) for the years ended December 31, 2023, 2022 and 2021 arose from the operations of the Company as well as its wholly owned subsidiaries in Canada, in the United States, in Ireland and in Singapore, as well as withholding taxes paid by the Company abroad in 2023, 2022 and 2021.
b. Income tax recovery (expense) varies from the amounts that would be computed by applying the expected U.S. statutory income tax rate of 21% (2022: 21% and 2021: 21%) to income (loss) before income taxes as shown in the following table:

	Year Ended December 31,
	2023	2022	2021
Computed taxes at United States statutory income tax rate	$25,041	$(28,429)	$44,620
Non-deductible expenses	(2,696)	(9,745)	(798)
Difference between domestic and foreign tax rate	5,976	(8,365)	12,175
Adjustments to prior year	48,724	(826)	(33)
Change in valuation allowance	(78,668)	33,526	(60,260)
Share issuance costs in equity	—	—	2
Change in recognition and measurement of tax positions	(14)	—	—
Changes due to SR&ED and research credits	2,661	3,238	5,096
Other	(456)	(292)	(286)
Income tax recovery (expense)	$568	$(10,893)	$516

c. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Non-capital losses carried forward	$162,545	$84,948
Deferred revenue	9,893	8,893
Share issuance costs	2,972	4,549
Property and equipment	291	565
Intangible assets	1,902	5,930
Research and development deductions and credits	44,635	39,957
Contingent consideration	111	404
Stock options	5,936	4,344
Operating lease liability	6,596	7,008
Other	465	302
	$235,346	$156,900
Deferred tax liabilities:
Property and equipment	(231)	(967)
IPR&D	(4,760)	(4,759)
Operating lease right-of-use assets	(4,531)	(5,758)
Outside basis difference in foreign subsidiary	(2,125)	(1,788)
Stock options	(1,177)	—
Other	(186)	—
	$(13,010)	$(13,272)
	222,336	143,628
Less: valuation allowance	(222,021)	(144,071)
Net deferred tax (liabilities) assets	$315	$(443)
Deferred tax assets	$3,615	$1,345
Deferred tax liabilities	(3,300)	(1,788)
Net deferred tax (liabilities) assets	$315	$(443)
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
d. At December 31, 2023, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $597.2 million (December 31, 2022: $314.7 million) expiring commencing 2035 through 2043.
At December 31, 2023, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $99.1 million (December 31, 2022: $89.0 million) available to reduce taxable income of future years in Canada, with no expiry. At December 31, 2023, the Company has approximately $21.7 million (December 31, 2022: $18.5 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2029 through 2043, and has approximately $0.4 million (December 31, 2022: $1.2 million) of research tax credits available to offset U.S. federal taxes payable expiring commencing in 2042 through 2043.

e. The investment tax credits and non-capital losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Research tax credits	Non-capital losses
2029	$1,169	$—	$—
2030	1,242	—	—
2031	1,424	—	—
2032	1,357	—	—
2033	1,277	—	—
2034	229	—	—
2035	1,068	—	3,961
2036	862	—	24,578
2037	1,586	—	10,625
2038	1,485	—	—
2039	1,818	—	81,253
2040	1,903	—	146,611
2041	2,222	—	192,924
2042	2,126	19	39,632
2043	1,934	343	97,644
	$21,702	$362	$597,228

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$3,063	$3,063	$3,063
Increases related to prior year tax positions	—	—	—
Increases related to current year tax positions	14	—	—
Balance, end of year	$3,077	$3,063	$3,063
Included in the balance of unrecognized tax benefits at December 31, 2023, 2022 and 2021 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of (loss) income and comprehensive (loss) income.
The Company currently files income tax returns in Canada, the United States, the United Kingdom, Ireland and Singapore, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2023 remain subject to Canadian income tax examinations. Tax years ranging from 2020 to 2023 remain subject to U.S. income tax examinations. Tax years ranging from 2022 to 2023 remain subject to United Kingdom and Ireland income tax examinations. Tax year 2023 remains subject to Singapore income tax examinations.

15. Leases
The lease for the Company's office and laboratory spaces in Vancouver, British Columbia, which was entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue and Seattle, Washington and in Redwood City, California with lease terms expiring between December 2024 and May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2023	December 31, 2022
Operating lease liabilities:
Current portion	$4,261	$3,322
Long-term portion	22,369	24,667
Total operating lease liabilities	$26,630	$27,989
Finance lease liabilities:
Current portion included in other current liabilities	30	16
Long-term portion included in other long-term liabilities	92	124
Total finance lease liabilities	122	140
Total lease liabilities	$26,752	$28,129

Weighted average remaining lease term:
Operating leases	6.7 years	7.8 years
Weighted average discount rate:
Operating leases in U.S. dollars	3.6%	2.8%
Operating leases in Canadian dollars	4.8%	4.8%

Cash paid for amounts included in the measurement of operating lease liabilities for fixed lease payments for the year ended December 31, 2023 was $4,896 and was included in net cash used in operating activities in the consolidated statement of cash flows.
As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$5,542
1 to 2 years	5,113
2 to 3 years	5,021
3 to 4 years	3,811
4 to 5 years	3,174
Thereafter	8,730
Total operating lease payments	31,391
Less:
Imputed interest	(4,761)
Operating lease liabilities	$26,630

The cost components of the operating leases were as follows:

	Year Ended December 31,
	2023	2022	2021
Lease expenses:
Operating lease expense	$7,292	6,609	$5,323
Variable lease expense	1,637	1,186	335
	$8,929	$7,795	$5,658
During the year ended December 31, 2023, the Company did not recognize any impairment losses on its right-of-use assets (2022: nil and 2021: nil ).
16. Commitments and Contingencies
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of December 31, 2023, the contingent consideration had an estimated fair value of $1,878, which has been recorded in accounts payable and accrued liabilities and in other long-term liabilities on the Company’s consolidated balance sheet (December 31, 2022: $1,248) (note 9). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the consolidated statement of loss (income).

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Year ended December 31, 2023	$1,248	630	—	$1,878
Year ended December 31, 2022	$1,498	—	(250)	$1,248
The following tables present information about the Company’s liability for contingent consideration measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation technique used to determine such fair value:

	December 31, 2023	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,878	—	—	$1,878
Total	$1,878	$—	$—	$1,878

	December 31, 2022	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,248	—	—	$1,248
Total	$1,248	$—	$—	$1,248

The Company used the following assumptions to estimate fair value of contingent consideration liability as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Weighted assessment of the likelihood of the milestones	33.5%	16.3%
Weighted average estimated period for achievement of milestones	0.92 years	1.36 years
Discount rate	17.0%	12.0%
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

17. Restructuring
During the year ended December 31, 2022, the Company completed a restructuring program (the “Restructuring”) to focus on achieving its key strategic priorities and to help create a more cost-efficient organization. In connection with the Restructuring, the Company made changes to its management team and reduced headcount by approximately 25% by the completion of the Restructuring. During the year ended December 31, 2022, the Company recorded the following costs for the Restructuring:

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
Of the net charges, $5,659 expense and $5,516 recovery of stock-based compensation were recorded in research and development expenses, and $3,265 expense and $4,865 stock-based compensation recovery were recorded in general and administrative expenses in the accompanying statements of (loss) income and comprehensive (loss) income for the year ended December 31, 2022. As of December 31, 2023, the net outstanding liability related to employee severance termination benefits and other contract liabilities was nil (December 31, 2022: $678). No costs for the Restructuring were recognized during the year ended December 31, 2023.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2023. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of Independent Registered Public Accounting Firm
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
None.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth the names, ages and positions of the members of our board of directors as of February 29, 2024.

Name	Age	Position(s)
Kenneth Galbraith	61	Chief Executive Officer, President and Chair of the Board of Directors
Carlos Campoy(1)(2)	59	Director
Alessandra Cesano(2)(4)	63	Director
Troy M. Cox(1)	59	Director
Nancy Davidson(3)(4)	70	Director
Susan Mahony(3)	59	Director
Derek J. Miller(1)(2)	53	Director
Kelvin Neu(4)	50	Director
Scott Platshon	32	Director
Hollings C. Renton(3)	77	Director
________________________
(1) Member of the audit committee.
(2) Member of the nominating and corporate governance committee.
(3) Member of the compensation committee.
(4) Member of the research and development committee.
There are no family relationships among any of the directors or executive officers.
Kenneth Galbraith
Mr. Galbraith is 61 years old and has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022. Mr. Galbraith was a Managing Director at Five Corners Capital, Inc., which he founded in 2013, from February 2021 until January 2022. He served as Executive in Residence at Syncona Limited from April 2021 until January 2022, and has served as an advisor to Syncona since May 2023. He served as Chief Executive Officer of Liminal BioSciences Inc. (formerly Prometic Life Sciences Inc.), a publicly held company, from April 2019 to November 2020, continuing as an advisor to that company from November 2020 to February 2021. He also served as Chief Executive Officer of Fairhaven Pharmaceuticals Inc. from June 2017 to April 2019. Mr. Galbraith has served as a director of several publicly held companies, including MacroGenics, Inc. from July 2008 until January 2022, Profound Medical Corp. from January 2017 to May 2023, and Celator Pharmaceuticals, Inc. from July 2008 to October 2013. He has also served as a director of several privately held companies. Previously, he joined Ventures West Capital in 2007 and founded Five Corners Capital Inc. in 2013 to manage the continued operations of the Ventures West Investment Funds. Mr. Galbraith has over 35 years of experience serving as an executive, director, investor and adviser to companies in the biotechnology, medical device, pharmaceutical and healthcare sectors. Mr. Galbraith received his B.Comm. from the University of British Columbia.
Based on Mr. Galbraith’s depth of experience in the biotechnology industry, ranging from executive officer to director roles, the board of directors believes Mr. Galbraith has the appropriate set of skills to serve as a member of our board of directors.

Carlos Campoy
Mr. Campoy is 59 years old and has served as a member of our board of directors since June 2023. Mr. Campoy served as Chief Financial Officer of CytomX Therapeutics, Inc. from March 2020 through September 2022. Prior to CytomX Therapeutics, Mr. Campoy served as the Chief Financial Officer of Alder BioPharmaceuticals, Inc., a public biopharmaceutical company acquired in October 2019 by Lundbeck A/S, from December 2018 to November 2019. During his time at Alder BioPharmaceuticals, Mr. Campoy led the finance organization and readied the company for commercial launch of its lead program, eptinezumab. Prior to Alder BioPharmaceuticals, Mr. Campoy was a partner at Think Forwards, a boutique financial consulting firm, from September 2017 to December 2018. Prior to his position at Think Forwards, Mr. Campoy held the role of vice president of finance at Allergan plc from July 2014 to November 2016. Prior to joining Allergan, Mr. Campoy held senior financial leadership positions at Eli Lilly and Company from 1996 to 2014, including chief financial officer of Eli Lilly Japan K.K. Mr. Campoy holds a Certified Management Accountant (CMA) designation. Mr. Campoy received his M.B.A. in Finance and Decision Information Systems from Indiana University and his B.S. in Management from Faculdade de Ciências Contábeis e de Administração de Empresas de Tupã (FACCAT), in São Paulo, Brazil.
The board of directors believes that Mr. Campoy is qualified to serve on our board of directors because of his extensive strategic and financial leadership experience in the pharmaceutical and biotechnology sectors.
Alessandra Cesano
Dr. Cesano is 63 years old and has served as a member of our board of directors since February 2024. Dr. Cesano has served as the Chief Medical Officer of ESSA Pharma Inc., a pharmaceutical company developing therapies for the treatment of prostate cancer, since July 2019. Previously, Dr. Cesano was the Chief Medical Officer of NanoString Technologies, Inc., a biotechnology company that develops translational research tools, from July 2015 to July 2019, where she focused on development of translational and diagnostic multi-plexed assays for the characterization and measurement of mechanisms of immune response and resistance. Prior to NanoString, Dr. Cesano was Chief Medical Officer at Cleave Biosciences, Inc., a biopharmaceutical company focusing on protein therapies for the treatment of cancer and neurodegenerative diseases, and before that she served as Chief Medical Officer and Chief Operations Officer at Nodality, Inc., where she built and led the Research & Development group, while providing the overall clinical vision for the organization. Dr. Cesano has also held various management positions at Amgen Inc., Biogen Inc. (formerly Biogen Idec) and SmithKline Beecham Pharmaceuticals, where she helped to advance various oncology drugs through late-stage development and FDA approvals. She currently serves as associate editor for the Biomarker section of the Journal for ImmunoTherapy of Cancer and co-chair of the Society for Immunotherapy of Cancer (SITC) regulatory committee. She has been an author on more than 140 publications. Dr. Cesano has served as a director at Puma Biotechnology, Inc. since July 2022 and as a director of Summit Therapeutics Inc. since November 2022. Dr. Cesano received an M.D. summa cum laude, a board certification in oncology and a Ph.D. in Tumor Immunology from the University of Turin, Italy.
The board of directors believes that Dr. Cesano is qualified to serve on our board of directors because of her extensive experience in biotechnology research and development and oncology.
Troy M. Cox
Mr. Cox is 59 years old and has served as a member of our board of directors since June 2019. Mr. Cox served as Chief Executive Officer of Foundation Medicine, Inc. from February 2017 through February 2019, as a member of Foundation Medicine’s board of directors from February 2017 until July 2018, and in the additional role of President of Foundation Medicine from February 2018 until July 2018. Prior to Foundation Medicine, Mr. Cox served as Senior Vice President, Sales & Marketing at Genentech, Inc. from February 2010 until February 2017. Before joining Genentech, Mr. Cox served as President at UCB S.A. Prior to UCB BioPharma, Mr. Cox held senior commercial leadership roles with Sanofi-Aventis and Schering-Plough. Mr. Cox served on the board of directors of SomaLogic, Inc. from September 2021 until January 2024 and as executive chair of the board of SomaLogic from October 2022 to March 2023. He has served on the board of directors of Standard BioTools Inc. since January 2024 and on the board of directors of SOPHiA GENETICS SA since July 2019. Mr. Cox received a B.B.A. in finance from the University of Kentucky and an M.B.A. from the University of Missouri.
The board of directors believes Mr. Cox’s nearly three decades of proven leadership and expertise in the global, strategic and operational aspects of the biopharmaceutical industry qualifies him to serve on our board of directors.

Nancy Davidson
Dr. Davidson is 70 years old and has served as a member of our board of directors since December 2023. Dr. Davidson has served as the Executive Vice President, Clinical Affairs, since April 2022, and as the Raisbeck Chair for Collaborative Cancer Research, since July 2019, of Fred Hutchinson Cancer Center. In addition, Dr. Davidson has served as a Professor, since December 2016, and previously served as the Senior Vice President, since December 2016 to August 2023, of Fred Hutchinson Cancer Center Clinical Research Division. At the University of Washington School of Medicine, Dr. Davidson served as Head of the Division of Medical Oncology from December 2016 to August 2023 and as a Professor since December 2016. Previously, Dr. Davidson served as the President and Executive Director of the Seattle Cancer Care Alliance from December 2016 to April 2022. Dr. Davidson also held various positions at the University of Pittsburgh from February 2009 to December 2016, including as the Director of the University of Pittsburgh Cancer Institute. Dr. Davidson has served as Adjunct Professor of Oncology at The Johns Hopkins School of Medicine since February 2009. Dr. Davidson is also a member of the scientific advisory boards of many foundations and cancer centers and a member of various organizations, including the American Society of Clinical Oncology and the American Association for Cancer Research. She has received many awards, honors, and appointments, including the Brinker International Award for Breast Cancer Research, the Rosalind E. Franklin Award for Women in Science from the National Cancer Institute (2008), and election to the National Academy of Medicine (2011) and the American Academy of Arts and Sciences (2019). She has also been listed among Thomson Reuters Highly Cited Researchers (2014-2015). Dr. Davidson holds an M.D. from the Harvard Medical School and a B.A. in Molecular Biology from Wellesley College. She completed her residency in Internal Medicine at University of Pennsylvania and Johns Hopkins Hospital and a medical oncology fellowship at the National Cancer Institute.
The board of directors believes that Dr. Davidson is qualified to serve on our board of directors because of her extensive knowledge and experience in the field of oncology, and as an experienced researcher and clinician.
Susan Mahony
Dr. Mahony is 59 years old and has served as a member of our board of directors since June 2019 and as Lead Independent Director of our board of directors since December 2023. Dr. Mahony is an executive with over 30 years of experience in pharmaceutical and life sciences companies. Dr. Mahony served as Senior Vice President of Eli Lilly and Company and President of Lilly Oncology from February 2011 until August 2018. She joined Lilly in 2000, holding senior leadership positions in product development, marketing, human resources, and general management. Prior to joining Lilly, Dr. Mahony served in sales and marketing roles in Europe for over a decade for Schering-Plough, Amgen, and Bristol-Myers Squibb. Dr. Mahony has served on the board of directors of Assembly Biosciences, Inc. since December 2017 and on the board of directors of Axsome Therapeutics, Inc. since October 2023. She previously served on the board of directors of Horizon Therapeutics Public Limited Company from August 2019 to October 2023 (acquired by Amgen Inc.) and on the board of directors of Vifor Pharma from May 2019 until August 2022. Dr. Mahony received a B.Sc. and a Ph.D. from Aston University and an M.B.A. from London Business School.
Based on Dr. Mahony’s extensive experience in management at public pharmaceutical companies, together with her experience serving on the board of directors of public and private companies, our board of directors concluded that she should serve as a director due to our business focus and strategy.
Derek J. Miller
Mr. Miller is 53 years old and has served as a member of our board of directors since April 2023. Mr. Miller has been a leader in the biotechnology and pharmaceutical sector for more than 25 years with experience in corporate development, business development and global commercial strategy. He is an independent commercial and business development consultant for pre-clinical and clinical-stage companies in oncology and rare diseases, and currently serves as Chief Executive Officer of a cell and gene therapy imaging startup venture, spun out from the University of Pennsylvania. From May 2018 to November 2019, he served as Chief Business Officer of Aro Biotherapeutics, a spinout of Janssen Pharmaceuticals, leading numerous strategic and operational initiatives including a transformative collaboration with Ionis with potential revenues of up to $1.4 billion. Mr. Miller also previously served as Chief Business Officer of Celator Pharmaceuticals where he led the development of their pipeline and business development strategy, resulting in its acquisition by Jazz Pharmaceuticals in 2016 for cash proceeds of approximately $1.5 billion. Prior to Celator Pharmaceuticals, Mr. Miller held a variety of marketing, sales and market access roles with Genentech, Centocor and GSK. Mr. Miller is a member of the Board of Trustees for the Eastern Pennsylvania Chapter of the Leukemia and Lymphoma Society and serves as a mentor for the Villanova School of Business. He received an M.B.A. from Villanova University and Bachelor of Arts and Science degree from the University of Delaware.

The board of directors believes that Mr. Miller is qualified to serve on our board of directors because of his extensive experience in the biotechnology and pharmaceutical sector, including experience in corporate development, business development and global commercial strategy.
Kelvin Neu
Dr. Neu is 50 years old and has served as a member of our board of directors since March 2020. Dr. Neu is Founder and Chief of Herringbone, a life sciences innovation practice established in January 2022. Dr. Neu is also Co-Founder and Chair of QDX Technologies Pte. Ltd., a computational chemistry company established in February 2023. Previously, Dr. Neu was a Partner at Baker Bros. Advisors LP, a registered investment adviser, where he worked from April 2004 until January 2021. Dr. Neu previously served on the board of directors of IGM Biosciences, Prelude Therapeutics, Idera Pharmaceuticals, Aquinox Pharmaceuticals and XOMA Corporation. Dr. Neu holds an M.D. from the Harvard Medical School-MIT Health Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology. Prior to attending Princeton, Dr. Neu served for two and a half years in the military of his native Singapore.
The board of directors believes that Dr. Neu is qualified to serve on our board of directors because of his extensive investment and leadership experience, knowledge of our industry, and educational background in biology and biotechnology.
Scott Platshon
Mr. Platshon is 32 years old and has served as a member of our board of directors since February 2024. Mr. Platshon has served as a Partner at EcoR1 Capital since December 2020. Mr. Platshon was also a Principal at EcoR1 Capital from December 2017 to December 2020, and has been with EcoR1 Capital since October 2015. Prior to joining EcoR1 Capital, Mr. Platshon served as an analyst at Aquilo Partners, a San Francisco life-sciences investment bank, from September 2014 to September 2015. Mr. Platshon has served on the board of directors of Terremoto Biosciences since October 2023, Kumquat Biosciences Inc. since February 2021 (prior to that he was a board observer since August 2019) and Ajax Therapeutics, Inc. since May 2021. Mr. Platshon received his B.S. in Bioengineering from Stanford University.
The board of directors believes that Mr. Platshon is qualified to serve on our board of directors because of his extensive investment and leadership experience, in addition to his knowledge of our industry.
Hollings C. Renton
Mr. Renton is 77 years old and has served as a member of our board of directors since February 2017. Mr. Renton served as Chief Executive Officer and President of Onyx Pharmaceuticals, Inc. from March 1993 to March 2008 and was the chair of the board of directors of Onyx from June 2000 to March 2008. Onyx was acquired by Amgen Inc. in 2013 for $10.4 billion. Before joining Onyx, Mr. Renton was the President and Chief Operating Officer of Chiron Corporation, a pharmaceutical company, from December 1991 to December 1993. Mr. Renton served in a variety of executive roles at Cetus Corporation from 1983, including as President from 1990 to 1991, Chief Operating Officer from 1987 to 1990 and Chief Financial Officer from 1983 to 1987, prior to its acquisition by Chiron in 1991. Mr. Renton has served on the board of directors of AnaptysBio, Inc. since June 2015. Previously, Mr. Renton served on the boards of four other biopharmaceutical companies, Portola Pharmaceuticals Inc., where he had also been board chairman (March 2010 to July 2020), KYTHERA Biopharmaceuticals, Inc. (December 2014 to October 2015), Affymax, Inc. (June 2009 to November 2014) and Rigel Pharmaceuticals, Inc. (January 2004 to March 2014). Mr. Renton also previously served on the board of Cepheid Inc., a molecular diagnostics company, from March 2000 to November 2016. Mr. Renton received his M.B.A. from the University of Michigan and his B.S. in Mathematics from Colorado State University.
Because of Mr. Renton’s extensive experience building successful biotechnology companies and commercializing drug products, the board of directors believes he is able to bring valuable insights to our board of directors.

Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of February 29, 2024.

Name	Age	Position(s)
Kenneth Galbraith	61	Chief Executive Officer, President and Chair of Board of Directors
Christopher Astle, Ph.D.	44	Senior Vice President and Chief Financial Officer
Paul A. Moore, Ph.D.	57	Chief Scientific Officer
Jeffrey Smith, M.D.	64	Executive Vice President and Chief Medical Officer
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
Paul A. Moore
Dr. Moore joined Zymeworks in July 2022 as our Chief Scientific Officer. Dr. Moore has more than 25 years of US-based experience in biologics drug discovery and development in biotechnology research. His career efforts have led to the discovery and development of a range of FDA-approved and clinical-stage biologics for patients with difficult-to-treat cancers and autoimmune conditions. Prior to joining Zymeworks, Dr. Moore served as Vice President, Cell Biology, and Immunology at MacroGenics from April 2008 to July 2022, leading a team of approximately 50 researchers engaged in the discovery, preclinical validation and clinical development of antibody-based therapeutics, including bispecific antibodies and antibody drug conjugates. Among the portfolio supported by Dr. Moore were FDA-approved Margenza (margetuximab-cmkb) for treatment of HER2+ breast cancer, Zynyz (retifanlimab-dlwr) for treatment of Merkel cell carcinoma and Tzield (teplizumab-mzwv) to delay onset of type I diabetes. Prior to joining MacroGenics, Dr. Moore was Director of Cell Biology at Celera from May 2005 to April 2008, where he oversaw research leveraging proteomic-based discoveries to validate novel cancer targets suitable for antibody-based therapeutics. Dr. Moore began his industrial career at Human Genome Sciences (HGS), holding several titles within research culminating in Director of Lead Product Development, where he managed various genomic-based target discovery programs including efforts that led to the discovery, development, approval, and commercialization of Benlysta (belimumab) for the treatment of systemic lupus erythematosus. Dr. Moore has an extensive research record co-authoring over 75 peer-reviewed manuscripts and is a named co-inventor on over 50 issued US patents. Dr. Moore holds a Ph.D. in Molecular Genetics from the University of Glasgow, performed post-doctoral work at the Roche Institute of Molecular Biology in Nutley, New Jersey, and also holds a degree in Biotechnology from the University of Strathclyde.
Jeffrey Smith
Dr. Smith joined Zymeworks in January 2023 as Senior Vice President, Early Stage Development and was promoted to Executive Vice President and Chief Medical Officer in January 2024. He is based at our European hub in Dublin, Ireland. Dr. Smith has held many senior positions within the pharmaceutical industry. Previously, Dr. Smith served as the Managing

Director of Alder Biopharmaceuticals Inc. in Dublin, Ireland from March 2017 to October 2019, and as Senior Vice President, Translational Medicine at Alder Biopharmaceuticals Inc. in Seattle, USA from 2012 to March 2017. Dr. Smith was responsible for the clinical development (phase I – III) of eptinezumab (anti-CGRP antibody for migraine) and clazakizumab (anti -IL-6 antibody for rheumatoid arthritis and cancer cachexia). Dr. Smith was also a founder of Alder Biopharmaceutcials Inc (founded 2004). Dr. Smith received his M.B. B.S. and M.D. from the University of London, UK and is a Fellow of the Royal College of Physicians in London.
Although we have not adopted specific targets for women and other diverse candidates in executive positions, the board of directors has always considered diversity as an important aspect of its decision making when recommending appointments for individuals to serve as executive officers.
Governance
Code of Conduct and Ethics
Our board of directors has adopted corporate governance guidelines that set forth expectations for directors, director independence standards, board committee structure and functions, and other policies for our governance. It also has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to members of our board of directors, our executive officers and all of our employees. Several standing committees (audit, compensation, nominating and corporate governance, and research and development) assist our board of directors in carrying out its responsibilities. Each standing committee operates under a written charter adopted by our board of directors. The full text of our Code of Conduct is posted on our website at www.zymeworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above. Paper copies of the Code of Conduct, as well as our governing documents (including our certificate of incorporation and bylaws) may be obtained upon request by writing to: Corporate Secretary, Zymeworks Inc., 108 Patriot Drive, Suite A, Middletown, Delaware 19709.
Audit Committee
Our audit committee currently consists of Mr. Campoy, Mr. Cox and Mr. Miller. Dr. Mahony and Ms. Lota Zoth, a former member of our board of directors, ceased serving on the audit committee in June 2023 and December 2023, respectively. Mr. Campoy serves as the chair of our audit committee. Our board of directors has determined that each of Mr. Campoy and Mr. Cox is an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC, and possesses financial sophistication, as defined under the rules of the Nasdaq Global Select Market. The members of our audit committee are “independent” for audit committee purposes, as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and have sufficient knowledge in financial and auditing matters to serve on the audit committee.

The principal purposes of our audit committee are to:
•assist our board of directors in its oversight of:
◦the quality, audit and integrity of our financial statements and related information;
◦the independence, qualifications, appointment and performance of our external auditor;
◦our disclosure controls and procedures, internal control over financial reporting, and management’s responsibility for assessing and reporting on the effectiveness of such controls;
◦the organization and performance of our internal audit function;
◦our compliance with applicable legal and regulatory requirements;
◦our enterprise risk management processes; and
•prepare the report required by SEC rules to be included in our proxy statement for the annual meeting of stockholders, and for performing other duties and responsibilities as are enumerated in or consistent with the audit committee’s charter.
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
Our audit committee held four meetings during the year ended December 31, 2023.
Item 11.    Executive Compensation
Discussion of Executive Compensation Practices
This section describes our executive compensation philosophy and how we implemented it through our 2023 compensation program for our named executive officers. The named executive officers for 2023 are:
•Kenneth Galbraith, Chief Executive Officer and Chair of the Board of Directors;
•Christopher Astle, Ph.D., Senior Vice President and Chief Financial Officer;
•Paul Moore, Ph.D., Chief Scientific Officer; and
•Neil Klompas, CPA, CA, our former President and Chief Operating Officer.
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
2023 Advisory Vote on Executive Compensation
At our 2023 annual general meeting, we conducted an advisory vote on named executive officer compensation. At that meeting, 74.71% of the votes cast on the advisory vote proposal were supportive of our named executive officer compensation program as disclosed in our 2023 proxy statement. Our next advisory vote on named executive officer compensation will be held at our 2024 annual general meeting.
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
Overview of Compensation Program
Compensation Philosophy
The goal of our compensation program is to attract, retain and motivate our employees and executives, including our named executive officers. The compensation committee is responsible for setting our executive compensation and reviewing and approving, or recommending to the board of directors for approval, the Company’s annual corporate performance objectives applicable to executive and other Company bonus programs. In considering executive compensation, the compensation committee strives to ensure that our total compensation is competitive within the industry in which we operate and supports our overall strategy and corporate objectives. The combination of base salary, annual incentives and long-term incentives that we provide our executives is designed to accomplish this.
Compensation Objectives
The objectives of our executive compensation program are to:
•attract and retain highly qualified executive officers who have a history of proven success;

•align the interests of executive officers with our stockholders’ interests and with the execution of our business strategy;
•motivate and reward our executive officers through competitive pay practices and an appropriate mix of short- and long-term incentives;
•evaluate and reward executive performance on the basis of achievement of program development goals and key financial measurements which we believe closely correlate to long-term stockholder value; and
•tie compensation awards directly to program development goals and key financial measurements with evaluations based on achieving and overachieving predetermined objectives.
Role of the Compensation Committee
During 2023, the compensation committee’s work included the following:
•Competitive Compensation Review – The compensation committee reviewed compensation practices and policies with respect to our executives against Zymeworks’ peer group of companies (as further described below), in order to allow us to place our compensation practices for these positions in a market context. This reference exercise included a review of base salary, total cash compensation and total direct compensation.
•Executive Compensation – The compensation committee reviewed the corporate goals and objectives applicable to the compensation of the Company’s executives and evaluated the executives’ performance in light of those goals and objectives. Based on this review and evaluation, the compensation committee approved the 2023 compensation for the Company’s executives, including each of the named executive officers. In addition, the compensation committee considered and approved the separation and transition arrangements related to Mr. Klompas.
•Short- and Long-Term Incentive Plans – The compensation committee administers the Company’s incentive compensation plans and equity-based plans with respect to the Company’s executives, including the named executive officers.
•Succession Planning – The compensation committee reviewed the succession plan for the Chief Executive Officer and other executive officers.
In reaching its decisions, the compensation committee may consider input from management and other factors that the compensation committee considers appropriate. Decisions made by the compensation committee are the responsibility of the compensation committee and may reflect factors and considerations other than the information and/or recommendations provided by management.
Independent Compensation Consultant
In 2023, the compensation committee retained the Human Capital Solutions practice at Aon plc, as an independent consultant to the compensation committee to conduct competitive reviews and assessments of Zymeworks’ executive compensation program and recommend go-forward strategies. The compensation committee made the decision to retain Aon in its sole discretion and was directly responsible for the appointment, compensation and oversight of Aon’s work. The compensation committee is involved in and approves the adoption of the following procedures during Aon’s assessments:
•establishing the public company peer group used in the executive compensation assessment;
•reviewing the detailed assessment of Zymeworks’ executive compensation program versus the market;
•reviewing and approving executive pay mix;
•reviewing the assessment of Zymeworks’ board of directors compensation program versus the market; and
•reviewing and approving the non-executive equity compensation program.
The compensation committee utilizes these strategies when contemplating future executive compensation matters.
In 2023, Aon was retained to review the salaries, bonuses and equity plan levels and participation of executive employees, as well as equity plan levels and participation of employees below the executive level. Zymeworks’ management did not make or recommend such engagements and all such other services were approved by the compensation committee. Except as discussed below, Aon did not perform other services to the Company other than as a compensation consultant. The compensation committee determined Aon to be independent after evaluating the factors required under the applicable listing standard.

Aon received $244,996 in fees in 2023 for services related to determining or recommending the amount or form of executive and non-employee director compensation. Separately, management engaged Aon to perform unrelated broad-based compensation services and risk brokerage services (which included global risk in Canada and the United States), for which Aon was paid $328,913. The compensation committee was informed about these services.
Peer Companies and Use of Market Data
We compare our executive compensation program to those of a group of peer companies (North American biotechnology companies of a similar size and stage of development). The first step in the process is that the compensation committee, with the support of Aon and management, reviews trends in biotechnology compensation practices and reviews and approves the list of peer companies used for benchmarking. As part of its analysis for 2023, Aon collected and analyzed compensation information from a comparative group of biotechnology companies, or peer group, approved by the compensation committee. The compensation committee evaluates the criteria used in establishing the peer group at least annually. The compensation committee seeks input from management in addition to Aon to ensure the peer group is consistent with our current business objectives and strategy.
The list of peer companies is approved based on various factors including industry classification, market capitalization, headcount and stage of development. In August 2022, with assistance from Aon, the compensation committee approved a peer group consisting of publicly traded, pre-commercial biopharmaceutical companies:
•with an emphasis on oncology companies and a focus on companies in Phase 2 and Phase 3 clinical trials;
•with market capitalizations generally between $150 million and $1.2 billion (based on the Company’s then-current 30-day average market capitalization of approximately $400 million);
•with generally between 100 and 900 employees;
•that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets; and
•preference for companies that have gone public in approximately the last five years (but continue to de-emphasize initial public offering date as a primary selection criteria).
Based on these criteria, in August 2022, the compensation committee approved the following peer group set forth below and used this peer group to inform compensation decisions for 2023:

Adaptimmune Therapeutics plc	IGM Biosciences, Inc.	Precision BioSciences, Inc.
Alector, Inc.	Jounce Therapeutics, Inc.	REGENXBIO Inc.
AnaptysBio, Inc.	Kura Oncology, Inc.	Repare Therapeutics Inc.(1)
Atara Biotherapeutics, Inc.	MacroGenics, Inc.	Replimune Group, Inc.(1)
C4 Therapeutics, Inc.(1)	Mersana Therapeutics, Inc.	Silverback Therapeutics, Inc.
CytomX Therapeutics, Inc.	NGM Biopharmaceuticals, Inc.	Sutro Biopharma, Inc.(1)
Gossamer Bio, Inc.	Poseida Therapeutics, Inc.
________________________
(1) Added to the peer group in August 2022. The following companies were deleted from the peer group approved in August 2022: Allogene Therapeutics, Inc., Athira Pharma, Inc. and Harpoon Therapeutics, Inc.

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
Components of Compensation Package
In 2023, our executive compensation program consisted of three major components:
•base salary;

•annual cash bonuses based on a comparison of corporate performance to pre-set goals and objectives; and
•long-term incentives, which in 2023, consisted of grants of stock options and restricted stock units.
In making 2023 compensation decisions, our compensation committee believed that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and Company-wide performance, our recruiting and retention goals, internal equity and consistency, and other information it deems relevant. As it evaluated executive compensation in 2023, the compensation committee believed that in the biopharmaceutical/biotechnology industry, long-term incentives such as stock options and restricted stock units are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses.
The primary components of our 2023 executive compensation program are described in more detail below.
Base Salary Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within Zymeworks. This compensation component helps us to attract and retain highly qualified executives who have a history of proven success. In determining whether to increase the base salary for a particular executive, our compensation committee in discussions with our Chief Executive Officer (for executives other than the Chief Executive Officer) considers a variety of factors, including performance, length of service and criticality of role. The determination of base salary affects the amount of an executive’s cash bonus. The table below shows the base salaries of our named executive officers for 2023:

Name and Principal Position	2023 Base Salary ($)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors(1)	625,000
Christopher Astle, Senior Vice President and Chief Financial Officer	410,000
Paul Moore, Chief Scientific Officer	465,000
Neil Klompas, Former President and Chief Operating Officer(2)	500,000
________________________
(1) Mr. Galbraith has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022.
(2) Mr. Klompas resigned from the positions of President and Chief Operating Officer effective June 2023.
Cash Bonus

The cash bonus component is designed to provide our named executive officers with annual cash incentive awards based on achievement of certain goals and objectives. The awards represent pay at risk – they result in payment only if and to the extent certain goals and objectives are met – and do not affect decisions regarding other components of compensation. This compensation component motivates and rewards our named executive officers for outstanding performance.

Annual cash incentive compensation for our named executive officers is paid pursuant to the Company’s Executive Incentive Compensation Plan, which provides the compensation committee discretion to make changes to performance targets and bonus targets, to decrease, increase or eliminate bonuses and to change other terms and conditions related to annual incentive compensation, in each case as the compensation committee deems appropriate to meet the overarching retention and incentive goals associated with our executive bonus program.

Named executive officers are eligible to receive an amount targeted at a pre-determined percentage of their base salary established at the beginning of each year. In January 2023, the compensation committee set annual target bonuses for each of our named executive officers as follows:

Name and Principal Position	2023 Target Bonus (% of Base Salary)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors(1)	60%
Christopher Astle, Senior Vice President and Chief Financial Officer	35%
Paul Moore, Chief Scientific Officer	45%
Neil Klompas, Former President and Chief Operating Officer(2)	45%
________________________

(1) Mr. Galbraith has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022.
(2) The compensation committee assigned a target bonus percentage for Mr. Klompas in January 2023. However, Mr. Klompas resigned from the positions of President and Chief Operating Officer effective June 2023. Pursuant to the Klompas Separation Agreement, Mr. Klompas was not eligible for any annual performance bonus with respect to the Company’s 2023 fiscal year. For more information regarding the Klompas Separation Agreement, see the section titled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control—Executive Employment Arrangements.”

At the beginning of each year, the compensation committee approves, or recommends that the board of directors approve, performance targets that are tied to the level of achievement of corporate and/or individual goals, and the compensation committee approves the weighting assigned to each goal. For 2023, the corporate and individual weighting was 100% corporate and 0% individual for all named executive officers. Achievement of corporate goals was a precondition for payment of bonuses with respect to 2023. Our compensation committee believed that this mix was appropriate in order to incentivize our management team to achieve our key corporate objectives.
After the end of the year, the compensation committee determines the performance bonus payable to each named executive officer based on the results achieved as compared to the performance targets established for a particular year. Depending on level of achievement, named executive officers may earn up to 150% of their respective target bonuses. There is no minimum bonus payable.
2023 Company Corporate Goals and Achievement
In January 2023, the board of directors approved corporate goals that were grouped into six main categories: (i) zanidatamab via the Jazz Partnership, (ii) zanidatamab via the BeiGene Partnership, (iii) zanidatamab zovodotin (ZW49), (iv) Early R&D (ZW171, ZW191 and emerging pipeline), (v) Platforms and Legacy Partnerships and (vi) Financial. In September 2023, the compensation committee updated certain of the corporate goals established at the beginning of the year related to zanidatamab zovodotin to align with our revised strategy with respect to zanidatamab zovodotin.
In January 2024, the compensation committee reviewed our performance against the corporate goals under the 2023 bonus plan, as revised in September 2023, and determined that these goals were achieved at the 87.25% level. Additional detail on these goals and the assessed achievement is set forth in the table below:

2023 Corporate Goal Category	Key Elements of Goal	Target Weight of Goal	Assessed Achievement
Zanidatamab via the Jazz Partnership	Advance clinical trials of zanidatamab, including: •enrollment of HERIZON-GEA-01; •finalize clinical study report for HERIZON-BTC-01; and •no material disruption to clinical drug supply of zanidatamab for any studies being conducted by us or Jazz.	25% for base goals; an additional 12.5% for stretch goals	18.25%
	Successful interactions with U.S. and non-U.S. regulators.
	Presentation of data.
	Certain cost recoveries under our agreements with Jazz.

Zanidatamab via the BeiGene Partnership	Advance clinical trials of zanidatamab, including: •enrollment of HERIZON-GEA-01; •finalize clinical study report for HERIZON-BTC-01; and •no material disruption to clinical drug supply of zanidatamab for any studies being conducted by BeiGene.	10% for base goals; an additional 5% for stretch goals	10.0%
	Presentation of data.
	Support of BeiGene’s interactions with regulatory authorities.

Zanidatamab Zovodotin (ZW49)	Advance clinical trials of zanidatamab zovodotin, including: •advancement of Phase 2 NSCLC trial; and •no material disruption to clinical drug supply of zanidatamab zovodotin for clinical trials.	10% for base goals; an additional 5% for stretch goals	7.0%
	Successful interactions with U.S. and non-U.S. regulators.
	Presentation of data.
	Negotiation of collaboration agreements.

Early R&D (ZW171, ZW191 and emerging pipeline)	Complete IND enabling studies for ZW171 and ZW191.	40% for base goals; an additional 20% for stretch goals	45.0%
	Complete GMP manufacturing of ZW171 and ZW191 to support clinical supplies requirements.
	Select second Topo1-based ADC IND molecule and fourth IND development candidate.
	Successful interactions with U.S. and non-U.S. regulators.
	Presentation of data.
	Revenue from upfront, research option and development payments.

Platform & Legacy	Goals relating to our collaboration agreements.	5% for base goals; an additional 2.5% for stretch goals	0%

Financial	Improve Zymeworks’ financial position, including securing additional financing, and a related stretch goal.	10% for base goals; an additional 5% for stretch goals	7.0%

Total		100% for base goals; bonuses capped at 150%	87.25%

Given the Company’s strong performance against its 2023 corporate goals, the compensation committee determined that these goals were achieved at the 87.25% level and approved 2023 bonuses for our named executive officers as follows:

Name and Principal Position	2023 Bonus(1)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors	$327,188
Christopher Astle, Senior Vice President and Chief Financial Officer	$125,204
Paul Moore, Chief Scientific Officer	$182,571
Neil Klompas, Former President and Chief Operating Officer(2)	—
________________________
(1) Bonus amounts for all named executive officers are determined in U.S. dollars, and the table above reflects this determination in U.S. dollars. However, the 2023 bonuses for Dr. Astle and Dr. Moore were paid in Canadian dollars and the 2023 bonus for Mr. Galbraith was paid in British pounds, based on conversion rates in effect at the time of payment.
(2) Mr. Klompas resigned from the positions of President and Chief Operating Officer effective June 2023, and therefore did not receive a bonus with respect to 2023.

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
In January 2023, the Company granted a mix of stock options and restricted stock units to our named executive officers. The compensation committee believes this approach aligns the interests of our executives (including those of our named executive officers) with our stockholders’ interests by rewarding for improvements in stock price over a period of time. The Company issues stock options and restricted stock units to reward for future performance and appreciation. Because stock options only have value if our stock price increases relative to the stock option’s exercise price, we consider them to be an important performance-based tool that encourages our named executive officers to focus on driving increases to stockholder value. Restricted stock units play an important role in our executive compensation program because they provide some value even during periods of stock price or market volatilities, provide retention incentives during the vesting period, and reinforce a culture of ownership. By granting restricted stock units, the Company can also reduce the dilutive effect of the equity incentive awards in the form of stock options, which benefits our stockholders over time. In addition, the vesting feature of our stock awards contributes to executive retention by providing an incentive to our executives to remain employed by us during the vesting period. For 2023, we determined that annual grants to our named executive officers in the form of a 50/50 value mix of stock options and restricted stock units was most appropriate to reflect the continued change in the market and the evolution of our compensation program away from an options-only approach. The compensation committee evaluates the long-term incentive programs for each year, and the appropriate mix of equity awards to grant to our executive officers for the applicable year. In future years, the compensation committee may approve a different mix of equity awards if it determines necessary or appropriate to achieve our compensation objectives.
The option exercise price may not be less than the closing price of our common stock on the date of grant. For the 2023 stock option grants to our named executive officers, 25% of the granted options is scheduled to vest on the first anniversary of grant date (subject to continued service and any applicable acceleration of vesting provisions in their employment agreements, as described below). On the last day of each month thereafter, a further 1/36th of the total number of remaining granted options is scheduled to vest.
Each restricted stock unit represents the right to receive one share of our common stock upon vesting of that unit, without the payment of an exercise price or other cash consideration for the issued shares of common stock. For the 2023 restricted stock unit grants to our named executive officers, 1/3rd of the restricted stock units are scheduled to vest on each anniversary of the grant date (subject to the named executive officer’s continued service and subject to any applicable acceleration provisions in the Equity Compensation Plan or in the named executive officer’s employment agreement.

The following table shows information regarding stock option and restricted stock unit grants to each of our named executive officers made during the year ended December 31, 2023:

Name	Grant Date	Restricted Stock Units Granted (#)(1)	Stock Options Granted (#)(2)	Exercise Price of Stock Options ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Kenneth Galbraith	1/5/2023	—	215,000	8.00	1,194,627
	1/5/2023	143,000	—	—	1,144,000
Christopher Astle	1/5/2023	—	47,000	8.00	257,602
	1/5/2023	31,500	—	—	252,000
Paul Moore	1/5/2023	—	77,500	8.00	397,571
	1/5/2023	51,500	—	—	412,000
Neil Klompas	1/5/2023	—	87,500	8.00	328,363
	1/5/2023	58,500	—	—	468,000
________________________
(1) Restricted stock units vest in three equal annual installments beginning on January 5, 2024, subject to the optionee’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”
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
(3) The exercise price of the stock options is the closing price of the Company’s stock on the Nasdaq on the grant date.
(4) The amounts set forth in this column reflect the grant date fair value for restricted stock unit awards and stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Stockholders’ Equity-Stock Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2023.
Previous grants are taken into account when considering new option and restricted stock unit grants, as well as other factors such as market data, retention and incentive considerations, internal equity, Company performance and prior and expected future individual contributions. Decisions regarding long-term incentives do not affect decisions regarding other components of compensation.
Benefits and Perquisites
Other compensation to our named executive officers primarily consists of participation in our broad-based employee benefit plans. Named executive officers are eligible to participate in all our employee benefit plans, in each case on the same basis as other employees in the entity in which they are employed, including a retirement savings plan for those employed in Canada, a 401(k) plan for those employed in the United States, and pension plans for those employed in Ireland and the United Kingdom. Our named executive officers also are eligible to participate in our employee stock purchase plan on the same terms as our other eligible employees.
Currently, we do not view perquisites or other personal benefits as a material component of our executive compensation program. However, we do provide certain perquisites to our named executive officers in situations where we believe it is appropriate to assist an individual in the performance of his or her duties, to make them more efficient and effective, and for recruitment and retention purposes.
In addition, consistent with our philosophy regarding personal benefits, and as further described in “Executive Compensation—Executive Employment Arrangements and Potential Payments upon Termination or Change in Control,” to encourage and facilitate Dr. Moore’s relocation to Canada, we provide him with certain reimbursements for relocation expenses, as well as a gross-up to make sure such payments are tax neutral to him, tax equalization payments to neutralize any increase in his taxes as a result of his relocation, and tax preparation assistance for two years following his relocation. The compensation committee believes these benefits were appropriate to enable a smooth relocation for Dr. Moore and to allow him to keep his focus on the business rather than on the costs and burdens of the relocation.

Similarly, in November 2022, we amended Dr. Astle’s employment agreement to provide certain corporate housing benefits based on need (as determined in the Company’s discretion) in the Vancouver, British Columbia metropolitan area. In addition to the corporate housing benefits, we provided for a gross-up to Dr. Astle for the impact of any tax withholding related to the corporate housing benefits. The compensation committee believes that these corporate housing benefits were important to allow Dr. Astle to be on-site at our offices in Vancouver as needed, increase his ability to work efficiently, and focus his efforts on the business rather than travel and housing considerations.
We also provide certain personal benefits to Mr. Galbraith, which were negotiated as part of Mr. Galbraith’s initial January 2022 employment agreement and subsequent amendments, including the most recent amendment in January 2024. These benefits were provided in order to induce him to initially join and later to remain with the Company and to increase his ability to work efficiently. These benefits include certain housing, travel, relocation, and certain tax equalization and gross-up benefits, as described in “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.” In late 2022 and again in January 2024, we amended Mr. Galbraith’s employment agreement to extend the time period for certain benefits, as described in “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.” The compensation committee approved the extension of these benefits as it believed that doing so would assist Mr. Galbraith in the continued performance of his duties and continue to aid in his efficiency.
In the future, we may continue to provide perquisites or other personal benefits in circumstances where we believe it is appropriate to assist an individual named executive officer in the performance of his or her duties, to make him or her more efficient and effective, and for recruitment, motivation or retention purposes.
Anti-Hedging Policy and Clawback Policy
Under the terms of our Insider Trading Policy, all directors, officers, employees, as well as any other personnel that we determine should be subject to our Insider Trading Policy (such as contractors and consultants), any person or entity an insider controls, exercises substantial influence over, serves as a trustee or in a similar fiduciary capacity of or is otherwise involved with, in connection with securities trading or investment decisions and an insider’s spouse, partner, parents, children, dependents and other family members or roommates, are prohibited from purchasing financial instruments (including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds) designed to hedge or offset a decrease in the market value of our securities.
In November 2023, we adopted a clawback policy in accordance with the SEC and Nasdaq requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. This policy provides for the non-discretionary recovery of excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, whether or not the executive officer was at fault for the restatement, in accordance with the SEC and Nasdaq requirements.
In addition, as a public company subject to Section 304 of the Sarbanes-Oxley Act of 2002, if we are required to prepare an accounting restatement due to our material noncompliance, as a result of misconduct, with any financial reporting requirement under the securities laws, our chief executive officer and chief financial officer may be legally required to reimburse us for any bonus or incentive-based or equity-based compensation they received from us during the 12-month period following the first public issuance or filing with the SEC of the financial document incorporating such financial reporting requirement, as well as profits realized from the sale of securities during that 12-month period.
Potential Payments upon Termination or Change in Control
Certain of our executives, including each of our named executive officers who remain current employees, are parties to employment agreements with us which set forth conditions of employment and the payments that will be made upon termination of their employment. Additional discussion of the employment agreements with our named executive officers is set forth below under “Executive Compensation—Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.” We believe that these protections are necessary to provide our valuable named executive officers with incentives to forego other employment opportunities and to maintain continued focus and dedication to their responsibilities to maximize stockholder value, including if there is a potential transaction that could involve a change in control, without undue concern that the officer will be terminated and lose his or her income and benefits. We believe the level of severance and change in control benefits provided is appropriate and is necessary to attract and retain key employees.
In May 2023, in connection with Mr. Klompas’ cessation of employment with Zymeworks, we and Mr. Klompas entered into a separation agreement that provided for certain severance payments and benefits to Mr. Klompas in consideration for a release of claims in favor of us, effective June 2023. We believe that this separation arrangement was appropriate in light of Mr. Klompas’ past (and expected future) contributions to Zymeworks, and generally believe it is favorable to us to obtain a release of claims even in the event of a mutual agreement to separate from employment. We also entered into a consulting service agreement with Mr. Klompas pursuant to which he assists us with certain transitional matters. We entered into the consulting service agreement in order to provide a smooth transition of Mr. Klompas’ duties and responsibilities and to allow us to benefit from his ongoing input and expertise on certain matters. Additional discussion of these arrangements is set forth below under “Executive Compensation—Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”
Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2023 and December 31, 2022. We do not have non-qualified deferred compensation.

Name and Principal Position	Year	Salary ($)(1)		Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)(1)		Total ($)
Kenneth Galbraith, Chair, President & CEO(4)	2023	625,452		1,144,000	1,194,627	321,651	89,146	(5)	3,374,876
	2022	582,481		879,000	5,044,999	537,728	81,249	(6)	7,125,457
Christopher Astle, SVP & CFO(7)	2023	410,093		252,000	257,602	124,895	147,230	(8)	1,191,820
	2022	358,749		—	593,772	203,048	159,436	(9)	1,315,005
Paul Moore, CSO(10)	2023	465,784		412,000	397,571	182,120	224,762	(11)	1,682,237
Neil Klompas, Former President & COO(12)	2023	321,568	(13)	468,000	328,363	—	1,007,801	(14)	2,125,732
	2022	503,795	(15)	—	950,036	330,699	23,878	(16)	1,808,408
________________________
(1) Salary, non-equity incentive plan compensation (bonuses) and amounts in the “All Other Compensation” column for all named executive officers are determined in U.S. dollars. However, 2023 and 2022 cash compensation amounts for Mr. Klompas and Dr. Astle, and a portion of 2023 cash compensation amounts for Dr. Moore, were paid in Canadian dollars and have been converted to U.S. dollars for the purposes of the table. For 2023 and 2022, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7410 and 0.7685, which were the average annual Bank of Canada exchange rates for 2023 and 2022, respectively. Cash compensation amounts for Mr. Galbraith were paid in British pounds and have been converted to U.S. dollars for the purposes of the table. For 2023 and 2022 the U.S. dollar per British pound exchange rate used for such conversion were 1.2437 and 1.2354, which were the average annual Bank of Canada exchange rate for 2023 and 2022, respectively.
(2) The amounts set forth in these columns reflect the aggregate grant date fair value for restricted stock unit awards and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2023.
(3)The amounts reflect the dollar value of incentive bonuses paid in 2024 and 2023 for performance during 2023 and 2022, respectively, as discussed further above under “Executive Compensation – Components of Compensation Package – Cash Bonus.”
(4) Mr. Galbraith has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022.
(5) Of the total amount for 2023, (i) $53,260 represents accommodation benefits, (ii) $6,547 represents Company contributions to a defined contribution pension plan, (iii) $746 represents life insurance premiums through our group extended benefit plan, (iv) $17,593 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement, and (v) $11,000 represents an estimated tax equalization payment (which includes $6,000 for estimated tax gross-up) in connection with taxation attributable to the performance of work outside the United Kingdom.
(6) Of the total amount for 2022, (i) $45,724 represents accommodation benefits, (ii) $20,263 represents Company contributions to a defined contribution pension plan, (iii) $2,158 represents life insurance premiums through our group extended benefit plan, and (iv) $13,104 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement.
(7) Dr. Astle joined Zymeworks in April 2021 as Executive Director, Corporate and Commercial Finance and was promoted to Senior Vice President and Chief Financial Officer in February 2022.
(8) Of the total amount for 2023, (i) $131,229 represents accommodation benefits (which includes $61,021 for tax gross-up), (ii) $13,289 represents Company contributions to our registered retirement savings plan, and (iii) $2,712 represents life insurance premiums through our group extended benefit plan.
(9) Of the total amount for 2022, (i) $136,960 represents accommodation benefits (which includes $63,686 for tax gross-up), (ii) $21,525 represents Company contributions to our registered retirement savings plan, and (iii) $951 represents life insurance premiums through our group extended benefit plan.

(10) Dr. Moore has served as our Chief Scientific Officer since July 2022. Dr. Moore was not a named executive officer in 2022. As such, Dr. Moore’s compensation for 2022 is not included in the table above.
(11) Of the total amount for 2023, (i) $41,496 represents accommodation benefits, (ii) $163,115 represents relocation expenses (which includes $77,334 for tax gross-up), (iii) $19,800 represents Company contributions to our 401(k) plan, and (iv) $351 represents life insurance premiums through our group extended benefit plan.
(12) Mr. Klompas served as our Chief Operating Officer and Chief Financial Officer until February 2022, as our Chief Operating Officer from February 2022 until August 2022, and as our President and Chief Operating Officer from August 2022 to June 2023.
(13) Included in the total amount for 2023 is $54,942 which represents payment of accrued vacation.
(14) Of the total amount for 2023, (i) $990,970 represents severance payments and benefits under a separation agreement, (ii) $15,998 represents Company contributions to our registered retirement savings plan and, (iii) $833 represents life insurance premiums through our group extended benefit plan.
(15) Included in the total amount for 2022 is $47,624 which represents payment of accrued vacation.
(16) Of the total amount for 2022, (i) $23,004 represents Company contributions to our registered retirement savings plan and (ii) $874 represents life insurance premiums through our group extended benefit plan.

Outstanding Equity Awards at 2023 Year End
The following table lists all outstanding equity awards granted in Canadian dollars under our Second Amended and Restated Stock Option Plan, as amended (the “Original Plan”) and equity awards granted in U.S. dollars under the Equity Compensation Plan and our Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) held by our named executive officers as of December 31, 2023:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)
Kenneth Galbraith	1/15/2022	250,000	250,000	14.97	1/14/2023	—	—
	1/5/2023	—	215,000	8.00	1/4/2033	—	—
	12/22/2022	—	—	—	—	100,000(4)	1,039,000
	1/5/2023	—	—	—	—	143,000	1,485,770
Christopher Astle	5/17/2021	11,500	5,750	26.68(5)	5/16/2031	—	—
	3/10/2022	57,292	67,708	7.00	3/9/2022	—	—
	1/5/2023	—	47,000	8.00	1/4/2033	—	—
	1/5/2023	—	—	—	—	31,500	327,285
Paul Moore	7/18/2022	75,000	125,000	5.82	7/17/2032	—	—
	1/5/2023	—	77,500	8.00	1/4/2033	—	—
	1/5/2023	—	—	0.00	—	51,500	535,085
Neil Klompas	1/1/2015	23,464	—	10.70	1/1/2025	—	—
	1/29/2016	125,700	—	8.97	1/29/2026	—	—
	2/3/2017	35,615	—	16.75	2/3/2027	—	—
	6/12/2017	85,000	—	9.82	6/12/2027	—	—
	3/19/2018	75,000	—	11.84	3/18/2028	—	—
	1/8/2019	90,000	—	15.53	1/7/2029	—	—
	3/27/2019	15,000	—	15.23	3/26/2029	—	—
	3/10/2020	43,125	1,875	35.20	3/9/2030	—	—
	3/10/2021	34,531	14,219	34.82	3/9/2031	—	—
	3/10/2022	91,667	108,333	7.00	3/9/2032	—	—
	1/5/2023	—	87,500	8.00	1/4/2033	—	—
	3/10/2021	—	—	—	—	2,709	28,147
	1/5/2023	—	—	—	—	58,500	607,815
________________________
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
(3) Market value of restricted stock units that have not vested is based on the closing price of the Company’s common shares on Nasdaq on December 29, 2023, which was $10.39 per share.
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
(5) These options were granted with exercise prices denominated in Canadian dollars. The U.S. dollar per Canadian dollar exchange rate used to convert option exercise price to U.S. dollars was 0.7410, which was the average annual Bank of Canada exchange rate for 2023.

Pension Benefits
We do not have any qualified or non-qualified defined benefit pension plans.
Non-qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Executive Employment Arrangements and Potential Payments upon Termination or Change in Control
Executive Employment Arrangements
Key provisions of the employment agreements that were in effect as of December 31, 2023, for our named executive officers are described below.
Kenneth Galbraith. In connection with Mr. Galbraith’s appointment as President and Chief Executive Officer in January 2022, Mr. Galbraith entered into an employment agreement with us (the “Original Agreement”), on December 30, 2022 Zymeworks BC and Zymeworks Management Inc., our subsidiaries, and Mr. Galbraith entered into an amendment to the Original Agreement (the “First Amendment”), and on January 3, 2024, Zymeworks BC and Mr. Galbraith entered into a second amendment (the “Second Amendment” and the Original Agreement, as amended by the First Amendment and the Second Amendment, the “Galbraith Employment Agreement”). The Galbraith Employment Agreement does not have a specific term. The Second Amendment established Mr. Galbraith’s principal place of employment as the United Kingdom, or another location as agreed upon between the parties, which removes the requirement for Mr. Galbraith to relocate to Vancouver, British Columbia or Seattle, Washington, and incorporated certain extensions of compensation and benefit provisions, as described below.
Pursuant to the Galbraith Employment Agreement, Mr. Galbraith is entitled to the following compensation and benefits:
•An annual base salary of $600,000, with eligibility to earn an annual discretionary bonus of up to 60% of his annual base salary, based upon the achievement of certain Company goals determined by the board of directors. Mr. Galbraith’s current annual base salary is $655,000 and his target annual discretionary bonus remains at 60% of his annual base salary;
•Options, which were granted to Mr. Galbraith in 2022, to purchase 500,000 of our common shares at an exercise price per share equal to the fair market value on the date of grant (the “Inducement Options”). 25% of the Inducement Options vest and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining Inducement Options will vest on the last day of each month, until all of the Inducement Options have vested, subject to Mr. Galbraith’s continued service;
•Eligibility to participate in our employee benefit plans, policies and arrangements that, in the aggregate, are reasonably consistent with other executive officers generally, as well as reimbursement for certain fees and costs related to membership in certain professional associations and professional development;
•Enrollment in a qualifying pension scheme under the UK Pensions Act 2008;
•Prior to the Second Amendment, the Galbraith Employment Agreement provided for reimbursement of relocation expenses up to a maximum gross amount of $300,000, grossed up for the impact of any tax withholding, for reasonable moving expenses incurred by Mr. Galbraith and his immediate family during relocation from Mr. Galbraith’s primary residence to Vancouver, British Columbia or Seattle, Washington if he relocated on or before July 15, 2024 (under the Original Agreement, this related to a relocation within the first eighteen months of employment), with the total amount reimbursed under this provision required to be repaid if Mr. Galbraith’s employment had terminated within three years (two years under the Original Agreement) following the effective date of employment. The Second Amendment removed the requirement to relocate, and deleted this provision regarding relocation expenses;

•Temporary housing for Mr. Galbraith in Vancouver, British Columbia, grossed up for the impact of any tax withholding. The First Amendment had provided for this benefit through the earlier of Mr. Galbraith’s relocation or July 15, 2024, and under the Original Agreement, this was through the earlier of Mr. Galbraith’s relocation or the date that is 18 months following the effective date of employment;
•Reimbursement of reasonable travel and living expenses when traveling from his home to Vancouver, British Columbia or Seattle, Washington for his employment duties, as well as reimbursement or Company payment for reasonable airfare and lodging expenses for Mr. Galbraith and his immediate family for one trip per calendar year to Vancouver, British Columbia or Seattle, Washington, as applicable (under the Original Agreement, this related to trips that occurred prior to the end of 2023 under the Original Agreement, and under the First Amendment, to trips that occurred prior to the end of 2024);
•A tax equalization payment if Mr. Galbraith is subject to income taxation or other taxation outside of the United Kingdom during the period of his employment, grossed up for the impact of any tax withholding, and tax preparation services;
•If we terminate Mr. Galbraith’s employment during his first three years of employment, then Mr. Galbraith will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. Commencing in the fourth year of his employment, if we terminate Mr. Galbraith’s employment, Mr. Galbraith will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of eighteen months. Mr. Galbraith will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan;
•In the event of termination on death or disability, as defined in our long-term disability plan or policy then in effect with respect to him, Mr. Galbraith, or his estate, will receive (x) a lump sum payment equal to the difference between (1) eighteen months of base salary plus target annual cash bonus as of the date of death or disability and (2) the amount that Mr. Galbraith or his estate will receive as a result of death or disability under our applicable insurance policies in effect as of the date of termination, (y) group extended health and dental benefits continuation for his surviving family members for eighteen months (or lump sum payment for the premium costs of such benefits in lieu thereof), and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants made to Mr. Galbraith as of the date of death or disability;
•If Mr. Galbraith’s employment is terminated by us without cause on or within twelve months following, or within three months prior to, a change of control (as defined in the Galbraith Employment Agreement), Mr. Galbraith will be eligible to receive (x) a lump sum payment of eighteen months of base salary and 100% of target annual cash bonus as of the date of termination, (y) group extended health and dental benefits continuation as of the date of termination for eighteen months (or lump sum payment for the premium costs of such benefit plans in lieu thereof) and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Mr. Galbraith entering into a valid settlement agreement with us; and
•In addition, the Galbraith Employment Agreement requires Mr. Galbraith, among other things, not to compete, either directly or indirectly, with us while employed by us and for up to six months following the termination of his employment with us. The Galbraith Employment Agreement also requires Mr. Galbraith not to solicit our employees or consultants to terminate their relationship with us while he is employed by us and for up to one year following the termination of his employment with us.
On August 4, 2022, Mr. Galbraith ceased to serve in the role of our President, which role was then assumed by Mr. Klompas, and Mr. Galbraith continued in the role of Chair of the Board of Directors and Chief Executive Officer. Effective upon Mr. Klompas’ departure in June 2023, Mr. Galbraith was re-appointed as our President. The compensatory and other material terms of Mr. Galbraith’s employment with us were unchanged in connection with his re-appointment as our President.
Neil Klompas. On August 4, 2022, the board of directors appointed Mr. Klompas as our President, effective August 4, 2022. Mr. Klompas continued in the role of Chief Operating Officer following his appointment our President. The compensatory and other material terms of Mr. Klompas’ employment with us, described below, were unchanged in connection with his appointment as President. Effective June 30, 2023, Mr. Klompas stepped down as our President and Chief Operating Officer and separated from employment. In May 2023, in anticipation of Mr. Klompas’ departure, Zymeworks BC and Mr. Klompas entered into a separation agreement and release (the “Klompas Separation Agreement”) providing for certain benefits, including:

•A lump sum payment of $1,000,000, equivalent to twenty-four (24) months of his then-current base salary, which payment was subject to Mr. Klompas not being terminated for cause prior to the June 30, 2023 (Mr. Klompas was not terminated for cause prior to such date and therefore became entitled to this payment). Mr. Klompas was not eligible for any annual performance bonus with respect to our 2023 fiscal year;
•Eligibility for Mr. Klompas and his spouse to participate in our employee benefit plans for the lesser of (a) twenty-four (24) months following June 30, 2023 and (b) the date of enrollment in the benefit plans of a new employer;
•Payments of $7,500 for professional development and continuing educational courses and $2,500 for legal fees incurred in the review of the Klompas Separation Agreement, and reimbursement for laptop and provision of related peripherals;
•Entry into a consulting services agreement (the “Klompas Consulting Agreement”), whereby Mr. Klompas will assist with certain transitional matters at the request and direction of Zymeworks BC on an as needed basis. The Klompas Consulting Agreement became effective on June 30, 2023 and is scheduled to expire on June 30, 2025. Mr. Klompas will be entitled to continued vesting and exercise benefits for outstanding stock options and restricted stock units under our equity incentive plans for the duration of the Klompas Consulting Agreement as well as certain cash payments at a rate of $300/hour for any services provided in excess of five hours per week. If a change of control (as such term is defined in the Equity Compensation Plan) had occurred prior to the expiration or earlier termination of the Klompas Consulting Agreement, any unvested options and restricted stock units held by Mr. Klompas immediately prior to such change of control that would have vested on or prior to June 30, 2025 had Mr. Klompas remained as a service provider through such date, would have been accelerated such that they would have been vested as of immediately prior to and contingent upon such change of control. Following the termination of the Klompas Consulting Agreement, and provided that Mr. Klompas (i) had not been terminated for cause prior to June 30, 2023 (Mr. Klompas was not terminated for cause prior to such date) and (ii) timely executed a supplemental release agreement, Mr. Klompas will have the period from the termination of the Klompas Consulting Agreement to June 30, 2026 to exercise any vested Company stock options, subject to any such options’ earlier expiration during such period; and
•Reimbursement for all reasonable and documented business expenses actually and properly incurred in relation to Zymeworks BC’s and our business up to June 30, 2023.
In addition to providing a release of claims in favor of the Company, the Klompas Separation Agreement reaffirmed Mr. Klompas’ agreement to be bound by the confidentiality provisions and the restrictive covenants of his employment agreement, which include a requirement that Mr. Klompas not solicit our employees to terminate their relationship with us while he is employed by us and for up to one year following the termination of his employment with us, and a requirement, modified by the Klompas Separation Agreement, that he will not compete with us, while employed by us and for up to six months following the termination of his employment, either directly or indirectly, with respect to certain aspects of our business with which he was materially involved in the last 12 months of his employment with us.
Prior to Mr. Klompas’ separation from employment with us, Mr. Klompas was subject to an employment agreement with us, which had been entered into with him on January 25, 2007 and amended from time to time, as well as to the later Klompas Promotion Letter, described below.
The 2007 employment agreement with Mr. Klompas had set forth the initial terms and conditions of his employment and had provided for his initial base salary and initial equity award, and which included, among other things, provisions regarding confidentiality, ownership of developments, non-competition and non-solicitation, as well as eligibility for our incentive plans, reimbursements for certain professional association memberships and professional development fees and costs, and the ability to participate in generally available benefits. This agreement was amended on October 23, 2007, and January 1, 2014. On January 17, 2017, we entered into an amended and restated employment agreement with Mr. Klompas that superseded and replaced the January 2007 agreement, as amended, and set forth revised termination and change of control provisions. Under the revised not-for-cause termination severance provisions, during the first three years of employment, Mr. Klompas was entitled to 12 months of written notice or payment in lieu of notice equal to 12 months of his base salary and continuation of benefits for 12 months, or any combination thereof. Commencing in the fourth year of employment, Mr. Klompas was entitled to an additional one month’s notice, or the equivalent base salary and continuation of benefits, or any combination thereof, for each additional completed year of service, up to a total maximum of 18 months. If Mr. Klompas were terminated without cause within 12 months following a change of control, he would have received severance equal to 18 months of his base salary, continuation of benefits for 18 months and full vesting acceleration of all unvested stock options or other equity grants made as at that date. Any severance payments payable under the agreement in excess of any minimum required by certain applicable laws were conditional upon Mr. Klompas’ release of claims against us.

In connection with Mr. Klompas’ appointment as Chief Operating Officer in January 2022, we provided Mr. Klompas with a promotion letter (the “Klompas Promotion Letter”), which reflected increases to his then-current base salary and annual bonus opportunity. In January 2023, Mr. Klompas’ base salary was increased to $500,000, which increase was given retroactive effect to August 4, 2022 in connection with his appointment as President, and his annual target bonus remained at 45% of his base salary.
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
Pursuant to the Astle Employment Agreement, Dr. Astle is entitled to the following compensation and benefits:
•An annual base salary of $375,000, with eligibility to earn an annual discretionary bonus of up to 35% of his annual base salary, based upon the achievement of certain Company goals determined by the board of directors. Dr. Astle’s current annual base salary is $425,000 and his target annual discretionary bonus for 2024 has been set at 40% of his annual base salary;
•Options, which were granted to Dr. Astle in 2022, to purchase 125,000 of our common shares at an exercise price per share equal to the fair market value on the date of grant. The options were granted under the Equity Compensation Plan. 25% of the options will vest and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining options will vest on the last day of each month, until all of the options have vested, subject to Dr. Astle’s continued service;
•Eligibility to participate in our employee benefit plans, policies and arrangements, as well as reimbursement for certain fees and costs related to membership in certain professional associations and professional development;
•If we terminate Dr. Astle’s employment without cause prior to April 1, 2024, then Dr. Astle will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. Commencing in the fourth year of his employment, if we terminate Dr. Astle’s employment without cause, Dr. Astle will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service after April 1, 2024, up to a total maximum of eighteen months. Dr. Astle will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan. Such payments will be subject to Dr. Astle entering into a valid settlement agreement with us;
•If Dr. Astle’s employment is terminated by us without cause on or within twelve months following a change of control (as defined in the Astle Employment Agreement), Dr. Astle will be eligible to receive (x) eighteen months of base salary, (y) group extended health and dental benefits continuation as of the date of termination for eighteen months and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Dr. Astle entering into a valid settlement agreement with us; and
•In addition, the Astle Employment Agreement requires Dr. Astle, among other things, not to compete, either directly or indirectly, with us while employed by us and for up to six months following the termination of his employment with us. The Astle Employment Agreement also requires Dr. Astle not to solicit our employees to terminate their relationship with us while he is employed by us and for up to one year following the termination of his employment with us.
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
Paul Moore. On July 18, 2022, the Company and Zymeworks Biopharmaceuticals Inc., a subsidiary of the Company, entered into an employment agreement with Dr. Moore setting forth the terms and conditions of his employment as Chief Scientific Officer of the Company (the “Initial Employment Agreement”). In connection with Dr. Moore’s planned relocation from the United States to Canada, the Company and our subsidiary Zymeworks BC entered into an amended and restated employment agreement with Dr. Moore (the “Moore Employment Agreement”) that supersedes and replaces the Initial Employment Agreement. The Moore Employment Agreement does not have a stated term.

Pursuant to the Moore Employment Agreement, Dr. Moore is entitled to the following compensation and benefits:
•An annual base salary of $465,000, with eligibility to earn an annual discretionary bonus of up to 45% of his annual base salary, based upon the achievement of certain Company goals determined by the board of directors. Dr. Moore’s current annual base salary is $495,000 and his target annual discretionary bonus remains at 45% of his annual base salary;
•Eligibility to participate in our employee benefit plans, policies and arrangements, as well as reimbursement for certain fees and costs related to membership in certain professional associations and professional development;
•Reimbursement of relocation expenses up to a maximum of $200,000, grossed-up to offset the impact of any taxes on such payment, for reasonable and customary moving expenses that Dr. Moore incurs within eighteen months of his July 18, 2022 start date in connection with his relocation to the Vancouver, British Columbia metropolitan area, as contemplated in the Initial Employment Agreement.
•A tax equalization payment if Dr. Moore is subject to income taxation in Canada in a given year equal to the difference between (i) the sum of total Canadian taxes plus any U.S. federal, state and local income taxes, that Dr. Moore is or would be obligated to pay for an applicable tax year, and (ii) the amount of U.S. federal, state and local tax liability had Dr. Moore worked in the United States for the entire tax year. Any tax equalization payment will be grossed-up to offset the impact of taxes on such payment.
•Provision of tax preparation support or reimbursement of up to $5,000 per year for additional tax preparation expenses of Dr. Moore for a period of two years from his July 18, 2022 start date.
•If we terminate Dr. Moore’s employment without cause during his first three years of employment, then Dr. Moore will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. Commencing in the fourth year of his employment, if we terminate Dr. Moore’s employment without cause, Dr. Moore will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of eighteen months. Dr. Moore will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan; Such payments will be subject to Dr. Moore entering into a valid separation and release agreement with us;
•If Dr. Moore’s employment is terminated by us without cause on or within twelve months following a change of control (as defined in the Moore Employment Agreement), Dr. Moore will be eligible to receive as severance (x) eighteen months continued base salary following termination, (y) group extended health and dental benefits as of the date of termination for eighteen months, and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Dr. Moore entering into a valid separation and release agreement with us; and
•In addition, the Moore Employment Agreement requires Dr. Moore, among other things, not to compete, either directly or indirectly, with us while employed by us and for up to six months following the termination of his employment with us. The Moore Employment Agreement also requires Dr. Moore not to solicit our employees to terminate their relationship with us while he is employed by us and for up to one year following the termination of his employment with us.
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
Under our Equity Compensation Plan and our Inducement Plan, in connection with a change of control (as defined in the applicable plan), our board of directors or the committee to which our board of directors has delegated authority to administer the applicable plan (either, the “Administrator”) has the right to provide for the conversion or exchange of any outstanding awards into or for options, rights or other securities in any entity participating in or resulting from a change of control, cash or other property. If we enter into an agreement for a transaction that, if completed, would result in a change of control, or otherwise becomes aware of a pending change of control, we will give written notice to the award holders regarding the potential change of control and a description of the effect of the change of control on outstanding awards at least seven (7) days prior to the closing of change of control.
Under our Equity Compensation Plan and Inducement Plan, the Administrator may, in its discretion, accelerate the vesting and/or expiration date of any or all outstanding awards in connection with the change of control to provide that such designated awards shall be fully vested and any options not exercised within the specified period will be terminated after the completion of the change of control. If the change of control would also result in a capital reorganization, arrangement, amalgamation or reclassification of our share capital (and if the vesting and expiration of the awards has not been accelerated as contemplated by the prior sentence), upon completion of the change of control, the number and kind of shares subject to outstanding awards and, if applicable, the exercise price per share of options shall be appropriately adjusted (including by substituting the awards for awards with respect to securities in any successor entity to us) in such manner as the Administrator considers equitable to prevent substantial dilution or enlargement of the rights granted to Award holders. The Administrator also may make changes to the terms of the awards or the Equity Compensation Plan or Inducement Plan to the extent necessary or desirable to comply with any rules, regulations or policies of any stock exchange on which any of our securities may be listed, provided that the value of previously granted awards and the rights of award holders are not materially adversely affected by any such changes. In addition, in the event of a potential change of control, the Administrator may, in its sole discretion, modify the terms of the plan and/or the awards to assist the participants to tender into a take-over bid or other transaction leading to a change of control, including the authority to allow participants to conditionally exercise options.
Director Compensation Table
The following table presents the compensation awarded to, earned by or paid to our directors (other than Mr. Galbraith, whose compensation is provided in the Summary Compensation Table above) for the year ended December 31, 2023. Dr. Cesano and Mr. Platshon are not included in the table below as they did not join the board of directors until 2024. We do not currently have director compensation in the form of share-based awards (other than stock options), non-equity incentive plan compensation or non-qualified deferred compensation.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)	All Other Compensation		Total ($)
Carlos Campoy	25,875		483,094	—		508,969
Troy M. Cox	51,077		212,754	—		263,831
Nancy Davidson	4,333	(3)	436,683	—		441,016
Kenneth Hillan	53,788		212,754	—		266,542
Susan Mahony	49,072		212,754	—		261,826
Derek J. Miller	29,480		504,121	21,545	(4)	555,146
Kelvin Neu(4)	49,703		212,754	—		262,457
Hollings C. Renton	51,245		212,754	—		263,999
Natalie Sacks	29,391		—	—		29,391
Lota S. Zoth	84,845		—	—		84,845
________________________
(1) The amounts set forth in this column reflect the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) “Notes to Consolidated Financial Statements – Stockholders’ Equity Stock- Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2023.
(2) As of December 31, 2023, directors held the following number of options to purchase Company common shares: (i) Mr. Campoy, 87,000; (ii) Mr. Cox, 110,000; (iii) Dr. Davidson, 74,000; (iv) Dr. Hillan, 121,425; (v) Dr. Mahony, 110,000; (vi) Mr. Miller, 87,000; (vii) Dr. Neu, 71,000; (viii) Mr. Renton, 121,425; (ix) Dr. Sacks, 78,140; and (x) Ms. Zoth, 86,117.
(3) In 2023, cash compensation for non-employee directors was paid in advance for directors serving on the board of directors at the beginning of each of the first, second, third and fourth quarters of 2023. In the fourth quarter of 2023, the board of directors changed the cash compensation approach such that, going forward, cash compensation would be payable quarterly in arrears. As a result of this change, the amount included in this column for Dr. Davidson reflects the pro-rated cash compensation earned during the fiscal year ended December 31, 2023 by Dr. Davidson.
(4) Mr. Miller provided consulting services to us pursuant to the Consulting Agreement (as defined below) the Company entered into with Derek J Miller Consulting LLC, a limited liability company owned by Derek Miller in May 2022. The amounts set forth above reflect consulting fees paid to Mr. Miller for the year ended December 31, 2023. In total, we have paid Mr. Miller an aggregate of approximately $36,000 for such consulting services, of which (i) approximately $22,000 was paid for services rendered prior to Mr. Miller’s appointment to the board of directors and (ii) approximately $14,000 was paid for services rendered since Mr. Miller joined the board of directors. In October

2023, we entered into a Termination of Consulting Agreement and Further Amended and Restated Statement of Work #1 with Derek J Miller Consulting LLC, which provided for, among other things, the termination of the Consulting Agreement effective as of November 30, 2023.
(5) Dr. Neu joined the Company’s board of directors in March 2020. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, the options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.

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
In November 2022, the compensation committee worked with Aon to update prior competitive assessments of our board of director compensation program. Based on these findings, in November 2022, the compensation committee recommended, and the board of directors approved, the following changes to the cash and equity compensation of non-employee directors:
•The cash component for board of directors and committee membership was maintained at the 2022 levels, with the exception that the cash retainer fee for service as chair of the compensation committee was increased from $10,000 to $12,000, the cash retainer fee for service as a member of the compensation committee was increased from $5,000 to $6,000, the cash retainer fee for service as chair of the nominating and corporate governance committee increased from $7,500 to $8,500, and the cash retainer fee for service as a member of the nominating and corporate governance committee was increased from $3,750 to $4,250 (in each case effective January 2023);
•The initial option grant for new directors, to be granted on or about the time of the director joining the board of directors, was changed from 40,000 to 50,000 options, with the vesting schedule remaining as 1/36th of the options vesting on each monthly anniversary of the grant date, subject to the director’s continued service (effective November 2022); and
•The annual equity grant to directors, to be granted at or about the time of our annual meeting of stockholders, was changed from 20,000 options to 25,000 options, with the vesting schedule remaining 100% of the options vesting on the date of the next year’s annual meeting of stockholders, subject to the director’s continued service through such date (effective November 2022).
In May 2023, the board of directors approved, with input from the compensation committee and nominating and corporate governance committee, certain amendments to our board of directors compensation program to provide for: (i) full acceleration of vesting of options granted as annual equity awards in connection with our 2022 annual meeting of stockholders for directors departing on or after the restatement of the policy on May 24, 2023 and at or prior to the 2023 annual meeting of stockholders, (ii) pro rata acceleration of vesting of options granted as annual equity awards in connection with the 2023 annual meeting of stockholders for directors departing after the 2023 annual meeting of stockholders but at or before our 2024 annual meeting of stockholders, with the pro rata acceleration determined based on the number of full or partial months served as a non-employee director on and after the 2023 annual meeting of stockholders date, and (iii) extension of the post-termination exercise period for vested options held by departing directors to three years following the director’s cessation of service (or, if earlier, upon the expiration of the option).
In November 2023, the compensation committees worked with Aon to again update prior competitive assessments of our board of director compensation program. Based on these findings, in November 2023, the compensation committee recommended certain changes to the non-employee director compensation program.
In December 2023, the board of directors approved, following its annual assessment of the director compensation program and including its consideration of the input and recommendations from the compensation committee, the following changes to the cash and equity compensation of non-employee directors (as amended, the “Amended and Restated Director Compensation Policy”), which changes adjust the director compensation program to more closely align with the non-employee director compensation practices of the Company’s peer group:
•Beginning January 1, 2024, the annual cash retainer fee for service as chair of the audit committee will be increased from $15,000 to $20,000, the annual cash retainer fee for service as a member of the audit committee will be increased from $7,500 to $10,000, the annual cash retainer fee for service as chair of the compensation committee will be increased from $12,000 to $15,000, the annual cash retainer fee for service as a member of the compensation committee will be increased from $6,000 to $7,500, the annual cash retainer fee for service as chair of the nominating and corporate governance committee will be increased from $8,500 to $10,000, the annual cash retainer fee for service as a member of the nominating and corporate governance committee will be increased from $4,250 to $5,000;
•Effective immediately, the initial option grants for new non-employee directors, to be granted on or about the time of the director joining the board of directors, were changed from options to purchase 50,000 shares of Company common stock to options to purchase 74,000 shares of Company common stock, with the vesting schedule remaining as 1/36th of the shares subject to the option vesting on each monthly anniversary of the grant date, subject to the director’s continued service; and
•Effective immediately, the annual equity grant to continuing non-employee directors, to be granted at or about the time of our annual meeting of stockholders, was changed from options to purchase 25,000 shares of Company common stock to 37,000 shares, with the vesting schedule remaining 100% of the shares subject to the option vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date.
Following the recommendation of the compensation committee, the board of directors also determined to not implement stock ownership guidelines at this time. No other changes to board of director compensation were made for 2023.
Cash Compensation for Directors
In 2023, we provided the below annual cash retainer fees for service on our board of directors and committees. The fees for service on committees are in addition to the annual retainer fees for service on the board of directors.

	Effective January 1, 2023	Effective January 1, 2024
	Amount ($)	Amount ($)
Board of Directors:
Member	40,000	40,000
Lead Independent Director	65,000	65,000
Audit Committee:
Member	7,500	10,000
Chair	15,000	20,000
Compensation Committee:
Member	6,000	7,500
Chair	12,000	15,000
Nominating and Corporate Governance Committee:
Member	4,250	5,000
Chair	8,500	10,000
Research and Development Committee:
Member	6,000	6,000
Chair	15,000	15,000

Cash retainer fees were amended in December 2023 as discussed above.
Equity Compensation for Directors
Beginning from December 2023, new non-employee directors will be granted an initial option grant to purchase 74,000 shares of common stock, to be granted on or about the time such director joins the board of directors, with a vesting schedule of 1/36th of the options vesting on each monthly anniversary of the grant date, subject to the optionee’s continued service through such date.
In addition, non-employee directors will be granted an annual option grant to purchase 37,000 shares of common stock, to be granted at or about the time of the Company’s annual meeting of stockholders, with a vesting schedule of 100% of the options vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date.
Upon cessation of a non-employee director’s continued service, each outstanding stock option held by such director is subject to (i) full acceleration of vesting of options granted as annual equity awards in connection with our 2022 annual meeting of stockholders for directors departing on or after May 24, 2023 and at or prior to the 2023 annual meeting of stockholders held on December 7, 2023 and (ii) pro rata acceleration of vesting of options granted as annual equity awards in connection with the 2023 annual meeting of stockholders for directors departing after the 2023 annual meeting of stockholders, but at or before our 2024 annual meeting of stockholders, with the pro rata acceleration determined based on the number of full or partial months served as a non-employee director on and after the 2023 annual meeting of stockholders date.
In addition, the post-termination exercise period for vested options held by departing directors is extended to three years following the director’s cessation of service (or, if earlier, upon the expiration of the option).
Expense Reimbursement
Each member of our board of directors is also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending board meetings and meetings for any committee on which he or she serves. These amounts are not included in the table above.
Risk Management
As part of its normal practice, the compensation committee evaluates the risk-taking incentives created by our compensation programs, policies and practices and has concluded that such programs, policies and practices are not reasonably likely to have a material adverse effect on the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth summary information relating to our Equity Compensation Plan, employee share purchase plan, as amended (the “ESPP”), the Original Plan and the Inducement Plan as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity Compensation Plan	7,136,255(3)	$12.99(4)	4,594,639
ESPP	—	—	2,029,328
Original Plan	493,878	$17.07(5)	$12.65
Equity compensation plans not approved by security holders
Inducement Plan	700,000	$12.36	50,000
________________________
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
(4) Stock options granted under the Equity Compensation Plan are granted with exercise prices in both Canadian dollars and U.S. dollars. As of December 31, 2023, there were 6,364,842 outstanding stock options under the Equity Compensation Plan, consisting of 995,600 stock options with a weighted average exercise price of C$17.98 ($13.32 based on the U.S. dollar per Canadian dollar exchange rate of 0.7409, which was the average annual Bank of Canada exchange rate for 2023) and 5,369,242 stock options with a weighted average exercise price of $12.45.
(5) Stock options granted under the Original Plan were granted with exercise prices in Canadian dollars. As of December 31, 2023, there were 493,878 outstanding stock options under the Original Plan, with a weighted average exercise price of C$17.07 ($12.65 based on the U.S. dollar per Canadian dollar exchange rate of 0.7409, which was the average annual Bank of Canada exchange rate for 2023).
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
Share Ownership
The table below indicates information as of February 29, 2024, regarding the beneficial ownership of our common stock for:
•each person who is known by us to beneficially own more than 5% of our common stock;
•each named executive officer;
•each of our directors; and
•all executive officers and directors as a group.
In accordance with SEC rules, for the purposes of calculating percent ownership, as of February 29, 2024, (i) 70,532,213 shares of common stock were issued and outstanding, and, (ii) for any individual who beneficially owned shares represented by exchangeable shares, warrants, options, or restricted stock units that were exercisable or scheduled to vest within sixty days of February 29, 2024, those shares were treated as if outstanding for that person, but not for any other person. Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. To our knowledge, except as noted in the table below, no person or entity was the beneficial owner of more than 5% of the voting power of our common stock as of February 29, 2024.
Except as otherwise indicated, the address of each of the persons in this table is 108 Patriot Drive, Suite A, Middletown, Delaware 19709.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned	Total Voting Percentage †
5% and Greater Stockholders:
EcoR1 Capital, LLC	14,262,473(1)	19.99%(2)	19.81%(2)
BVF Partners L.P.	5,870,000(3)	8.32%	8.25%
Redmile Group, LLC	5,790,230(4)	8.21%	8.13%
Morgan Stanley	4,842,464(5)	6.87%	6.80%
BlackRock, Inc.	3,923,328(6)	5.56%	5.51%
Directors and Named Executive Officers:
Christopher Astle	98,872(7)	*	*
Carlos Campoy	12,500(8)	*	*
Alessandra Cesano	4,111(9)	*	*
Troy M. Cox	80,500(10)	*	*
Nancy Davidson	8,222(11)	*	*
Kenneth Galbraith	372,199(12)	*	*
Neil Klompas	681,600(13)	*	*
Susan Mahony	73,000(14)	*	*
Derek J. Miller	16,666(15)	*	*
Paul Moore	119,086(16)	*	*
Kelvin Neu	34,000(17)	*	*
Scott Platshon	—	—	—
Hollings C. Renton	84,425(18)	*	*
All Directors, Executive Officers:
All current executive officers and directors as a group (13 persons)(19)	962,331	1.35%	1.33%
________________________
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
(1) Consists of (i) 12,658,224 shares of common stock held by EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”) and (ii) 781,523 shares of common stock issuable upon the exercise of pre-funded warrants held by Qualified Fund, (iii) 779,249 shares of common stock held by EcoR1 Capital Fund, L.P. (“Capital Fund”), and (iv) 43,477 shares of common stock issuable upon the exercise of pre-funded warrants held by Capital Fund. Qualified Fund, Capital Fund and other private investment funds managed by EcoR1 Capital, LLC (collectively, “EcoR1”) are prohibited from exercising such pre-funded warrants, if as a result of such exercise, EcoR1 would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise. EcoR1 is managed by EcoR1 Capital, LLC (“EcoR1 LLC”). Oleg Nodelman, the manager of EcoR1 LLC, has shared voting control and investment discretion over the securities reported herein that are held by EcoR1. As a result, Mr. Nodelman may be deemed to have beneficial ownership of the securities that are held by EcoR1. The address of these entities and this individual is 357 Tehama Street #3, San Francisco, California 94103. Scott Platshon, a Partner of EcoR1, is a member of the board of directors of the Company.
(2) In December 2023, the Company entered into a securities purchase agreement with funds affiliated with EcoR1 for the sale of an aggregate of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of common stock, $0.00001 par value per share, in a private placement. Each pre-funded warrant will be exercisable at an exercise price equal to $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrant and will be exercisable at any time on or after the closing date, subject to a post-exercise beneficial ownership limitation of 19.99% (“Maximum Percentage”). For purposes of calculating the Percentage of Shares Beneficially Owned and the Total Voting Percentage, the calculations only include 825,000 shares of common stock issuable upon the exercise of 825,000 pre-funded warrants pursuant to the Maximum Percentage, and do not include the remaining 4,261,521 pre-funded warrants to purchase 4,261,521 shares of our common stock.
(3) Based on a Schedule 13G filed January 3, 2023, consists of 3,146,377 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), 2,370,712 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF2”), 267,526 shares of common stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), and 85,385 shares of common stock held in a certain BVF Partners L.P. managed account, each as of December 22, 2022. BVF Partners L.P., as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of BVF Partners OS Ltd., the general partner of Trading Fund OS, may be deemed to beneficially own the 5,870,000 shares of common stock as of December 22, 2022. The address for this entity is 44 Montgomery Street, 40th Floor, San Francisco, CA 941014.
(4) Based on a Schedule 13G/A filed February 14, 2024, consists of 5,790,230 shares of common stock held as of December 31, 2023 by certain private investment vehicles and/or sub-advised accounts managed by Redmile Group, LLC (“Redmile”) and may be deemed beneficially owned by Redmile as investment manager of such private investment vehicles and/or sub-advised accounts, and by Jeremy C. Green as the principal of Redmile. The address for this entity and individual is One Letterman Drive Building D, Suite D3-300, San Francisco, CA 94129 and c/o Redmile Group LLC, 45 W. 27th Street, Floor 11, New York, NY 10001, respectively.
(5) Based on a Schedule 13G/A filed February 9, 2024, consists of 4,842,464 shares of common stock held by Morgan Stanley as of December 31, 2023. The address for this entity is 1585 Broadway, New York, NY, 10036.
(6) Based on a Schedule 13G filed January 29, 2024, consists of 3,923,328 shares of common stock held by BlackRock, Inc., as of December 31, 2023. The address for this entity is 50 Hudson Yards, New York, NY 10001.
(7) Consists of 6,503 shares of common stock and 92,369 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(8) Consists of 12,500 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(9) Consists of 4,111 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(10) Consists of 7,500 shares of common stock and 73,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(11) Consists of 8,222 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(12) Consists of 23,762 shares of common stock and 348,437 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(13) Consists of 17,032 shares held personally and 700 shares held by S. Jennifer Heine, and 663,868 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(14) Consists of 73,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(15) Consists of 16,666 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(16) Consists of 7,367 shares of common stock and 111,719 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(17) Consists of 34,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.
(18) Consists of 84,425 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 29, 2024.
(19) Although Mr. Klompas was one of our named executive officers in 2023, he is no longer with the Company and thus his ownership is not included in the total of shares beneficially owned by the current executive officers and directors as a group. Dr. Smith is not a named executive officer, but he is a current executive officer as a result of his promotion to Executive Vice President and Chief Medical Officer in January 2024. Therefore, Dr. Smith's ownership is reflected in the total shares beneficially owned by the current executive officers and directors as a group.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
Other than as discussed below and the compensation arrangements discussed under “Executive Compensation—Discussion of Executive Compensation Practices,” since January 1, 2022, there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC.
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
On June 16, 2023, EcoR1 purchased an aggregate of 3,350,000 shares of common stock at $8.12 per share under our at-the-market sales agreement, dated as of November 9, 2022, with Cantor Fitzgerald & Co. We received gross proceeds of $27.2 million and net cash proceeds of $26.2 million, after underwriting commissions and offering expenses. EcoR1 beneficially owned more than 5% of our shares of common stock prior to this purchase.
On December 28, 2023, EcoR1 purchased an aggregate of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock in a private placement. The per share purchase price for the pre-funded warrants is $9.8299, for an aggregate purchase price of approximately $50 million. In connection with the private placement, we entered into a registration rights agreement with EcoR1 requiring us to register the resale of the shares of our common stock issuable upon exercise of the pre-funded warrants. In addition, we agreed that EcoR1 will have the right to nominate one of its partners as a member of our board of directors, subject to specified conditions. On February 22, 2024, our board of directors appointed Mr. Scott Platshon as a member of our board of directors. EcoR1 beneficially owned more than 5% of our shares of common stock prior to this purchase. Under the registration rights agreement, we agreed to file a registration statement covering the resale by EcoR1 of their registrable securities upon the earlier of March 15, 2024 and the first business day following the date that we file this Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We agreed to use commercially reasonable efforts to cause such registration statement or final prospectus, as applicable, to be declared effective as soon as practicable, but no later than the later of April 29, 2024 and the 123rd calendar day following the closing date, and to keep such registration statement effective for a period that will terminate upon the earliest of (i) the date that all registrable securities covered by such registration statement or final prospectus, as applicable, have been sold, (ii) the date that all registrable securities covered by such registration statement or final prospectus, as applicable, may be sold without the requirement for us to be in compliance with the current public information required under Rule 144 as to such registrable securities and without volume or manner-of-sale restrictions and (iii) two (2) years after the date of the securities purchase agreement.
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
Interests of Management and Others in Material Transactions
Other than as described elsewhere in this Annual Report on Form 10-K, there are no material interests, direct or indirect, of any of our directors or executive officers, any stockholder that beneficially owns, or controls or directs (directly or indirectly), more than 5% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, in any transaction since January 1, 2022 that has materially affected or is reasonably expected to materially affect us or our subsidiaries.
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
Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act, and the Nasdaq listing rules. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act.
The board of directors has determined that all directors, except Mr. Galbraith, meet the independence requirements under the Nasdaq listing standards, and qualify as “independent directors” under the Nasdaq listing standards. Mr. Galbraith is not considered independent by virtue of being our Chief Executive Officer. The board of directors also determined that Mr. Campoy, Mr. Cox and Mr. Miller, who comprise our audit committee, and Dr. Mahony, Mr. Renton and Dr. Davidson, who comprise our compensation committee, each satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq listing standards, and that Mr. Campoy, Mr. Miller, and Dr. Cesano, who comprise our nominating and corporate governance committee, are independent. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them, including those described in the section titled “—Certain Relationships and Related Transactions.”
As part of the board of directors’ determination that Mr. Miller satisfied the independence requirements under the Nasdaq listing standards and qualifies as an independent director, the board of directors considered the consulting agreement (the “Consulting Agreement”) we entered into in May 2022 with Derek J Miller Consulting LLC, a limited liability company owned by Mr. Miller. Pursuant to the Consulting Agreement, Mr. Miller has provided certain consulting services to us, including but not limited to providing advice regarding development of corporate strategy, including corporate messaging, pipeline and technology platform strategies, business development, licensing, investor activities and related matters. In October 2023, we entered into a Termination of Consulting Agreement and Further Amended and Restated Statement of Work #1 with Derek J Miller Consulting LLC, which provides for, among other things, the termination of the Consulting Agreement effective as of November 30, 2023. In total, we have paid Mr. Miller an aggregate of approximately $36,000 for such consulting services, of which (i) approximately $22,000 was paid for services rendered prior to Mr. Miller’s appointment to the board of directors and (ii) approximately $14,000 was paid for services rendered after Mr. Miller joined the board of directors.
There are no family relationships among any of our directors, director nominees or executive officers.

Item 14.    Principal Accounting Fees and Services
Principal Independent Accountant Fees and Services
KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 24, 2015.
Aggregate fees billed by our independent auditors, KPMG, for the years ended December 31, 2023 and December 31, 2022, are detailed in the table below:

	2023	2022
	($)(5)	($)(5)
Audit Fees(1)	$775,096	$752,300
Audit Related Fees(2)	—	—
Tax Fees(3)	507,300	385,600
All Other Fees(4)	—	—
Total Fees Paid	$1,282,396	$1,137,900
________________________
(1) Fees for audit service on an accrued basis.
(2) Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3) Fees for professional services rendered for tax compliance, tax advice and tax planning, which include fees of $126,486 for tax compliance in 2023 (2022: $160,622).
(4) All other fees billed by the auditor for products and services not included in the foregoing categories.
(5) Canadian dollar amounts have been converted to U.S. dollars for the purposes of the table. For 2023 and 2022, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7410 and 0.7685, which were the average annual Bank of Canada exchange rates for 2023 and 2022, respectively.
Pre-approval Policies and Procedures
Our audit committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the audit committee or a delegate of the audit committee. The audit committee has delegated pre-approval responsibility to the chair of the audit committee with respect to audit and permissible non-audit services and any associated fees. All services that KPMG provided to us in 2023 and 2022 have been pre-approved by our audit committee.
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

4.3
Registration Rights Agreement, dated December 23, 2023, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

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

10.4†
Collaboration Agreement, effective as of December 23, 2014, by and among Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 10.22 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

Exhibit No.	Description
10.5†
First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

10.6*
Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.7*
Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.8*
Letter Agreement, effective April 20, 2021, by and between Zymeworks BC Inc. and Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.9*
Fourth Amendment to Collaboration Agreement, dated August 4, 2021, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.10†
Collaboration and License Agreement, effective as of December 1, 2015, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.23 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.11†
Side Letter Agreement effective as of January 11, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.12*
First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.13*
Side Letter Agreement effective as of September 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.14
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

10.16†
Platform Technology Transfer and License Agreement, effective as of April 21, 2016, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.24 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.17*
First Amendment to Platform Technology Transfer and License Agreement between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 14, 2019 (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.18*
Letter Agreement, effective June 4, 2021, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.7 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.19†
Collaboration and License Agreement, effective as of November 13, 2017, by and between Zymeworks BC Inc. and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

10.20†
First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between Zymeworks BC Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

Exhibit No.	Description
10.21†
License Agreement, effective as of May 14, 2018, by and between Zymeworks BC Inc. and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018).

10.22*
Termination and License Agreement by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd., effective as of February 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

10.23†
License and Collaboration Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.24*
First Amendment to Collaboration Agreement, effective March 29, 2021, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.25*
Second Amendment to License and Collaboration Agreement, dated August 10, 2021, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.26*
Third Amendment License and Collaboration Agreement by and between Zymeworks BC Inc. and BeiGene, Ltd., dated September 18, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

10.27*
Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.28
Termination Agreement by and between Zymeworks BC Inc. and BeiGene, Ltd., dated September 18, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

10.29
Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.29 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.30
Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.31
Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and Zymeworks BC Inc.(incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.32
Third Lease Modification Agreement, dated February 17, 2021, by and between Zymeworks BC Inc. and 5th & Main Partnership (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.33
Fourth Lease Modification Agreement, dated May 7, 2021, by and between Zymeworks BC Inc. and 5th and Main Partnership (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.34
Lease Amending Agreement, dated April 1, 2022, by and between Zymeworks BC Inc. and 130 E 4th Partnership (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.35
Notice of Assignment of Lease, dated January 1, 2022 from 5th & Main Partnership, 2000 Main Holdings Inc. and Mount Pixel Projects Limited Partnership to Zymeworks BC Inc. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.36#
Separation and Release Agreement by and between Zymeworks Biopharmaceuticals Inc. and Neil Josephson, dated March 3, 2023 (incorporated by reference to Exhibit 10.59 to the Company's Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.37#
Employment Agreement by and between Zymeworks BC Inc. and Kenneth Galbraith, dated January 5, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

Exhibit No.	Description
10.38#
Amendment to Employment Agreement, dated as of December 30, 2022, by and among Kenneth Galbraith, Zymeworks BC Inc. and Zymeworks Management Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2022).

10.39#
Amendment #2 to Employment Agreement, dated as of January 3, 2024, by and among Kenneth Galbraith and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.40#
Amended and Restated Employment Agreement by and between Zymeworks BC Inc. and Christopher Astle, dated February 24, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on February 25, 2022).

10.41#
Amendment to Amended and Restated Employment Agreement by and between Christopher Astle and Zymeworks BC Inc., dated November 17, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2022).

10.42 #	Employment Agreement by and between Zymeworks Pharmaceuticals Limited and Jeffrey Smith, dated January 3, 2023.

10.43 #	Letter, dated January 5, 2024, from Zymeworks Inc. to Jeffrey Smith.

10.44#	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.45#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.73 to the Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.46#
Amended and Restated Employment Agreement by and between Zymeworks BC Inc., the Company and Paul Moore, dated July 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.47	Notice of Articles of ExchangeCo (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.48	Articles of ExchangeCo (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.49#	Inducement Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder).

10.50#
Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) and UK Sub-Plan to the Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder).

10.51#
Second Amended and Restated Employee Stock Option Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.52#	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.53
Sales Agreement, dated November 9, 2022, by and between the Company and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2022).

10.54*
Amended and Restated License and Collaboration Agreement, dated May 15, 2023, by and between Zymeworks BC Inc. and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2023).

10.55*, +
Stock and Asset Purchase Agreement, dated April 25, 2023, by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Zanidatamab Inc., and Jazz Pharmaceuticals, Inc (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.56*, +
Amendment No. 1 to Stock and Asset Purchase Agreement, dated May 15, 2023, by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Zanidatamab Inc., and Jazz Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

Exhibit No.	Description
10.57
Securities Purchase Agreement, dated December 23, 2023, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy.

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2023 and 2022, (ii) Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________
†    The Company has omitted portions of the referenced exhibit pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Exchange Act.
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
Dated: March 6, 2024

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Galbraith, and Christopher Astle, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2024
Kenneth Galbraith

/s/ Christopher Astle	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 6, 2024
Christopher Astle

/s/ Troy M. Cox	Director	March 6, 2024
Troy M. Cox

/s/ Alessandra Cesano	Director	March 6, 2024
Alessandra Cesano

/s/ Susan Mahony	Director	March 6, 2024
Susan Mahony

/s/ Kelvin Neu	Director	March 6, 2024
Kelvin Neu

/s/ Hollings C. Renton	Director	March 6, 2024
Hollings C. Renton

/s/ Carlos Campoy	Director	March 6, 2024
Carlos Campoy

/s/ Derek Miller	Director	March 6, 2024
Derek Miller

/s/ Nancy Davidson	Director	March 6, 2024
Nancy Davidson

/s/ Scott Platshon	Director	March 6, 2024
Scott Platshon