Form 10-Q
period 2024-03-31
Zymeworks Inc.
filed 2024-05-02
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of April 30, 2024 was 70,704,890.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2024

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
i

•the extent to which our business may be adversely affected by pandemics or other health crises;
•global economic and political conditions, including as a result of the Russian invasion of Ukraine and the conflicts in Israel and the Gaza Strip and the broader Middle East, as well as social and political unrest in the locations where our clinical trials are held, and the related impact on our business and the markets generally;
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
Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until the Redomicile Transactions, refer to Zymeworks BC Inc. (“Zymeworks BC”) and its subsidiaries and (ii) for periods after the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries. Effective October 13, 2022, we became a Delaware corporation, following receipt of necessary shareholder, stock exchange, and court approvals (the “Redomicile Transactions”).

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2024

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	March 31, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$114,814	$157,557
Short-term marketable securities (note 5)	230,233	216,770
Accounts receivable	30,949	19,477
Prepaid expenses and other current assets	17,824	19,122
Total current assets	393,820	412,926
Long-term marketable securities (note 5)	75,446	81,930
Long-term prepaids and other assets	7,676	7,566
Deferred tax asset	3,704	3,615
Property and equipment, net	18,972	19,847
Operating lease right-of-use assets	17,067	17,696
Intangible assets, net	7,423	7,656
Acquired in-process research and development (note 6)	17,628	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$553,752	$580,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$47,434	$45,992
Income tax payable	1,861	1,811
Current portion of operating lease liability (note 11)	4,155	4,261
Deferred revenue (note 9)	3,440	3,699
Total current liabilities	56,890	55,763
Long-term portion of operating lease liability (note 11)	20,977	22,369
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	1,594	1,701
Deferred tax liability	3,351	3,300
Total liabilities	115,753	116,074
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at March 31, 2024 and December 31, 2023, respectively; 70,677,106 and 70,115,997 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively (note 8b)	1,003,481	997,227
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of March 31, 2024 and December 31, 2023 (note 8b).	—	—
Exchangeable shares, no par value, 570,637 and 651,219 issued and outstanding shares at March 31, 2024 and December 31, 2023, respectively (note 8b)	8,188	9,345
Additional paid-in capital	143,144	142,274
Accumulated other comprehensive loss	(7,724)	(6,603)
Accumulated deficit	(709,090)	(677,437)
Total stockholders’ equity	437,999	464,806
Total liabilities and stockholders’ equity	$553,752	$580,880
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Revenue
Research and development collaborations (note 9)	$10,030	$35,578
Operating expenses:
Research and development	32,042	45,912
General and administrative	15,790	16,947
Total operating expenses	47,832	62,859
Loss from operations	(37,802)	(27,281)
Other income:
Interest income	5,920	4,805
Other income (expense), net (note 10)	304	(487)
Total other income, net	6,224	4,318
Loss before income taxes	(31,578)	(22,963)
Income tax expense	(75)	(1,390)
Net loss	(31,653)	(24,353)
Other comprehensive (loss) income:
Unrealized (loss) income on available for sale securities, net of tax of nil (note 5)	(1,121)	720
Total other comprehensive (loss) income	(1,121)	720
Comprehensive loss	$(32,774)	$(23,633)

Net loss per common share (note 4):
Basic	$(0.42)	$(0.36)
Diluted	$(0.42)	$(0.37)

Weighted-average common stock outstanding (note 4):
Basic	76,214,833	66,739,308
Diluted	76,248,158	66,742,030

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of options	—	—	—	—	203,518	2,581	—	—	(626)	1,955
Issuance of common stock through employee stock purchase plan	—	—	—	—	52,905	577	—	—	—	577
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	224,104	1,939	—	—	(1,939)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,435	3,435
Net loss	—	—	—	—	—	—	(31,653)	—	—	(31,653)
Other comprehensive loss	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Balance at March 31, 2024	1	$—	570,637	$8,188	70,677,106	$1,003,481	$(709,090)	$(7,724)	$143,144	$437,999

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of options	—	—	—	—	203,239	2,649	—	—	(1,001)	1,648
Issuance of common stock through employee stock purchase plan	—	—	—	—	50,420	371	—	—	—	371
Issuance of common stock upon vesting of RSUs	—	—	—	—	2,965	132	—	—	(132)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(767,645)	(11,016)	767,645	11,016	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,196	2,196
Net loss	—	—	—	—	—	—	(24,353)	—	—	(24,353)
Other comprehensive income	—	—	—	—	—	—	—	720	—	720
Balance at March 31, 2023	1	—	656,888	9,426	64,083,770	900,490	(583,116)	(5,939)	152,677	473,538
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(31,653)	$(24,353)
Items not involving cash:
Depreciation of property and equipment	1,061	1,584
Amortization of intangible assets	702	679
Stock-based compensation expense	3,552	2,325
Amortization of operating lease right-of-use assets	549	637
Deferred income tax (recovery) expense	(38)	9
Change in fair value of contingent consideration liability	(700)	499
Unrealized foreign exchange gain	(487)	(298)
Changes in non-cash operating working capital:
Accounts receivable	(11,468)	(33,516)
Prepaid expenses and other current assets	(227)	(1,671)
Accounts payable and accrued liabilities	2,284	(28,266)
Operating lease liabilities	(1,035)	(820)
Deferred revenue and other consideration	(259)	—
Income taxes payable	50	—
Net cash used in operating activities	(37,669)	(83,191)
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	1,743	1,516
Issuance of common stock through employee stock purchase plan	386	236
Finance lease payments	(6)	(14)
Net cash provided by financing activities	2,123	1,738
Cash flows from investing activities:
Purchases of marketable securities	(66,509)	(182,055)
Proceeds from marketable securities	59,847	44,219
Acquisition of property and equipment	(185)	(386)
Acquisition of intangible assets	(469)	—
Net cash used in investing activities	(7,316)	(138,222)
Effect of exchange rate changes on cash and cash equivalents	119	346
Net change in cash and cash equivalents	(42,743)	(219,329)
Cash and cash equivalents, beginning of period	157,557	400,912
Cash and cash equivalents, end of period	$114,814	$181,583
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Notes to the Interim Condensed Consolidated Financial Statements
(unaudited)
(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of Operations
Zymeworks Inc. together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks BC Inc. (“Zymeworks BC”), (previously known as “Zymeworks Inc.”) was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
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
To effect the Redomicile Transactions, the Company conducted a share exchange, pursuant to which holders of the Company’s common shares exchanged their common shares in the Company for shares of common stock of Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) or, at their election with respect to all or a portion of their common shares in the Company and subject to applicable eligibility criteria and an overall cap, exchangeable shares (the “Exchangeable Shares”) in the capital of a newly formed indirect subsidiary of Zymeworks Inc. A special meeting of Company security holders was held on October 7, 2022 to approve the Redomicile Transactions. The Redomicile Transactions were governed by a transaction agreement dated July 14, 2022, as restated and amended on August 18, 2022 (the “Restated and Amended Transaction Agreement”), by and among the Company and its direct or indirect subsidiaries Zymeworks Inc., Zymeworks CallCo ULC (“CallCo”) and Zymeworks ExchangeCo Ltd., (“ExchangeCo”) including a plan of arrangement included as Exhibit A to the Restated and Amended Transaction Agreement (the “Plan of Arrangement”).
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2023.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023.

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

4. Net loss per share
Net loss per share for the three months ended March 31, 2024 and 2023 was as follows:

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders:
Basic	$(31,653)	$(24,353)
Adjustment for change in fair value of liability classified stock options	(209)	(354)
Diluted	$(31,862)	$(24,707)

Denominator:
Weighted-average common stock outstanding:
Basic	76,214,833	66,739,308
Adjustment for dilutive effect of liability classified stock options	33,325	2,722
Diluted	76,248,158	66,742,030

Net loss per common share – basic	$(0.42)	$(0.36)
Net loss per common share – diluted	$(0.42)	$(0.37)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings and December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2024 as the effect would be to reduce the net loss per share.

5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of March 31, 2024:

	March 31, 2024
	Amortized Cost	Unrealized Loss	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”)	$76,053	$—	$76,053
U.S. Treasury notes	38,993	(43)	38,950
Corporate debt securities	115,412	(182)	115,230
	230,458	(225)	230,233
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	8,060	(5)	8,055
Corporate debt securities	58,394	(687)	57,707
Contractual maturity of three to four years:
Corporate debt securities	9,832	(148)	9,684

	76,286	(840)	75,446

	$306,744	$(1,065)	$305,679

The following table summarizes the Company’s marketable securities as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs	$75,066	$—	$75,066
U.S. Treasury notes	46,416	136	46,552
Corporate debt securities	94,900	252	95,152
	216,382	388	216,770
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	70,181	(321)	69,860
Contractual maturity of three to four years:
Corporate debt securities	12,081	(11)	12,070

	82,262	(332)	81,930

	$298,644	$56	$298,700

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$17,830				$23,126
Cash equivalents:
Money market funds	$36,551	$—	$—	$36,551	$64,247	$—	$—	$64,247
GICs	60,433	—	—	60,433	70,184	—	—	70,184
	96,984	—	—	114,814	134,431	—	—	157,557

Marketable securities:
GICs	76,053	—	—	76,053	75,066	—	—	75,066
U.S. Treasury notes	47,005	—	—	47,005	46,552	—	—	46,552
Corporate debt securities	—	182,621	—	182,621	—	177,082	—	177,082
	123,058	182,621	—	305,679	121,618	177,082	—	298,700

Total	$220,042	$182,621	$—	$420,493	$256,049	$177,082	$—	$456,257

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. The carrying value of IPR&D, net of impairment, was $17,628 at both March 31, 2024 and December 31, 2023. The Company concluded that there were no impairment indicators related to IPR&D as of March 31, 2024.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2023. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2023, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2024.

7. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Trade payables	$2,520	$6,212
Accrued research and development expenses	38,354	26,661
Employee compensation and vacation accruals	2,536	6,153
Fair value of liability classified stock options	742	960
Accrued legal and professional fees	1,978	3,707
Liability for contingent consideration (note 13)	870	1,570
Other	434	729
Total	$47,434	$45,992
Other long-term liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Liability for contingent consideration (note 13)	$308	$308
Liability from in-licensing agreements	747	747
Finance lease liability (note 11)	91	92
Other	448	554
Total	$1,594	$1,701
8. Stockholders’ Equity
a.Equity Offerings
2023 Private Placement
On December 28, 2023, the Company completed a private placement pursuant to which the Company sold 5,086,521 pre-funded warrants to purchase 5,086,521 shares of common stock at $9.8299 per pre-funded warrant. The Company received gross proceeds of $50,000 and net proceeds were $49,862, after expenses.
2023 ATM financing
On June 16, 2023, the Company sold 3,350,000 shares of common stock pursuant to the Company’s at-the-market sale program, at $8.12 per common share. Net proceeds were $26,233 after underwriting commissions and offering expenses.
b.Authorized Share Capital and Preferred Stock
The Company’s authorized share capital consists of 1,000,000,000 shares of stock, consisting of (i) 900,000,000 shares of common stock, par value $0.00001 per share, and (ii) 100,000,000 shares of preferred stock, par value $0.00001 per share.
In connection with the Plan of Arrangement, the Company issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of the Company’s preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding (the “Special Voting Preferred Stock”), enabling the Share Trustee to exercise voting rights for the benefit of the Exchangeable Shareholders.
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of March 31, 2024, there were 570,637 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2023: 651,219). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases

Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
c.Pre-Funded Common Share Warrants
In connection with the public offerings completed on June 24, 2019, January 27, 2020, January 31, 2022 and private placement completed on December 28, 2023 (note 8a), the Company issued a total of 13,668,482 pre-funded warrants which granted holders of warrants the right to purchase up to 8,581,961 common shares of the Company, at an exercise price of $0.0001 per share.
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
On August 23, 2022, October 25, 2022, October 27, 2022 and October 19, 2023, a total of 8,581,961 pre-funded warrants were exercised in exchange for issuance of 8,581,868 common shares. As a result of the December 28, 2023 private placement, as of March 31, 2024, there were 5,086,521 pre-funded warrants outstanding (December 31, 2023: 5,086,521).
d.Stock-Based Compensation
As of March 31, 2024, 5,035,012 shares of common stock were available for future award grants under the New Plan (December 31, 2023: 4,594,639 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of March 31, 2024, 50,000 shares of common stock were available for future award grants under this plan (December 31, 2023: 50,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2023:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2023	771,413	8.63
Granted	957,750	10.56
Vested and settled	(224,104)	8.65
Forfeited	(104,102)	11.53
Outstanding, March 31, 2024	1,400,957	9.73
As of March 31, 2024, there was $7,830 of unamortized RSU expense that will be recognized over a weighted average period of 1.66 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	1,489,478	19.59	14.39	5.50	2,987	2,255
Granted	—	—	—
Exercised	(103,814)	11.57	8.57
Forfeited	(20,758)	19.54	14.50
Outstanding, March 31, 2024	1,364,906	20.20	14.83	5.37	2,994	2,211
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	6,069,242	12.97	7.67	9,213
Granted	1,808,800	10.78
Exercised	(99,704)	8.65
Forfeited	(277,406)	9.54
Outstanding, March 31, 2024	7,500,932	12.63	7.96	9,071
During the three months ended March 31, 2024, the Company received cash proceeds of $1,743 from stock options exercised.
The stock options outstanding at March 31, 2024 expire at various dates from April 1, 2024 to March 10, 2034.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, RSUs, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments, are recorded in research and development expense, general and administration expense and finance expense as follows:

	Three Months Ended March 31,
	2024	2023

Research and development expense	$1,925	$445
General and administrative expense	1,534	1,732
The amounts above include stock-based compensation expense relating to RSUs of $1,022 for the three months ended March 31, 2024 (2023: $655).

The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2024	2023
Dividend yield	0%	0%
Expected volatility	65.0%	67.8%
Risk-free interest rate	4.01%	3.82%
Expected average life of options	6.04 years	6.07 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at March 31, 2024 and 2023 are as follows:

	March 31, 2024	March 31, 2023
Dividend yield	0%	0%
Expected volatility	49.1%	80.6%
Risk-free interest rate	4.10%	3.70%
Expected average option term	0.77 years	1.78 years
Number of liability classified stock options outstanding	369,096	563,403
At March 31, 2024, the unamortized compensation expense related to unvested options was $14,644. The remaining unamortized compensation expense as of March 31, 2024 will be recognized over a weighted-average period of 1.78 years.
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships. which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended March 31,
	2024	2023
Jazz:
Development support payments	$2,066	$26,142
Drug supply for ongoing studies	6,218	4,753
Other drug supply	1,578	3,528

Research support and other payments from other partners	168	1,155
	$10,030	$35,578
Since December 31, 2023, there have not been any material changes to the key terms of our collaboration and license agreements.
Contract Assets and Liabilities
As at March 31, 2024, contract assets from research, collaboration and licensing agreements were nil, which is presented within accounts receivable (December 31, 2023: nil which is presented within accounts receivable) and contract liabilities were $36,381 (December 31, 2023: $36,640). As at March 31, 2024 and December 31, 2023, $3,440 and $3,699 respectively, of the contract liabilities is classified as short-term. Contract liabilities relate to deferred revenue from the BeiGene and Jazz agreements.

10. Other income (expense), net
Other income (expense), net, consists of the following:

	Three Months Ended March 31,
	2024	2023
Foreign exchange gain (loss), net	$285	$(456)
Other	19	(31)
	$304	$(487)

11. Leases
The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue and Seattle, Washington and in Redwood City, California with lease terms expiring between December 2024 and May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. On April 4, 2024, the Company terminated a lease for office space in Seattle, pursuant to which the Company will pay $6.1 million as a termination fee. The operating lease liability for this office space lease was $4.4 million as of March 31, 2024, which excludes variable lease payments.
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2024	December 31, 2023
Operating lease liabilities:
Current portion	$4,155	$4,261
Long-term portion	20,977	22,369
Total operating lease liabilities	25,132	$26,630
Finance lease liabilities:
Current portion included in other current liabilities	24	30
Long-term portion included in other long-term liabilities	91	92
Total finance lease liabilities	115	122
Total lease liabilities	$25,247	$26,752

Weighted average remaining lease term:
Operating leases	6.5 years	6.7 years
Weighted average discount rate:
Operating leases in U.S. dollars	3.6%	3.6%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for the three months ended March 31, 2024 was $1,341 and were included in net cash used in operating activities in the consolidated statement of cash flows.

As of March 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$5,325
1 to 2 years	5,010
2 to 3 years	4,946
3 to 4 years	3,370
4 to 5 years	3,110
Thereafter	7,773
Total operating lease payments	29,534
Less:
Imputed interest	(4,402)
Operating lease liabilities	$25,132
The cost components of the operating leases were as follows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Lease expenses:
Operating lease expense	$422	$657
Variable lease expense	418	386
	$840	$1,043
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value. As at March 31, 2024, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term and long-term marketable securities and accounts receivable. Cash and cash equivalents and investments in marketable securities are invested in accordance with the Company’s cash investment policy with the primary objective being the preservation of capital and maintenance of liquidity. The cash investment policy includes guidelines on the quality of financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company limits its exposure to credit loss by placing its cash and cash equivalents and investments with high credit quality financial institutions.
At March 31, 2024, the maximum exposure to credit risk for accounts receivable was $30,949, 90% which was from Jazz (December 31, 2023: $19,477) and all accounts receivable are due within the next 12 months. As at March 31, 2024 and December 31, 2023, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of (loss) income. At March 31, 2024, the Company’s net monetary assets denominated in Canadian dollars were $2,114 (C$2,863).
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

In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of March 31, 2024, the contingent consideration had an estimated fair value of $1,178, which has been recorded within liabilities (note 7) on the Company’s consolidated balance sheet (December 31, 2023: $1,878). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase / (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended March 31, 2024	$1,878	$(700)	$—	$1,178

The following tables present information about the Company’s liability for contingent consideration measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation technique used to determine such fair value:

	March 31, 2024	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,178	—	—	$1,178
Total	$1,178	$—	$—	$1,178

	December 31, 2023	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,878	—	—	$1,878
Total	$1,878	$—	$—	$1,878
The Company used the following assumptions to estimate fair value of contingent consideration liability as of March 31, 2024 and December 31, 2023 :

	March 31, 2024	December 31, 2023

Weighted assessment of the likelihood of the milestones	21.8%	33.5%
Weighted average estimated period for achievement of milestones	1.02 years	0.92 years
Discount rate	17.0%	17.0%
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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2024 and with the securities commissions in all provinces and territories of Canada on March 6, 2024. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. Unless the context otherwise requires or otherwise expressly states, all references in this Quarterly Report on Form 10-Q to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.
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
Our lead product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited, granting to each of them exclusive rights to develop and commercialize zanidatamab in different territories. Jazz Pharmaceuticals Ireland Limited and Jazz Pharmaceuticals, Inc. (“Jazz Inc.”) are both subsidiaries of Jazz Pharmaceuticals plc. Jazz Pharmaceuticals Ireland Limited, Jazz Inc. and Jazz Pharmaceuticals plc are referred to herein collectively as “Jazz”. For additional information regarding these agreements with BeiGene and Jazz, see the section titled “Strategic Partnerships and Collaborations” below. In April 2024, our partner Jazz announced that the rolling Biologics License Application (“BLA”) submission seeking accelerated approval for zanidatamab in second-line biliary tract cancers (“BTC”) in the United States had been completed. Jazz’s plans to submit a marketing authorization application (MAA) to the European Medicines Agency (EMA) are also proceeding. Jazz has also initiated a Phase 3 confirmatory trial for zanidatamab as first-line treatment in BTC. Based on the expected timeline and subject to approval, Jazz is aiming to launch zanidatamab in the United States for second-line BTC in 2025 or earlier. Similarly, our partner BeiGene has announced its intention to submit a BLA for zanidatamab with the National Medical Products Administration (“NMPA”) in China for treatment of HER2-amplified inoperable and advanced or metastatic BTC in the second half of 2024. Jazz is also evaluating zanidatamab for the first-line treatment of HER2-positive unresectable locally advanced or metastatic gastroesophageal adenocarcinomas (“GEA”). Jazz is targeting the pivotal Phase 3 top-line readout from the zanidatamab HERIZON-GEA-01 trial in late 2024. In March 2024, Jazz announced its intention to initiate a Phase 3 clinical trial, anticipated in the second half of 2024, for breast cancer patients who have progressed on trastuzumab deruxtecan (“T-DXd”).
Our second clinical-stage product candidate, zanidatamab zovodotin (formerly known as “ZW49”), combines the unique biparatopic antibody design of zanidatamab with our ZymeLink auristatin ADC technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. Zanidatamab zovodotin remains ready for a Phase 2 study in combination with pembrolizumab in patients with locally advanced (unresectable) or metastatic HER2-overexpressing non-squamous non-small cell lung cancer (“NSCLC”). However, we have deprioritized the initiation of the planned Phase 2 study and have paused recruitment of our Phase 1 clinical trial in Japan. We continue to explore potential development and commercial collaborations for zanidatamab zovodotin.
Our preclinical programs include novel ADC and multispecific antibody therapeutics (“MSAT”) candidates focusing on validated targets which provide opportunities for benchmarking in preclinical development and expected clinical differentiation. Our ADC candidates exploit our proprietary topoisomerase 1 inhibitor (“TOPO1i”) payload (ZD06519) while exploring alternate mechanisms of action for longer-term development and leveraging validated peptide-cleavable linkers and stochastic conjugations. With potential for enhanced activity compared to combination therapy, our current MSAT candidates are developed with 2+1 bispecific or trispecific (with co-stimulation or checkpoint inhibition) T cell engager engineering. These approaches are designed to optimize tumor cell engagement and enhance T cell activation to increase anti-tumor activity while also minimizing cytokine release and off-tumor toxicities.
Our early-stage pipeline currently includes four preclinical candidates which have been nominated for development:
•ZW191, an ADC that targets folate receptor alpha (“FRα”)-expressing tumors including ovarian, other gynecological, and NSCLC, is built using our drug conjugate platforms, including our novel bystander active TOPO1i-based payload technology. A drug-antibody-ratio (“DAR”) of eight was selected to balance tolerability and efficacy. The FRα monoclonal antibody (“mAb”) incorporated in ZW191 was generated in-house and selected based on enhanced internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. FRα is a clinically validated target, and data supports its expression in approximately 75% of ovarian carcinomas and in 70% of NSCLC. Preclinical data is encouraging, demonstrating strong activity across a range of FRα-expressing patient-derived xenografts and superior internalization, payload delivery and tissue penetration compared to multiple FRα mAbs from other ADCs. ZW191 has been well tolerated in non-human primates at 60mg/kg.
•ZW171, a multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format T cell engaging multispecific antibody targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression levels across mesothelioma (~56%) and NSCLC (~36% ), making it an appealing target for therapeutic development with our proprietary T cell engager technology.
•ZW220, an ADC that targets sodium-dependent phosphate transporter 2b (“NaPi2b”)-expressing NSCLC and ovarian cancer, is (like ZW191) built using our proprietary TOPO1i-based payload technology. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was generated in-house and selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both high- and low-expressing NaPi2b-expressing tumors. A DAR of four was selected to balance tolerability and efficacy, with the fragment crystallizable (“Fc”) gamma receptor being silenced with the goal to minimize potential toxicities associated with this target. NaPi2b is expressed in approximately 96% of ovarian and 87% of NSCLC, with anti-tumor activity being demonstrated in patient-derived cell lines and growth inhibition in 3D spheroid NSCLC models (data generated using ZW220 that had a wildtype Fc region of the antibody). The bystander effect of the TOPO1i payload may help address NaPi2b heterogeneity across different cancers.
•ZW251, a potential first-in-class ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), which incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b). A DAR of four was selected to balance tolerability and efficacy, with ZW251 anti-tumor activity observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. We are encouraged by published research demonstrating the potential of GPC3-targeting antibody in HCC patients as evidenced by tumor localization of iodine radiolabeled condrituzumab, a prior clinical stage anti-GPC3 mAb, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC.
We expect to submit investigational new drug (“IND”) and foreign equivalent applications for ZW191 and ZW171 in 2024. Similarly, we expect to submit INDs and foreign equivalent applications for ZW220 and ZW251 in 2025. Beyond this, we aim to nominate the preclinical candidate for our fifth development program during 2024, and intend to submit an IND and foreign equivalent applications for this candidate in 2026.
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
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products as of March 31, 2024, and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to March 31, 2024, we received $995.3 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of March 31, 2024, we had $420.5 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of March 31, 2024 will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $31.7 million for the three months ended March 31, 2024 and through March 31, 2024, we had an accumulated deficit of $709.1 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
Recent Developments
Zanidatamab Clinical Program
In March 2024, our partner Jazz announced their intention to initiate a Phase 3 clinical trial, EMPOWHER, in the second half of 2024 to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous T-DXd treatment.

In April 2024, our partner Jazz announced the completion of the rolling BLA submission to the FDA seeking accelerated approval for zanidatamab as a treatment for previously-treated, unresectable locally advanced, or metastatic HER2-positive BTC.
In April 2024, our partner Jazz announced their participation at the 2024 ASCO annual meeting with an abstract for zanidatamab in BTC to be included in the poster session titled “Zanidatamab in previously-treated HER2+ BTC: OS and longer follow-up from the phase 2b HERIZON-BTC-01 study”.
In May 2024, our partner Jazz guided that their plans to submit a marketing authorization application (MAA) to the European Medicines Agency (EMA) for zanidatamab in BTC are proceeding.
Preclinical Programs
In April 2024, we presented five posters at the American Association for Cancer Research (“AACR”) annual meeting. Highlights from our three presentations on our ADC programs include:
(1) ZW191 - a FRα-targeting antibody-drug conjugate with strong preclinical activity across multiple FRα-expressing indications. Key results highlighted superior internalization, payload delivery, and spheroid penetration compared to other FRα-targeted multi-specific antibodies, with a highest non-severely toxic dose of 60 mg/kg in non-human primates.
(2) Screening novel format antibodies to design bispecific ADCs that address target heterogeneity. The poster demonstrated the technology capability to rapidly generate a library of 48 bispecific ADC molecules co-targeting FRα and NaPi2b, resulting in multiple options across paratopes, antibody formats, and valency bins (1+1, 2+1, 2+2) with functional screening in multiple cancer cell lines to reveal ranges in binding, internalization, and cytotoxicity.
(3) Development of three-dimensional (3D) cancer cell line spheroid models for the in vitro functional characterization of cytotoxic antibody-drug conjugates. In vitro assays were developed to evaluate the spheroid penetration capability and 3D cytotoxic activity of ADCs, enabling the interrogation of various antibody formats and payload classes. The model provides improved translation between in vitro and in vivo activity, supporting the characterization of therapeutic ADC candidates and their pipeline advancement.
Highlights from our two presentations on our MSAT programs include:
(1) TriTCE Co-Stim: A next generation trispecific T cell engager platform with integrated CD28 costimulation, engineered to improve responses in the treatment of solid tumors. The data highlighted that relative to comparator bispecific T cell engagers (“TCEs”), the lead claudin 18.2 (“CLDN18.2”) trispecific T cell engager (“TriTCE”) Co-Stim molecule demonstrated enhanced T cell-mediated killing of tumor cells at low E:T ratios, exhibited sustained T cell mediated activity in serial challenge assays, and supported superior anti-tumor activity in humanized models of gastric cancer. CLDN18.2 TriTCE Co-Stim was well tolerated in non-human primates upon repeat dosing, with minimal peripheral cytokine elevations and no observed on-target histopathological changes.
(2) DLL3 TriTCE Co-Stim: A next generation trispecific T cell engager with integrated CD28 costimulation for the treatment of DLL3-expressing cancers. Our data showed induction of greater in vitro cytotoxicity and improved T cell proliferation and survival compared to bispecific delta-like ligand 3 (“DLL3”) targeting TCEs as well as displaying no cross-linking of T cells. Data also showed improved in vivo tumor regression in an established small cell lung cancer (“SCLC”) humanized xenograft model relative to a clinical benchmark DLL3 targeting TCE.
Other Matters
On March 28, 2024, Zymeworks announced the appointment of Dr. Neil Gallagher to its board of directors effective April 2, 2024. Dr. Gallagher was also appointed to serve as a member of the research and development committee of the board of directors.
Effective March 31, 2024, Dr. Christopher Astle was removed from the positions of Senior Vice President and Chief Financial Officer, including as the Company’s principal financial officer and principal accounting officer. Pursuant to the terms of Dr. Astle’s amended and restated employment agreement, because Dr. Astle’s employment with the Company was terminated without cause, Dr. Astle was eligible to receive certain severance benefits, subject to his entry into a separation agreement with the Company. On April 3, 2024, Dr. Astle and Zymeworks BC entered into a separation agreement and release providing for these severance benefits in exchange for a release of claims by Dr. Astle and compliance with certain ongoing covenants. In connection with Dr. Astle’s removal, effective March 31, 2024, the Company’s board of directors appointed Mr. Kenneth Galbraith, the

Company’s Chair of the Board, President and Chief Executive Officer, as the Company’s interim Chief Financial Officer. In connection with this appointment, Mr. Galbraith will continue in his roles as Chair of the Board, President and Chief Executive Officer and assume the duties of the Company’s principal financial officer and principal accounting officer, until his successor is appointed or until his earlier resignation or removal. The Company has initiated a search for a new Chief Financial Officer.
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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through March 31, 2024 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeiGene with respect to zanidatamab, we remain eligible to receive up to $1.56 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition to the payments we have received through our collaboration agreements with Jazz and BeiGene relating to zanidatamab and zanidatamab zovodotin as described above, as of March 31, 2024, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), Iconic Therapeutics, Inc. (“Iconic”), and Merck Sharp & Dohme Research GmbH (“Merck”). Under these agreements, we remain eligible to receive up to $1.91 billion in preclinical and development milestone payments and up to $3.52 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
There have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2023. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2023.
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

There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2024 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2024 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2024 and 2023
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2024	2023

Revenue from research and collaborations	$10.0	$35.6	$(25.6)	(72)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $25.6 million in the three months ended March 31, 2024 compared to the same period in 2023. Revenue for the three months ended March 31, 2024 included $9.9 million for development support and drug supply revenue from Jazz and $0.2 million from our partners for research support and other payments. Revenue for the same period in 2023 included $34.4 million revenue for development support and drug supply payments from Jazz and $1.2 million from our partners for research support and other payments. The decrease in revenue from Jazz reflects the transfer of responsibility for certain clinical trials regarding zanidatamab to Jazz pursuant to the Transfer Agreement (as defined below) and the Amended Jazz Collaboration Agreement, with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.

Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2024	2023

Third-party research and development program expenses:
Clinical development programs:
Zanidatamab	$3.4	$23.4	$(20.0)	(85)%
Zanidatamab zovodotin	2.6	1.5	1.1	73%
Preclinical and other research programs:
ZW171	2.3	0.9	1.4	156%
ZW191	2.7	1.0	1.7	170%
ZW220	3.4	0.4	3.0	750%
Other preclinical and research programs	3.4	2.0	1.4	70%
	17.8	29.2	(11.4)	(39)%
Unallocated departmental research and development expenses:
Salaries and benefits	8.6	11.4	(2.8)	(25)%
Stock-based compensation expense	2.0	0.4	1.6	400%
Other unallocated expenses	3.6	4.9	(1.3)	(27)%
Research and development expense (1)	$32.0	$45.9	$(13.9)	(30)%
(1) Excluding zanidatamab, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing preclinical research activities.
Research and development expense decreased by $13.9 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab as a result of transfer of responsibility for this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2023, was partially offset by an increase in preclinical expenses, primarily with respect to preclinical product candidates ZW171, ZW191 and ZW220. Salaries and benefits expenses decreased compared to the same period in 2023, due to lower headcount in 2024, which was partially offset by an increase in stock-based compensation expense in 2024.
Our research and development expenses relating to zanidatamab, following the May 2023 transfer of responsibility for the zanidatamab development program to Jazz, have decreased significantly compared to the three months ended March 31, 2023. We expect to continue incurring research and development expenses for activities over which we maintain responsibility under the Amended Jazz Collaboration Agreement and for costs of third party services and other expenses under certain contracts being transferred to Jazz pursuant to the Transfer Agreement. We are eligible for reimbursement of these expenses from Jazz and expect to recognize these reimbursements as revenue from research and collaborations.

General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2024	2023

Salaries and benefits	$4.8	$5.0	$(0.2)	(4)%
Stock-based compensation expense	1.6	1.7	(0.1)	(6)%
Professional fees, consulting and business insurance	5.4	6.6	(1.2)	(18)%
Other general and administrative expenses	4.0	3.6	0.4	11%
General and administrative expense	$15.8	$16.9	$(1.1)	(7)%
General and administrative expense decreased by $1.1 million for the three months ended March 31, 2024 compared to the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in expenses related to external legal spend and insurance expenses compared to the same period in 2023.
Other Income, net

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2024	2023

Other income, net	$6.2	$4.3	$1.9	44%
Other income, net increased by $1.9 million for the three months ended March 31, 2024 compared to the same period in 2023. Other income, net for 2024 included $5.9 million in interest income and $0.3 million in net foreign exchange gain and other miscellaneous income. Other income, net for the three months ended March 31, 2023 included $4.8 million in interest income and a $0.5 million net foreign exchange loss and other miscellaneous amounts. The increase in interest income was driven by higher rates of return on our cash, cash equivalents and marketable securities.
Income Tax

	Three Months Ended March 31,		Increase/ (Decrease)
	2024	2023
(dollars in millions)

Income tax expense	$0.1	$1.4	$(1.3)	(93)%
Income tax expense decreased by $1.3 million for the three months ended March 31, 2024 compared to the same period in 2023, primarily due to a reduction in U.S. taxes under the global intangible low-taxed income rules for the three months ended March 31, 2024.

Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.

On November 9, 2022, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of our common stock subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which Cantor is acting as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock at $8.12 per share under the Sales Agreement. We received gross proceeds of $27.2 million and net cash proceeds of $26.2 million, after underwriting commissions and offering expenses.
On December 28, 2023, we completed a private placement pursuant to which we sold 5,086,521 pre-funded warrants at a price of $9.8299 per pre-funded warrant. We received gross proceeds of $50.0 million, and net proceeds of $49.9 million, after expenses. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrants.
As of March 31, 2024, we had $420.5 million of cash, cash equivalents, and marketable securities, comprised of $114.8 million in cash and cash equivalents and $305.7 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(37.7)	$(83.2)
Investing activities	(7.3)	(138.2)
Financing activities	2.1	1.7
Effect of exchange rate changes on cash and cash equivalents	0.1	0.3
Net change in cash and cash equivalents	$(42.7)	$(219.3)
Operating Activities
During the three months ended March 31, 2024, cash used in operating activities was $37.7 million compared to $83.2 million for the same period in the prior year. The decrease in net cash used in operating activities was primarily due to a decrease in cash expenditures for operations as a result of transfer of responsibility over the zanidatamab program to Jazz and favorable movements in working capital compared to the same period in the prior year. This was partly offset by increased expenditure on our preclinical product candidates.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2024 primarily related to net purchases of investments in marketable securities of $6.7 million and cash outflows of $0.7 million for the expenditures for software implementation and acquisition of property and equipment in our office and laboratory spaces in Canada and the U.S. Net cash used in investing activities for the three month period ended March 31, 2023 primarily related to net purchases of short-term investments in marketable securities of $137.8 million partially offset by cash outflows of $0.4 million for the acquisition of property and equipment in relation to our office and lab spaces in Canada.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2024 included net proceeds of $1.7 million from stock option exercises and $0.4 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2023 included net proceeds of $1.5 million from stock option exercises and $0.2 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales as of March 31, 2024 and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore it is difficult to predict the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II, Item 1A, “Risk Factors - Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors - Risks Related to Our Dependence on Third Parties”.
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

Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of April 30, 2024, 70,704,890 shares of common stock were issued and outstanding. In addition, as of April 30, 2024, we had 5,086,521 shares of common stock issuable pursuant to 5,086,521 pre-funded warrants, 4,486,687 shares of common stock issuable pursuant to 4,486,687 exercisable outstanding stock options, 4,337,507 shares of common stock issuable pursuant to 4,337,507 outstanding options that were not exercisable at that date, and 1,379,323 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement (as defined in note 1 of our interim condensed consolidated financial statements as of and for the quarter ended March 31, 2024 within this Quarterly Report on Form 10-Q), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares (as defined below) outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by Zymeworks ExchangeCo Ltd (“ExchangeCo”), when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights.
As of April 30, 2024, 853,896 Exchangeable Shares have been exchanged on a one-to-one basis for 853,896 shares of our common stock and 570,637 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 570,637 shares of our common stock.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Interest Rate Risk
As of March 31, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $420.5 million, and $456.3 million, respectively, consisting primarily of funds in cash, money market funds, guaranteed investment certificates, U.S. treasury securities and corporate debt securities. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. Our exposure to interest rate risk is related to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, historical fluctuations of interest income have not been significant. We do not enter into investments for trading or speculative purposes and we have not used any derivative financial instruments to manage our interest rate exposure. We mitigate credit risk by maintaining a well-diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. As of March 31, 2024, approximately 75% of our investment portfolio was composed of short-term investments with maturities less than 12 months. A hypothetical 100 basis point increase in interest rates would have resulted in a $2.1 million decrease in the fair market value of our portfolio but would not have a material effect on our investment income as at March 31, 2024. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At March 31, 2024 , our net monetary assets denominated in Canadian dollars were $2.1 million (C$2.9 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and stockholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain

(loss) of $0.2 million in our Consolidated Statement of Loss and Comprehensive Loss for the three months ended March 31, 2024.
Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial expenses. We do not believe that inflation and changing prices had a material impact on our business, financial condition, or results of operations for any of the periods presented herein.

Item 4.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and our interim Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of March 31, 2024, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
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
Additionally, if the third-party providers of therapies or therapies in development used in combination with our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies are prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects. \
If we are unable to successfully develop any required companion diagnostic tests for our product candidates, experience significant delays in doing so, or rely on third parties in the development of such companion diagnostic tests, we may not realize the full commercial potential of our product candidates.

If we develop a product candidate for which there are no commercially available diagnostic tests for identifying the appropriate patient population to ensure safe and effective use of such candidate, the FDA may require us to develop a companion diagnostic plan in conjunction with clinical development and regulatory approval for our product candidate. Lack of a reliable commercially available companion diagnostic can introduce uncertainties in the regulatory process for our product candidate. Developing a companion diagnostic or working with a third party to develop such companion diagnostic for our product candidate will require more resources and could expose us to additional liabilities related to government regulation of companion diagnostics. If the FDA expects to review and approve simultaneously marketing submissions for a therapeutic candidate and its companion diagnostic, any delay in diagnostic marketing clearance or approval could delay the drug approval.

In particular, on April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests, or LDTs, and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In October 2023, FDA published a proposed rule that proposes to phase out its enforcement discretion for most LDTs and to amend the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. We will continue to evaluate the impact of these guidance documents on our companion diagnostic development and strategy. These guidance documents and future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans, or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

We may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that require such tests. To be successful, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. If we or such third parties are unable to successfully develop companion diagnostics, or experience delays in doing so, we may be unable to enroll enough patients for our current and planned clinical trials, the development of our product candidates may be adversely affected or we may not obtain marketing approval, and we may not realize the full commercial potential of our product candidates.
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
All of our product candidates are still in preclinical or clinical development. Consequently, all of our product candidates are required to undergo ongoing safety testing in humans as part of clinical trials. Unforeseen side effects from any of our product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. As our product candidates are evaluated in clinical trials, the results of such clinical trials may show that our product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we believe that our clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. No regulatory agency has made any such determination that any of our product candidates are safe or effective for use by the general public for any indication.
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
•submission of IND and foreign equivalent applications, or other regulatory applications, for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
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
We may also become subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”) has adopted privacy and security protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing, and security of information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal information such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
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
Global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, increases in the rate of inflation and uncertainty about economic stability. We cannot assure you that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business, financial condition, and stock price may be adversely affected by any such economic downturn, volatile business environment, or large-scale unpredictable or unstable market conditions, including a prolonged government shutdown, geopolitical events such as the conflict between Russia and Ukraine and the conflicts in Israel and the Gaza Strip and the broader Middle East, or a global pandemic such as the COVID-19 pandemic.
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
•instability in the international geopolitical environment, including as a result of the Russian invasion of Ukraine and the conflicts in Israel and the Gaza Strip and the broader Middle East;
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States, and what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
Our business has been and may continue to be adversely affected by public health outbreaks and pandemics.
Our business has been and may in the future be adversely affected by public health outbreaks and pandemics, such as the COVID-19 pandemic. The COVID-19 pandemic had a broad adverse impact on the global economy across many industries and resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. In May 2023, the federal government ended the COVID-19 public health emergency, which ended a number of temporary changes made to federally funded programs while some continue to be in effect.
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

Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of March 31, 2024, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the year ended December 31, 2023 was $118.7 million, while our net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement (as defined below) and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. Our net loss for the three months ended March 31, 2024 was $31.7 million. As of March 31, 2024, our accumulated deficit was $709.1 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of March 31, 2024, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue as of March 31, 2024 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products in the near term.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We currently have two clinical-stage lead product candidates, zanidatamab and zanidatamab zovodotin. Our partner Jazz has been responsible for the conduct of ongoing and future zanidatamab trials since May 2023, and is currently evaluating this product candidate in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. Following the transfer of certain of our personnel to Jazz in May 2023, we have been focused on the clinical development of zanidatamab zovodotin and our preclinical product candidates and general discovery efforts. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeiGene provide for additional future funding for zanidatamab, we will continue to require additional funding to advance and complete the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. On November 9, 2022, we entered into the Sales Agreement with Cantor to sell shares of our common stock, subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which Cantor is acting as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock under the Sales Agreement for net proceeds of $26.2 million, after underwriting commissions and offering expenses. In addition, on December 23, 2023, we entered in a securities purchase agreement for a private placement with certain institutional accredited investors affiliated with EcoR1 Capital, LLC of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock for an aggregate purchase price of approximately $50.0 million. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In April 2023, certain of our subsidiaries entered into a stock and asset purchase agreement with Jazz Inc. (as amended, the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, we took a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates. As part of the transactions contemplated by the Transfer Agreement, at the closing of the Transfer Agreement in May 2023 (the “Closing”), Zymeworks BC and Jazz amended and restated the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, are unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz pursuant to the Transfer Agreement) incurred following the Closing are directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. Other material terms in the Amended Jazz Collaboration Agreement also remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions. We cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz. We continue to depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement.
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
In addition, disruptions to ports and other shipping infrastructure, as were experienced during the COVID-19 pandemic, may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we did not suffer any direct, material negative impacts from these supply chain disruptions, we cannot be certain that we will not be impacted by similar disruptions in the future, which could increase our costs or negatively impact our development timelines.
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, recent judicial decisions in the U.S. raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.
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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President, Chief Executive Officer and interim Chief Financial Officer, Paul Moore, our Chief Scientific Officer, Jeffrey Smith, our Chief Medical Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
As of March 31, 2024, we had 275 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 42.5% of our outstanding common stock as of March 31, 2024. Our current directors and executive officers beneficially own, in the aggregate, approximately 1.3% of our outstanding common stock as of March 31, 2024. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
The increasing focus on environmental, social, and governance (“ESG”) initiatives could impact our business and reputation.

There has been increasing public focus by investors, environmental activists, the media and governmental and nongovernmental organizations on a variety of environmental, social, and governance and other sustainability matters, such as climate change and diversity, equity, and inclusion. A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. If we are not effective in addressing environmental, social, and governance matters affecting our business, or setting and meeting relevant sustainability goals, our reputation may suffer. In addition, even if we are effective at addressing such concerns, we may experience increased costs related to execution and monitoring, which could have an adverse impact on our business.

In addition, emphasis on environmental, social and other sustainability matters has resulted and may result in the adoption of new laws and regulations, including new reporting requirements with the SEC and applicable Canadian securities regulators. If additional rules regarding ESG matters are adopted or if investors continue to increase their focus on ESG matters, we could incur substantially higher costs in our efforts to comply and cannot be certain that our efforts will be viewed as adequate.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.

During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f) of the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

10.1 #
Amendment #2 to Employment Agreement, dated as of January 3, 2024, by and among Kenneth Galbraith and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).

10.2 #	Letter, dated January 5, 2024, from Zymeworks Inc. to Jeffrey Smith (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

10.3 #
Separation Agreement and Release by and between Zymeworks BC Inc. and Christopher Astle, dated April 3, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month periods ended March 31, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three month periods ended March 31, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2024 and 2023 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
	Date:	May 2, 2024