Form 10-Q
period 2024-06-30
Zymeworks Inc.
filed 2024-08-01
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of July 31, 2024 was 71,047,390.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2024

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	June 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$70,963	$157,557
Short-term marketable securities (note 5)	259,183	216,770
Accounts receivable	32,081	19,477
Prepaid expenses and other current assets	21,268	19,122
Total current assets	383,495	412,926
Long-term marketable securities (note 5)	65,794	81,930
Long-term prepaids and other assets	7,181	7,566
Deferred tax asset	3,945	3,615
Property and equipment, net	18,470	19,847
Operating lease right-of-use assets	17,279	17,696
Intangible assets, net	7,113	7,656
Acquired in-process research and development (note 6)	341	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$515,634	$580,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$44,420	$45,992
Income tax payable	1,934	1,811
Current portion of operating lease liability (note 11)	2,839	4,261
Deferred revenue (note 9)	5,520	3,699
Total current liabilities	54,713	55,763
Long-term portion of operating lease liability (note 11)	17,192	22,369
Deferred revenue (note 9)	32,941	32,941
Other long-term liabilities (note 7)	1,229	1,701
Deferred tax liability	3,398	3,300
Total liabilities	109,473	116,074
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at June 30, 2024 and December 31, 2023, respectively; 70,831,545 and 70,115,997 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively (note 8b)	1,005,310	997,227
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of June 30, 2024 and December 31, 2023 (note 8b).	—	—
Exchangeable shares, no par value, 570,637 and 651,219 issued and outstanding shares at June 30, 2024 and December 31, 2023, respectively (note 8b)	8,188	9,345
Additional paid-in capital	147,343	142,274
Accumulated other comprehensive loss	(7,904)	(6,603)
Accumulated deficit	(746,776)	(677,437)
Total stockholders’ equity	406,161	464,806
Total liabilities and stockholders’ equity	$515,634	$580,880
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
Subsequent event (note 14)
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Research and development collaborations (note 9)	$19,243	$7,002	$29,273	$42,580
Operating expenses:
Research and development	29,163	39,408	61,205	85,320
General and administrative	15,679	21,708	31,469	38,655
Impairment on acquired in-process research and development assets (“IPR&D”) (note 6)	17,287	—	17,287	—
Total operating expenses	62,129	61,116	109,961	123,975
Loss from operations	(42,886)	(54,114)	(80,688)	(81,395)
Other income:
Interest income	5,154	4,825	11,074	9,630
Other income (expense), net (note 10)	114	(209)	418	(696)
Total other income, net	5,268	4,616	11,492	8,934
Loss before income taxes	(37,618)	(49,498)	(69,196)	(72,461)
Income tax expense	(68)	(1,654)	(143)	(3,044)
Net loss	(37,686)	(51,152)	(69,339)	(75,505)
Other comprehensive loss:
Unrealized loss on available for sale securities, net of tax of nil (note 5)	(180)	(1,874)	(1,301)	(1,154)
Total other comprehensive loss	(180)	(1,874)	(1,301)	(1,154)
Comprehensive loss	$(37,866)	$(53,026)	$(70,640)	$(76,659)

Net loss per common share (note 4):
Basic	$(0.49)	$(0.76)	$(0.91)	$(1.13)
Diluted	$(0.49)	$(0.76)	$(0.91)	$(1.13)

Weighted-average common stock outstanding (note 4):
Basic	76,392,593	67,281,028	76,303,713	67,011,664
Diluted	76,396,217	67,284,511	76,321,941	67,014,794

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of options	—	—	—	—	203,518	2,581	—	—	(626)	1,955
Issuance of common stock through employee stock purchase plan	—	—	—	—	52,905	577	—	—	—	577
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	224,104	1,939	—	—	(1,939)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,435	3,435
Net loss	—	—	—	—	—	—	(31,653)	—	—	(31,653)
Other comprehensive loss	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Balance at March 31, 2024	1	$—	570,637	$8,188	70,677,106	$1,003,481	$(709,090)	$(7,724)	$143,144	$437,999
Issuance of common stock on exercise of options	—	—	—	—	154,439	1,829	—	—	(692)	1,137
Stock-based compensation	—	—	—	—	—	—	—	—	4,891	4,891
Net loss	—	—	—	—	—	—	(37,686)	—	—	(37,686)
Other comprehensive loss	—	—	—	—	—	—	—	(180)	—	(180)
Balance at June 30, 2024	1	$—	570,637	$8,188	70,831,545	$1,005,310	$(746,776)	$(7,904)	$147,343	$406,161

The accompanying notes are an integral part of these financial statements

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of options	—	—	—	—	203,239	2,649	—	—	(1,001)	1,648
Issuance of common stock through employee stock purchase plan	—	—	—	—	50,420	371	—	—	—	371
Issuance of common stock upon vesting of RSUs	—	—	—	—	2,965	132	—	—	(132)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(767,645)	(11,016)	767,645	11,016	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,196	2,196
Net loss	—	—	—	—	—	—	(24,353)	—	—	(24,353)
Other comprehensive income	—	—	—	—	—	—	—	720	—	720
Balance at March 31, 2023	1	—	656,888	9,426	64,083,770	900,490	(583,116)	(5,939)	152,677	473,538
Issuance of common stock on exercise of options	—	—	—	—	202,048	2,129	—	—	(697)	1,432
Issuance of common stock upon vesting of RSUs	—	—	—	—	46,066	465	—	—	(465)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(5,500)	(79)	5,500	79	—	—	—	—
Issuance of common stock in connection with at-the-market ("ATM") program, net of issue costs (note 8a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Stock-based compensation	—	—	—	—	—	—	—	—	742	742
Net loss	—	—	—	—	—	—	(51,152)	—	—	(51,152)
Other comprehensive loss	—	—	—	—	—	—	—	(1,874)	—	(1,874)
Balance at June 30, 2023	1	—	651,388	9,347	67,687,384	929,396	(634,268)	(7,813)	152,257	448,919

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(69,339)	$(75,505)
Items not involving cash:
Depreciation of property and equipment	2,156	3,525
Amortization of intangible assets	1,514	1,357
Stock-based compensation expense	8,107	2,692
Amortization of operating lease right-of-use assets	1,171	2,535
Impairment of acquired IPR&D (note 6)	17,287	—
Deferred income tax (recovery) expense	(232)	115
Change in fair value of contingent consideration liability	(1,878)	499
Unrealized foreign exchange (gain) loss	(724)	139
Changes in non-cash operating working capital:
Accounts receivable	(12,609)	(15,417)
Prepaid expenses and other current assets	(3,716)	(6,003)
Accounts payable and accrued liabilities	458	(17,575)
Operating lease liabilities	(6,799)	(1,681)
Deferred revenue and other consideration	1,821	15,411
Income taxes payable	124	318
Net cash used in operating activities	(62,659)	(89,590)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 8a)	—	26,233
Issuance of common stock on exercise of stock options	2,876	2,907
Issuance of common stock through employee stock purchase plan	386	236
Deferred financing fees	(82)	(27)
Finance lease payments	(9)	(9)
Net cash provided by financing activities	3,171	29,340
Cash flows from investing activities:
Purchases of marketable securities	(177,236)	(366,255)
Proceeds from marketable securities	151,699	168,547
Acquisition of property and equipment	(778)	(1,188)
Acquisition of intangible assets	(972)	—
Net cash used in investing activities	(27,287)	(198,896)
Effect of exchange rate changes on cash and cash equivalents	181	334
Net change in cash and cash equivalents	(86,594)	(258,812)
Cash and cash equivalents, beginning of period	157,557	400,912
Cash and cash equivalents, end of period	$70,963	$142,100
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$—	$394
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023.

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

4. Net loss per share
Net loss per share for the three and six months ended June 30, 2024 and 2023 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders:
Basic	$(37,686)	$(51,152)	$(69,339)	$(75,505)
Adjustment for change in fair value of liability classified stock options	(51)	(49)	(201)	(109)
Diluted	$(37,737)	$(51,201)	$(69,540)	$(75,614)

Denominator:
Weighted-average common stock outstanding:
Basic	76,392,593	67,281,028	76,303,713	67,011,664
Adjustment for dilutive effect of liability classified stock options	3,624	3,483	18,228	3,130
Diluted	76,396,217	67,284,511	76,321,941	67,014,794

Net loss per common share – basic	$(0.49)	$(0.76)	$(0.91)	$(1.13)
Net loss per common share – diluted	$(0.49)	$(0.76)	$(0.91)	$(1.13)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings and December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2024 as the effect would be to reduce the net loss per share.

5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of June 30, 2024:

	June 30, 2024
	Amortized Cost	Unrealized Loss	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”)	$87,341	$—	$87,341
U.S. Treasury notes	68,887	(155)	68,732
Corporate debt securities	103,450	(340)	103,110
	259,678	(495)	259,183
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	7,731	(17)	7,714
Corporate debt securities	53,871	(653)	53,218
Contractual maturity of three to four years:
Corporate debt securities	4,942	(80)	4,862

	66,544	(750)	65,794

	$326,222	$(1,245)	$324,977

The following table summarizes the Company’s marketable securities as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs	$75,066	$—	$75,066
U.S. Treasury notes	46,416	136	46,552
Corporate debt securities	94,900	252	95,152
	216,382	388	216,770
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	70,181	(321)	69,860
Contractual maturity of three to four years:
Corporate debt securities	12,081	(11)	12,070

	82,262	(332)	81,930

	$298,644	$56	$298,700

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$3,261				$23,126
Cash equivalents:
Money market funds	$19,408	$—	$—	$19,408	$64,247	$—	$—	$64,247
GICs	48,294	—	—	48,294	70,184	—	—	70,184
	$67,702	$—	$—	$70,963	$134,431	$—	$—	$157,557

Marketable securities:
GICs	$87,341	$—	$—	$87,341	$75,066	$—	$—	$75,066
U.S. Treasury notes	76,446	—	—	76,446	46,552	—	—	46,552
Corporate debt securities	—	161,190	—	161,190	—	177,082	—	177,082
	$163,787	$161,190	$—	$324,977	$121,618	$177,082	$—	$298,700

Total	$231,489	$161,190	$—	$395,940	$256,049	$177,082	$—	$456,257

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and are not currently being amortized. During the three months ended June 30, 2024, we determined that the fair value of IPR&D, which was estimated using an income approach, was less than its carrying value. Accordingly, the Company recorded an impairment charge of $17,287. The carrying value of IPR&D, net of impairment, was $341 at June 30, 2024 (December 31, 2023: $17,628). The impairment was a result of the Company's decision to discontinue the zanidatamab zovodotin clinical development program which utilized the acquired technology represented by the IPR&D assets.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2023. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2023, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2024.

7. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Trade payables	$1,733	$6,212
Accrued research and development expenses	36,096	26,661
Employee compensation and vacation accruals	3,937	6,153
Fair value of liability classified stock options	304	960
Accrued legal and professional fees	1,397	3,707
Liability for contingent consideration (note 13)	—	1,570
Other	953	729
Total	$44,420	$45,992
Other long-term liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Liability for contingent consideration (note 13)	$—	$308
Liability from in-licensing agreements	747	747
Finance lease liability (note 11)	33	92
Other	449	554
Total	$1,229	$1,701
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of June 30, 2024, there were 570,637 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2023: 651,219). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
c.Pre-Funded Common Share Warrants
In connection with the public offerings completed on June 24, 2019, January 27, 2020, January 31, 2022 and private placement completed on December 28, 2023 (note 8a), the Company issued a total of 13,668,482 pre-funded warrants which granted holders of warrants the right to purchase up to 13,668,482 common shares of the Company, at an exercise price of $0.0001 per share.
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
On August 23, 2022, October 25, 2022, October 27, 2022 and October 19, 2023, a total of 8,581,961 pre-funded warrants were exercised in exchange for issuance of 8,581,868 common shares. As a result of the December 28, 2023 private placement, as of June 30, 2024, there were 5,086,521 pre-funded warrants outstanding (December 31, 2023: 5,086,521).
d.Stock-Based Compensation
As of June 30, 2024, 4,903,136 shares of common stock were available for future award grants under the New Plan (December 31, 2023: 4,594,639 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. As of June 30, 2024, 50,000 shares of common stock were available for future award grants under this plan (December 31, 2023: 50,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2023:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2023	771,413	8.63
Granted	957,750	10.56
Vested and settled	(224,104)	8.65
Forfeited	(137,220)	11.10
Outstanding, June 30, 2024	1,367,839	9.73
As of June 30, 2024, there was $6,399 of unamortized RSU expense that will be recognized over a weighted average period of 1.49 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	1,489,478	19.59	14.39	5.50	2,987	2,255
Granted	—	—	—
Exercised	(136,946)	10.97	8.12
Forfeited	(93,744)	23.89	17.56
Outstanding, June 30, 2024	1,258,788	20.21	14.84	5.07	1,288	942
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	6,069,242	12.97	7.67	9,213
Granted	2,174,800	10.48
Exercised	(221,011)	7.61
Forfeited	(405,426)	11.70
Outstanding, June 30, 2024	7,617,605	12.49	7.81	2,637
During the six months ended June 30, 2024, the Company received cash proceeds of $2,876 from stock options exercised.
The stock options outstanding at June 30, 2024 expire at various dates from July 1, 2024 to June 9, 2034.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, RSUs, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments, are recorded in research and development expense and general and administration expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development expense	$2,381	$(1,085)	$4,306	$(640)
General and administrative expense	2,107	1,411	3,641	3,143
The amounts above include stock-based compensation expense relating to RSUs of $1,636 and $2,658 for the three and six months ended June 30, 2024 (2023: $1,088 and $1,743).

The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2024	2023
Dividend yield	0%	0%
Expected volatility	64.9%	67.7%
Risk-free interest rate	4.08%	3.80%
Expected average life of options	6.04 years	6.05 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at June 30, 2024 and 2023 are as follows:

	June 30, 2024	June 30, 2023
Dividend yield	0%	0%
Expected volatility	43.4%	79.3%
Risk-free interest rate	3.90%	4.50%
Expected average option term	0.61 years	1.68 years
Number of liability classified stock options outstanding	353,694	512,155
At June 30, 2024, the unamortized compensation expense related to unvested options was $12,909. The remaining unamortized compensation expense as of June 30, 2024 will be recognized over a weighted-average period of 1.71 years.
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships. which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Jazz:
Development support payments	$1,109	$21,924	$3,175	$48,066
Drug supply for ongoing studies	3,983	4,640	10,201	9,393
Other drug supply	5,746	—	7,324	3,528
Credit for program amendments	—	(20,100)	—	(20,100)

BeiGene:
Milestone revenue	8,000	—	8,000	—
Drug supply	405	—	405	187
Development support payments	—	34	—	220

Research support and other payments from other partners	—	504	168	1,286
	$19,243	$7,002	$29,273	$42,580
Since December 31, 2023, there have not been any material changes to the key terms of our collaboration and license agreements.
In June 2024, the Company recognized $8,000 of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2-positive BTC.

Contract Assets and Liabilities
As at June 30, 2024, contract assets from research, collaboration and licensing agreements were nil (December 31, 2023: nil) and contract liabilities were $38,461 (December 31, 2023: $36,640). As at June 30, 2024 and December 31, 2023, $5,520 and $3,699 respectively, of the contract liabilities is classified as short-term. Contract liabilities relate to deferred revenue from the BeiGene and Jazz agreements.
10. Other income (expense), net
Other income (expense), net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Foreign exchange gain (loss), net	$61	$(439)	$346	$(895)
Other	53	230	72	199
	$114	$(209)	$418	$(696)

11. Leases
The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue, Washington and in Redwood City, California with lease terms expiring between December 2024 and May 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2024	December 31, 2023
Operating lease liabilities:
Current portion	$2,839	$4,261
Long-term portion	17,192	22,369
Total operating lease liabilities	20,031	$26,630
Finance lease liabilities:
Current portion included in other current liabilities	24	30
Long-term portion included in other long-term liabilities	33	92
Total finance lease liabilities	57	122
Total lease liabilities	$20,088	$26,752

Weighted average remaining lease term:
Operating leases	7.0 years	6.7 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.2%	3.6%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for the three and six months ended June 30, 2024 was $881 and $2,222, respectively, and were included in net cash used in operating activities in the consolidated statement of cash flows. In addition, on April 4, 2024, the Company terminated its long-term facility lease in Seattle, pursuant to which the Company paid $6,075 as a termination fee.

As of June 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$3,702
1 to 2 years	3,416
2 to 3 years	3,284
3 to 4 years	3,085
4 to 5 years	2,990
Thereafter	7,015
Total operating lease payments	23,492
Less:
Imputed interest	(3,461)
Operating lease liabilities	$20,031
The cost components of the operating leases were as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease expenses:
Operating lease expense	$552	$678	$974	$1,335
Variable lease expense	603	449	1,021	835
Termination of long-term facility lease in Seattle, net	1,033	—	1,033	—
	$2,188	$1,127	$3,028	$2,170
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-

for-sale and are recorded at fair value. As at June 30, 2024, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
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
At June 30, 2024, the maximum exposure to credit risk for accounts receivable was $32,081, 67% of which was from Jazz (December 31, 2023: $19,477) and all accounts receivable are due within the next 12 months. As at June 30, 2024 and December 31, 2023, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of (loss) income. At June 30, 2024, the Company’s net monetary liabilities denominated in Canadian dollars were $727 (C$995).
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

In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of June 30, 2024, the contingent consideration had an estimated fair value of nil, which has been recorded within liabilities (note 7) on the Company’s consolidated balance sheet (December 31, 2023: $1,878). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase / (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended June 30, 2024	$1,178	$(1,178)	$—	$—
Six months ended June 30, 2024	$1,878	$(1,878)	$—	$—

The following tables present information about the Company’s liability for contingent consideration measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation technique used to determine such fair value:

	December 31, 2023	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,878	$—	$—	$1,878
Total	$1,878	$—	$—	$1,878
The Company used the following assumptions to estimate fair value of contingent consideration liability as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Weighted assessment of the likelihood of the milestones	0.0%	33.5%
Weighted average estimated period for achievement of milestones	0	0.92 years
Discount rate	17.0%	17.0%
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.
14. Subsequent Event
On August 1, 2024, the board of directors of the Company authorized a share repurchase program (the “Share Repurchase Program”) under which the Company may repurchase up to $60,000 of the Company’s common stock. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Share Repurchase Program may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2023 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 6, 2024 and with the securities commissions in all provinces and territories of Canada on March 6, 2024. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law. .
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
Zanidatamab is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited, granting to each of them exclusive rights to develop and commercialize zanidatamab in different territories. Jazz Pharmaceuticals Ireland Limited and Jazz Pharmaceuticals, Inc. (“Jazz Inc.”) are both subsidiaries of Jazz Pharmaceuticals plc. Jazz Pharmaceuticals Ireland Limited, Jazz Inc. and Jazz Pharmaceuticals plc are referred to herein collectively as “Jazz”. For additional information regarding these agreements with BeiGene and Jazz, see the section titled “Strategic Partnerships and Collaborations” below. In May 2024, our partner Jazz announced that the FDA accepted and granted Priority Review of the Biologics License Application (“BLA”) for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2-positive biliary tract cancers (“BTC”). Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set a target action date of November 29, 2024. Jazz has also confirmed that the European Medicines Agency (“EMA”) has validated the Marketing Authorization Application (“MAA”) for zanidatamab in second-line (2L) BTC. Jazz has initiated a Phase 3 confirmatory trial for zanidatamab as first-line treatment in BTC. Based on the expected timeline and subject to approval, Jazz expects to launch zanidatamab for 2L BTC in the United States in the fourth quarter of 2024. Similarly, our partner BeiGene announced that the Center for Drug Evaluation (“CDE”) of the National Medical Products

Administration (“NMPA”) in China accepted the BLA for zanidatamab for second-line treatment of HER2-positive BTC. Jazz is also evaluating zanidatamab for the first-line treatment of HER2-positive unresectable locally advanced or metastatic gastroesophageal adenocarcinomas (“GEA”). The pivotal HERIZON-GEA-01 trial is ongoing and enrollment remains on track. Based on a blinded assessment of progression events, Jazz estimates top-line progression-free survival (“PFS”) data will be available in the second quarter of 2025. Jazz continues to track events in the trial relative to the initial protocol assumptions. In July 2024, Jazz announced that it had initiated the Phase 3 EmpowHER-BC-303 trial to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous trastuzumab deruxtecan (T-DXd) treatment.
Our second clinical-stage product candidate, zanidatamab zovodotin (formerly known as “ZW49”), combines the unique biparatopic antibody design of zanidatamab with our ZymeLink auristatin ADC technology, comprised of our proprietary cytotoxin (cancer cell-killing compound) and cleavable linker. We designed zanidatamab zovodotin to be a potential best-in-class HER2-targeting ADC to further address unmet need across a range of HER2-expressing cancers. Following a strategic review of our emerging wholly-owned pipeline, we decided to discontinue the zanidatamab zovodotin clinical development program. This decision aligns with our commitment to focus on the development of our early-stage programs, which we believe have the potential to be best-in-class and/or first-in-class drugs. We believe zanidatamab zovodotin remains a promising Phase 2-ready asset, and we continue to explore partnering discussions where zanidatamab zovodotin may provide complementary coverage to a pipeline for non-small cell lung cancer (“NSCLC”), breast cancer and other indications.
Our early-stage programs include novel ADC and multispecific antibody therapeutics (“MSAT”) candidates focusing on validated targets which provide opportunities for benchmarking in preclinical development and expected clinical differentiation. Our ADC candidates exploit our proprietary topoisomerase 1 inhibitor (“TOPO1i”) payload (ZD06519) while exploring alternate mechanisms of action for longer-term development and leveraging validated peptide-cleavable linkers and stochastic conjugations. With potential for enhanced activity compared to combination therapy, our current MSAT candidates are developed with 2+1 bispecific or trispecific (with co-stimulation or checkpoint inhibition) T cell engager engineering. These approaches are designed to optimize tumor cell engagement and enhance T cell activation to increase anti-tumor activity while also minimizing cytokine release and off-tumor toxicities.
Our early-stage pipeline currently includes four candidates which have been nominated for development:
•ZW191, a clinical-stage ADC that targets folate receptor alpha (“FRα”)-expressing tumors including ovarian, other gynecological, and NSCLC, is built using our drug conjugate platforms, including our novel bystander active TOPO1i-based payload technology. A drug-antibody-ratio (“DAR”) of eight was selected to balance tolerability and efficacy. The FRα monoclonal antibody (“mAb”) incorporated in ZW191 was generated in-house and selected based on enhanced internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. FRα is a clinically validated target, and data supports its expression in approximately 75% of ovarian carcinomas and in 70% of NSCLC. Preclinical data is encouraging, demonstrating strong activity across a range of FRα-expressing patient-derived xenografts and superior internalization, payload delivery and tissue penetration compared to multiple FRα mAbs from other ADCs. ZW191 has achieved a highest non-severely toxic dose in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of achieving an efficacious dose level in the Phase 1 clinical trial. The investigational new drug (“IND”) application for ZW191 has been cleared by the FDA, and the Company The Company expects to initiate clinical development of ZW191 during 2024. The Company is actively progressing applications seeking regulatory permission to commence first-in-human clinical studies for ZW191 in non-U.S. jurisdictions in the second half of 2024.
•ZW171, a clinical-stage multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format T cell engaging multispecific antibody targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression levels across mesothelioma (~56%) and NSCLC (~36% ), making it an appealing target for therapeutic development with our proprietary T cell engager technology. The IND application for ZW171 has been cleared by the FDA. The Company plans to initiate clinical development of ZW171 during 2024 and is actively progressing applications seeking regulatory permission to commence first-in-human clinical studies for ZW171 in non-U.S. jurisdictions in the second half of 2024. The Phase 1, open-label, multicenter study of ZW171, registered under NCT06523803 on clinicaltrials.gov, aims to enroll 160 participants with advanced or metastatic ovarian cancer, NSCLC, and other mesothelin-expressing cancers across North America, Europe, and the Asia-Pacific region. The study is designed to first evaluate the initial safety and tolerability and anti-tumor effect of different ascending doses of ZW171, followed by a second part of the study in larger numbers of participants with some selected doses to further evaluate safety, tolerability and the anti-tumor effects of ZW171.

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
•ZW251, a potential first-in-class ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), which incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b). A DAR of four was selected to balance tolerability and efficacy, with ZW251 anti-tumor activity observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. We are encouraged by published research demonstrating the potential of GPC3-targeting antibody in HCC patients as evidenced by tumor localization of iodine radiolabeled condrituzumab, a prior clinical-stage anti-GPC3 mAb, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC.
We have received FDA clearance for our IND applications for ZW171 and ZW191, and are actively progressing submissions for non-U.S. applications for both product candidates in 2024. Similarly, we expect to submit INDs and non-U.S. applications for ZW220 and ZW251 in 2025. Beyond this, we aim to nominate the preclinical candidate for our fifth development program during 2024, and intend to submit an IND and non-U.S. applications for this candidate in 2026.
We maintain ongoing discovery efforts to identify and test new target combinations, product candidates and platform technologies that have the potential to address unmet medical needs. We have developed multiple early-stage product candidates targeting a combination of known and novel tumor antigens based on our platform technologies. All of these candidates remain unencumbered. We continue to focus on advancing multiple well-differentiated product candidates into clinical trials to build our pipeline portfolio as well as exploiting our protein engineering and ADC expertise to develop innovative product candidates.
Our goal is to use our experience and in-house capabilities of developing multifunctional therapeutics platforms, along with our proprietary protein engineering capabilities, to improve the standard of care for people living with difficult-to-treat cancers and other serious diseases with high unmet medical need.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products as of June 30, 2024, and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to June 30, 2024, we received $996.4 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of June 30, 2024, we had $395.9 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of June 30, 2024 will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.

We reported a net loss of $69.3 million for the six months ended June 30, 2024 and through June 30, 2024, we had an accumulated deficit of $746.8 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
Recent Developments
Zanidatamab Clinical Program
In May 2024, our partner Jazz announced that the FDA accepted and granted Priority Review of the BLA for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2-positive BTC. Under the PDUFA, the FDA has set a target action date of November 29, 2024.
In June 2024, our partner Jazz announced long-term follow-up results, including the first overall survival (“OS”) findings, from the Phase 2b HERIZON-BTC-01 clinical trial of zanidatamab in previously treated, unresectable, locally advanced, or metastatic HER2-positive BTC. These data were featured at the American Society of Clinical Oncology (“ASCO”) Annual Meeting in a poster presentation. For the trial’s primary endpoint, results demonstrated that a confirmed objective response rate by independent central review was maintained at 41.3% (95% confidence interval (“CI”): 30.4, 52.8) and one additional patient achieved a complete response (n=2; 2.5%) since initial findings were presented at the ASCO Annual Meeting in 2023. The median duration of response, one of the trial’s key secondary endpoints, increased by approximately 2 months to 14.9 months (95% CI: 7.4, not reached), compared to the previously reported findings. In this data cut, zanidatamab demonstrated a median estimated OS, another secondary endpoint, of 15.5 months (95% CI: 10.4, 18.5) in all patients with HER2+ BTC, 18.1 months (95% CI:12.2, 23.2) in patients with IHC 3+ tumors, and 5.2 months (95% CI: 3.1, 10.2) in patients with IHC 2+ tumors. Results highlight the clinically meaningful benefits of sustained and durable responses with continued treatment with zanidatamab. Results from HERIZON-BTC-01 were included in the BLA for zanidatamab, as well as in the Marketing Authorization Application (MAA) for zanidatamab which has been validated by The European Medicines Agency (EMA).
In June 2024, together with our partner BeiGene we announced that the CDE of the NMPA in China accepted the BLA for zanidatamab for second-line treatment of HER2-positive BTC. Under the terms of Zymeworks’ Asia Pacific license and collaboration agreement with BeiGene for the development and commercialization of zanidatamab, in July 2024 Zymeworks received an $8 million milestone payment in connection with this acceptance. Under the terms of its collaboration with BeiGene regarding zanidatamab, Zymeworks has received $61 million in upfront and milestone payments as well as certain co-development funding for zanidatamab clinical studies, including the $8 million milestone payment Zymeworks received in connection with the NMPA’s acceptance of the BLA for zanidatamab for second-line treatment of HER2-positive BTC. Through our collaboration with BeiGene on zanidatamab, we remain eligible to receive up to $164 million in additional development and commercial milestones together with tiered royalties of up to 19.5% of net sales in BeiGene territories.
In July 2024, our partner Jazz announced that the EMA validated the MAA for zanidatamab in second-line (2L) BTC.
In July 2024, our partner Jazz announced the initiation of the Phase 3 EmpowHER-BC-303 trial to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2-positive breast cancer whose disease has progressed on previous trastuzumab deruxtecan (T-DXd) treatment.
In July 2024, our partner Jazz announced that the pivotal HERIZON-GEA-01 trial, evaluating zanidatamab in first-line GEA, is ongoing and enrollment remains on track. Based on a blinded assessment of progression events, Jazz estimates top-line PFS data will be available in the second quarter of 2025. Jazz continues to track events in the trial relative to the initial protocol assumptions.
Early-Stage Programs
In June 2024, we announced that the FDA cleared the IND application for ZW171, a novel 2+1 T-cell targeting bispecific antibody for MSLN-expressing cancers. We expect to initiate clinical development of ZW171 (NCT06523803) during 2024 and are actively progressing applications seeking regulatory permission to commence clinical studies for ZW171 in non-U.S. jurisdictions in the second half of 2024.

In July 2024, we announced that the FDA cleared the IND application for ZW191, a differentiated FRα-targeting antibody-drug conjugate. We expect to initiate clinical development of ZW191 during 2024 and are actively progressing applications seeking regulatory permission to commence clinical studies for ZW191 in non-U.S. jurisdictions in the second half of 2024.

Other Matters
In July 2024, we announced the appointment of Leone Patterson as Executive Vice President, Chief Business Officer and Chief Financial Officer of Zymeworks, effective September 1, 2024. Ms. Patterson will be responsible for Zymeworks’ financial strategies and will lead the global finance organization.

On August 1, 2024, our board of directors authorized a share repurchase program (the “Share Repurchase Program”), under which we may repurchase up to $60.0 million of our common stock. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act of 1934 and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Share Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.

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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received over $435 million through June 30, 2024 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeiGene with respect to zanidatamab, as of June 30, 2024, we remain eligible to receive up to $1.56 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition to the payments we have received through our collaboration agreements with Jazz and BeiGene relating to zanidatamab and zanidatamab zovodotin as described above, as of June 30, 2024, we have received approximately $180.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), Iconic Therapeutics, Inc. (“Iconic”), and Merck Sharp & Dohme Research GmbH (“Merck”). During the three months ended June 30, 2024, the research program term under our agreement with BMS expired with respect to eight of the ten programs thereunder. Following such expiration, as of June 30, 2024, we remain eligible to receive up to $1.03 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2024 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2024 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
Revenue

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Revenue from research and collaborations	$19.2	$7.0	$12.2	174%	$29.3	$42.6	$(13.3)	(31)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $12.2 million in the three months ended June 30, 2024 compared to the same period in 2023. Revenue for the three months ended June 30, 2024 included $10.8 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2-positive BTC and $0.4 million from BeiGene for research support payments. Revenue for the same period in 2023 included $26.6 million for development support from Jazz, which was partially offset by a $20.1 million credit, issued to Jazz for contractual amendments to our partnership arrangement, and $0.5 million from our partners for research support and other payments.
Total revenue decreased by $13.3 million in the six months ended June 30, 2024 compared to the same period in 2023. Revenue for the six months ended June 30, 2024 included $20.7 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2-positive BTC, $0.4 million from BeiGene for research support payments and $0.2 million from our partners for research support and other payments. Revenue for the same period in 2023 included $61.0 million for development support and drug supply revenue from Jazz, which was partially offset by a $20.1 million credit, issued to Jazz for contractual amendments to our partnership arrangement, and $1.7 million from BeiGene and our other partners for research support and other payments. The decrease in revenue from Jazz reflects the transfer of responsibility for certain clinical trials regarding zanidatamab to Jazz pursuant to the Transfer Agreement (as defined below) and the Amended Jazz Collaboration Agreement, with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.
Research and Development Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Third-party research and development program expenses:
Zanidatamab	$2.0	$18.1	$(16.1)	(89)%	$5.4	$41.5	$(36.1)	(87)%
Zanidatamab zovodotin	1.7	1.6	0.1	6%	4.3	3.1	1.2	39%
ZW171	1.1	1.6	(0.5)	(31)%	3.4	2.4	1.0	42%
ZW191	0.9	2.9	(2.0)	(69)%	3.6	4.0	(0.4)	(10)%
ZW220	3.4	0.1	3.3	3,300%	6.8	0.5	6.3	1,260%
ZW251	2.0	0.1	1.9	1,900%	2.6	0.5	2.1	420%
Other preclinical and research programs	3.3	2.4	0.9	38%	6.1	4.0	2.1	53%
	14.4	26.8	(12.4)	(46)%	32.2	56.0	(23.8)	(43)%
Unallocated departmental research and development expenses:
Salaries and benefits	8.1	8.6	(0.5)	(6)%	16.7	20.0	(3.3)	(17)%
Stock-based compensation expense (recovery)	2.5	(1.1)	3.6	327%	4.5	(0.7)	5.2	743%
Other unallocated expenses	4.2	5.1	(0.9)	(18)%	7.8	10.0	(2.2)	(22)%
Research and development expense (1)	$29.2	$39.4	$(10.2)	(26)%	$61.2	$85.3	$(24.1)	(28)%
(1) Excluding zanidatamab and zanidatamab zovodotin, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing clinical and preclinical research activities.
Research and development expense decreased by $10.2 million for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab as a result of transfer of responsibility for this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2023, was partially offset by an increase in expenses, primarily with respect to preclinical product candidates ZW220 and ZW251, which were partially offset by a decrease in expenses for ZW171 and ZW191. Stock-based compensation expense in 2024 increased primarily due to net recovery in 2023 as a result of transfer of employees to Jazz per the transfer of zanidatamab development program. This was partially offset by decrease in salaries and benefits expenses due to non-recurring severance expenses in 2023.
Research and development expense decreased by $24.1 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab as a result of transfer of responsibility for this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement. This decrease, compared to the same period in 2023, was partially offset by an increase in expenses of other development programs, primarily with respect to product candidates ZW171 and ZW251, costs incurred for manufacturing activities to support the IND for ZW220, and other preclinical and research programs. Salaries and benefits expenses decreased compared to the same period in 2023, due to non-recurring severance expenses in 2023, which was partially offset by an increase in stock-based compensation expense in 2024.
Our research and development expenses relating to zanidatamab, following the May 2023 transfer of responsibility for the zanidatamab development program to Jazz, have decreased significantly compared to the three and six months ended June 30, 2023. We expect to continue incurring research and development expenses for activities over which we maintain responsibility under the Amended Jazz Collaboration Agreement and for costs of third party services and other expenses under certain contracts being transferred to Jazz pursuant to the Transfer Agreement. We are eligible for reimbursement of these expenses from Jazz and expect to recognize these reimbursements as revenue from research and collaborations. We similarly expect that research and development expenses relating to zanidatamab zovodotin will decrease significantly in future periods following our decision to discontinue the zanidatamab zovodotin clinical development program.
General and Administrative Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Salaries and benefits	$4.0	$4.1	$(0.1)	(2)%	$8.8	$9.1	$(0.3)	(3)%
Stock-based compensation expense	2.1	1.4	0.7	50%	3.7	3.1	0.6	19%
Professional fees, consulting and business insurance	5.1	9.7	(4.6)	(47)%	10.5	16.3	(5.8)	(36)%
Other general and administrative expenses	4.5	6.5	(2.0)	(31)%	8.5	10.1	(1.6)	(16)%
General and administrative expense	$15.7	$21.7	$(6.0)	(28)%	$31.5	$38.6	$(7.1)	(18)%
General and administrative expense decreased by $6.0 million for the three months ended June 30, 2024 compared to the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in external consulting expenses for information technology, legal fees and insurance costs, as well as depreciation and amortization expenses compared to the same period in 2023. This was partially offset by costs due to the termination of our long-term facility lease in Seattle in 2024.
General and administrative expense decreased by $7.1 million for the six months ended June 30, 2024 compared to the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in external consulting expenses for information technology, legal fees, and other expenses for advisory services, a reduction in insurance costs and a decrease in depreciation and amortization expenses, compared to the same period in 2023. This was partially offset by costs due to the termination of our long-term facility lease in Seattle in 2024.
Impairment on Acquired IPR&D

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2024	2023			2024	2023
(dollars in millions)

Impairment on acquired IPR&D	$17.3	$—	$17.3	100%	$17.3	$—	$17.3	100%
During the three and six months ended June 30, 2024, we recorded an impairment charge of $17.3 million as a result of our decision to discontinue the zanidatamab zovodotin clinical development program which utilized the technology represented by acquired IPR&D assets.
Other Income, net

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Other income, net	$5.3	$4.6	$0.7	15%	$11.5	$8.9	$2.6	29%
Other income, net increased by $0.7 million for the three months ended June 30, 2024 compared to the same period in 2023. Other income, net for 2024 included $5.2 million in interest income and $0.1 million in net foreign exchange gain and other miscellaneous income. Other income, net for the three months ended June 30, 2023 included $4.8 million in interest income and a

$0.2 million net foreign exchange loss and other miscellaneous amounts. The increase in interest income was driven by higher rates of return on, and partially offset by a reduction in the balances of, our cash, cash equivalents and marketable securities, due to operating cash requirements.
Other income, net increased by $2.6 million for the six months ended June 30, 2024 compared to the same period in 2023. Other income, net for 2024 included $11.1 million in interest income and $0.4 million in net foreign exchange gain and other miscellaneous income. Other income, net for the six months ended June 30, 2023 included $9.6 million in interest income and a $0.7 million net foreign exchange loss and other miscellaneous amounts. The increase in interest income was driven by higher rates of return on, and partially offset by a reduction in the balances of, our cash, cash equivalents and marketable securities, due to operating cash requirements.
Income Tax

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2024	2023			2024	2023
(dollars in millions)

Income tax expense	$0.1	$1.7	$(1.6)	(94)%	$0.1	$3.0	$(2.9)	(97)%
Income tax expense decreased by $1.6 million and $2.9 million for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily due to a reduction in U.S. taxes under the global intangible low-taxed income rules and Subpart F income rules.

Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
In November, 2022, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of our common stock subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which Cantor would act as our sales agent. In June 2023, we sold an aggregate of 3,350,000 shares of common stock at $8.12 per share under the Sales Agreement. We received gross proceeds of $27.2 million and net cash proceeds of $26.2 million, after underwriting commissions and offering expenses. On July 29, 2024, we notified Cantor of our decision to terminate the Sales Agreement effective July 31, 2024. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions.
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
As of June 30, 2024, we had $395.9 million of cash, cash equivalents, and marketable securities, comprised of $71.0 million in cash and cash equivalents and $325.0 million in marketable securities.

Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(62.7)	$(89.6)
Investing activities	(27.3)	(198.9)
Financing activities	3.2	29.3
Effect of exchange rate changes on cash and cash equivalents	0.2	0.3
Net change in cash and cash equivalents	$(86.6)	$(258.8)
Operating Activities
During the six months ended June 30, 2024, cash used in operating activities was $62.7 million compared to $89.6 million for the same period in the prior year. The decrease in net cash used in operating activities was primarily due to a decrease in cash expenditures for operations as a result of transfer of responsibility over the zanidatamab program to Jazz and favorable movements in working capital compared to the same period in the prior year. This was partly offset by an increase in payments for our other preclinical and clinical product candidates.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 primarily related to net purchases of marketable securities of $25.5 million and cash outflows of $1.8 million for the expenditures for software implementation and acquisition of property and equipment in our office and laboratory spaces in Canada and the United States. Net cash used in investing activities for the six month period ended June 30, 2023 primarily related to net purchases of marketable securities of $197.7 million partially offset by cash outflows of $1.2 million for the acquisition of property and equipment in relation to our office and lab spaces in Canada.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2024 included net proceeds of $2.9 million from stock option exercises and $0.4 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2023 included net proceeds of $26.2 million from our share issuance pursuant to the Sales Agreement, net proceeds of $2.9 million from stock option exercises and $0.2 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales as of June 30, 2024 and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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
Additionally, on August 1, 2024, our board of directors authorized the Share Repurchase Program, under which we may repurchase up to $60.0 million of our common stock. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Share Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of July 31, 2024, 71,047,390 shares of common stock were issued and outstanding. In addition, as of July 31, 2024, we had 5,086,521 shares of common stock issuable pursuant to 5,086,521 pre-funded warrants, 4,431,698 shares of common stock issuable pursuant to 4,431,698 exercisable outstanding stock options, 4,310,310 shares of common stock issuable pursuant to 4,310,310 outstanding options that were not exercisable at that date, and 1,363,789 shares of common stock issuable upon vesting of outstanding restricted stock units.

In connection with the Plan of Arrangement, we issued to the Share Trustee one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. For additional information and meaning of defined terms referenced in this paragraph, please see note 1 of our interim condensed consolidated financial statements as of and for the quarter ended June 30, 2024, within this Quarterly Report on Form 10-Q.
As of July 31, 2024, 853,896 Exchangeable Shares have been exchanged on a one-to-one basis for 853,896 shares of our common stock and 570,637 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 570,637 shares of our common stock.
Item 3.    Quantitative and Qualitative Disclosure About Market Risk.
Interest Rate Risk
As of June 30, 2024 and December 31, 2023, we had cash, cash equivalents and marketable securities of $395.9 million, and $456.3 million, respectively, consisting primarily of funds in cash, money market funds, guaranteed investment certificates, U.S. treasury securities and corporate debt securities. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. Our exposure to interest rate risk is related to our investment portfolio. Fixed rate investments may have their fair market value adversely impacted from changes in interest rates. Due in part to these factors, our future investment income may fall short of expectations. Further, we may suffer losses in investment principal if we are forced to sell securities that have declined in market value due to changes in interest rates. However, historical fluctuations of interest income have not been significant. We do not enter into investments for trading or speculative purposes and we have not used any derivative financial instruments to manage our interest rate exposure. We mitigate credit risk by maintaining a well-diversified portfolio and limiting the amount of investment exposure as to institution, maturity and investment type. As of June 30, 2024, approximately 80% of our investment portfolio was composed of short-term investments with maturities less than 12 months. A hypothetical 100 basis point increase in interest rates would have resulted in a $1.8 million decrease in the fair market value of our portfolio but would not have a material effect on our investment income as at June 30, 2024. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
At June 30, 2024, our net monetary liabilities denominated in Canadian dollars were $0.7 million (C$1.0 million). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and stockholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $0.1 million in our Consolidated Statement of Loss and Comprehensive Loss for the six months ended June 30, 2024.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of June 30, 2024, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
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
We currently have three clinical-stage product candidates, including zanidatamab, ZW171 and ZW191. Our partner Jazz has been responsible for the conduct of ongoing and future zanidatamab trials since May 2023, and is currently evaluating this product candidate in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. In May 2024, Jazz announced that the FDA accepted and granted Priority Review of the BLA for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2-positive biliary tract cancer. Under the PDUFA, the FDA has set a target action date of November 29, 2024. Following a strategic review of our emerging wholly-owned pipeline, we decided to discontinue the zanidatamab zovodotin clinical development program.
Following the transfer of the zanidatamab development program to Jazz and the discontinuation of our zanidatamab zovodotin clinical development program, we have been focused on the development of our early-stage product candidates and general discovery efforts. Following the clearance of our IND applications for both ZW171 and ZW191, we are actively progressing with additional submissions in selected non-U.S. countries in order to commence clinical Phase 1 studies in the second half of this year with active clinical sites in North America, Europe, and Asia-Pacific.
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
Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond those we currently have in clinical and preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early-stage research and development efforts may not yield any promising product candidates. Even if our research and development efforts yield product candidates that advance into clinical studies, the historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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
In May 2024, Jazz announced that the FDA accepted and granted Priority Review of the BLA for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2-positive biliary tract cancer. Under the PDUFA, the FDA has set a target action date of November 29, 2024. The FDA may not approve the BLA by the PDUFA date or may raise issues or deficiencies during its review of the BLA.

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

In particular, on April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (“LDTs”), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In May 2024, FDA issued a final rule that phases out its enforcement discretion for most LDTs and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. We will continue to evaluate the impact of this rule on our companion diagnostic development and strategy. Any future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LTDs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans, or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. For example, following a strategic review of our emerging wholly-owned pipeline, we decided to discontinue the clinical development program of zanidatamab zovodotin, our HER2-targeted antibody-drug conjugate, to focus on the development of our early-stage programs, which we believe have the potential to be best-in-class and/or first-in-class drugs. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our other product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
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
•submission of IND and non-U.S. applications, or other regulatory applications, for our planned clinical trials or future clinical trials and authorizations from regulators to initiate clinical studies;
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
In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, also called the Medicare Modernization Act (“MMA”), changed the way Medicare covers and pays for pharmaceutical products. The legislation established Medicare Part D, which expanded Medicare coverage for outpatient prescription drug purchases by the elderly but provided authority for limiting the number of drugs that will be covered in any therapeutic class. The MMA also introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, future challenges in view of the U.S. Supreme Court’s overruling of the Chevron doctrine, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
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
U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches, which may increase the volume of data breach litigation. In addition, the California Privacy Rights Act of 2020, which went into effect on January 1, 2023, expanded the CCPA by, among other things, giving California residents the ability to limit use of certain sensitive personal information, establishing restrictions on personal information retention, expanding the types of data breaches subject to the CCPA’s private right of action, and establishing a new California Privacy Protection Agency to implement and enforce the new law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA, including such laws in Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah, and Virginia. Further, Washington also has enacted the My Health, My Data Act, which, among other things, provides for a private right of action. While limited exemptions to some of these laws may apply to portions of our business, the recency of these laws’ enactment and evolving interpretations of these laws may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
We may also become subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”), the United Kingdom (“UK”), and Switzerland have adopted privacy and security protection laws and regulations that impose significant compliance obligations. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, processing, and security of information that identifies or may be used to identify an individual, such as names, contact information, and sensitive personal information such as health data. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.
The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes many requirements for controllers and processors of personal information, including, for example, higher standards for obtaining consent from individuals to process their personal information, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party processors in connection with the processing of the personal information. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. Failure to comply with the requirements of the GDPR and the applicable national privacy and security laws of EEA countries may result in fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; we may also be liable should any individual who has suffered financial or non-financial damage arising from our infringement of the GDPR exercise their right to receive compensation against us. Furthermore, adverse publicity relating to our failure to comply with the GDPR could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. Additionally, the UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover.
Certain jurisdictions, including the EEA, have enacted data localization laws and cross-border personal information transfer laws. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. On July 10, 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework. The decision concludes that the United States ensures an adequate level of protection – comparable to that of the European Union – for personal information transferred from the EU to U.S. companies under the framework. Based on this new adequacy decision, personal information can flow from the EU to U.S. companies participating in the EU-U.S. Data Privacy Framework, without having to put in place additional data protection safeguards. While we are not certified under the EU-U.S. Data Privacy Framework, we rely on other data transfer tools such as the EU standard contractual clauses (“EU SCCs”) and the UK addendum to the EU SCCs to transfer personal information to third countries outside the EEA and the UK, taking into consideration the enhanced due diligence obligations on data exporters and importers to ensure that the laws of the country to which the personal information is transferred offer a level of data protection that is essentially equivalent to the EEA and the UK. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such international transfers of data. Additionally, the interpretation of data transfer requirements, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, Switzerland and the UK, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.
We expect an increase in regulatory and cybersecurity requirements that may apply to our business. For instance, we are taking steps to assess our exposure to the EU NIS2 Directive 2022/2555. The NIS2 Directive requires organizations of a certain size providing certain services, including in the health sector, to adopt appropriate cybersecurity risk-management measures and to report certain cybersecurity incidents. EU countries must apply the requirements of the NIS2 Directive as of October 18, 2024. Failure to comply with the requirements of the NIS2 Directive may result in sanctions, including administrative fines of up to €10,000,000 or 2% of worldwide annual turnover, whichever is greater, for large organizations.
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
The interpretation and application of consumer, health-related and privacy and security laws in the United States, the EEA, Switzerland, the UK and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. In addition, these privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
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
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 1, 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Biden administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.

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
Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in January 2024 the FDA authorized the state of Florida to import certain prescription drugs from Canada for a period of two years to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
•restrictions on cross-border data exchanges;
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the United States. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States, and what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of June 30, 2024, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the year ended December 31, 2023 was $118.7 million, while our net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement (as defined below) and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. Our net loss for the six months ended June 30, 2024 was $69.3 million. As of June 30, 2024, our accumulated deficit was $746.8 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of June 30, 2024, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue as of June 30, 2024 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products in the near term.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We currently have three clinical-stage product candidates, including zanidatamab, ZW171 and ZW191. Our partner Jazz has been responsible for the conduct of ongoing and future zanidatamab trials since May 2023, and is currently evaluating this product candidate in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. Following a strategic review of our emerging wholly-owned pipeline, we decided to discontinue the zandidatamab zovodotin clinical development program. Following the transfer of the zanidatamab development program to Jazz and the discontinuation of the zanidatamab zovodotin clinical development program, we have been focused on the development of our early-stage product candidates and general discovery efforts. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeiGene provide for additional future funding for zanidatamab, we will continue to require additional funding to advance and complete the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. In November 2022, we entered into the Sales Agreement with Cantor to sell shares of our common stock, subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which Cantor would act as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock under the Sales Agreement for net proceeds of $26.2 million, after underwriting commissions and offering expenses. On July 29, 2024, we notified Cantor of our decision to terminate the Sales Agreement effective July 31, 2024. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions. In addition, on December 23, 2023, we entered in a securities purchase agreement for a private placement with certain institutional accredited investors affiliated with EcoR1 Capital, LLC of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock for an aggregate purchase price of $50.0 million. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
In April 2023, certain of our subsidiaries entered into a stock and asset purchase agreement with Jazz Inc. (as amended, the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, we took a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates (the “Program”). As part of the transactions contemplated by the Transfer Agreement, at the closing of the Transfer Agreement in May 2023 (the “Closing”), Zymeworks BC and Jazz amended and restated the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, are unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz pursuant to the Transfer Agreement) incurred following the Closing are directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, though Zymeworks BC will remain eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. Other material terms in the Amended Jazz Collaboration Agreement also remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions. We cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz. We continue to depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement.
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
•possible disagreements with Jazz regarding the agreement, for example, with regard to ownership of intellectual property rights or program costs and reimbursement matters; and
•Jazz may not perform its obligations as expected.
If either we or Jazz fail to perform our respective obligations, any clinical trial, regulatory approval or development progress could be significantly delayed or halted, could result in costly or time-consuming litigation or arbitration and could have a material adverse effect on our business. In addition, we depend on Jazz to provide certain information to us regarding the Program, and any delay by Jazz in fulfilling its information-sharing obligations under the Amended Collaboration Agreement could impact our understanding of the status of the Program, as well as result in potential delays or inaccuracies in our disclosures relating to the Program.
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
•we may be dependent on strategic partners to provide certain information to us regarding the development of product candidates, and any delay by our strategic partners to full information-sharing obligations could impact our understanding of such development, as well as result in potential delays or inaccuracies in our disclosures;
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, judicial decisions in the U.S. raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.
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
As another example, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was introduced on June 1, 2023, which will significantly impact European patents, including those granted before the introduction of this system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
We use open source software in connection with our internal research and development programs, which could negatively affect our ability to develop products and subject us to litigation or other actions.
We use open source software in connection with our internal research and development programs. The terms of many open source licenses have not been interpreted by U.S. courts or courts outside of the United States, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use this software. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming that software we developed using such open source software is a derivative work of open source software and demanding the release of portions of our source code, or otherwise seeking to enforce the terms of the applicable open source license. Litigation could be costly for us to defend, have a negative effect on our financial condition and results of operations or require us to devote additional research and development resources to change our platform and offerings.
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
Retention and any future recruitment of qualified scientific, technical, clinical, manufacturing and sales and marketing personnel will also be critical to our success. In connection with the transactions contemplated by the Transfer Agreement in May 2023, certain of our clinical operations personnel and other personnel with later-stage development experience were transferred to Jazz. If we are successful in advancing the development of our early-stage candidates, we will need to evaluate any organizational hiring needs. In addition, we will need to effectively manage our managerial, operational, financial, development and other resources in order to successfully pursue our research, development and commercialization efforts for our existing and future product candidates. Furthermore, replacing key senior managers and employees may be difficult and may take an extended period of time because of the limited talent pool in our industry due to the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and commercialization plans and strategies, we may need to grow or modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of June 30, 2024, we had 290 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•any purchases under our Share Repurchase Program; and
•other factors that may be unanticipated or out of our control.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 42.0% of our outstanding common stock as of June 30, 2024. Our current directors and executive officers beneficially own, in the aggregate, approximately 1.4% of our outstanding common stock as of June 30, 2024. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
•delaying, deferring, or preventing a change in control;
•entrenching our management or the board of directors;
•impeding a merger, takeover, or other business combination involving us; or
•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We have recently qualified as a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to such companies could make our common shares less attractive to investors.

As a result of our public float (the market value of our common shares held by non-affiliates) as of June 30, 2024 and our revenue for 2023, we qualify as a “smaller reporting company,” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies.

In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2024, we will be a “non-accelerated filer” as defined under the Exchange Act. Although we do not currently expect to rely on such exemption, for as long as we continue to be a non-accelerated filer, we may choose to take advantage of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. If we choose not to obtain such attestation from our independent registered public accounting firm, it may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

If we choose to rely on any of these disclosure exemptions, the information we provide shareholders will be different than the information that is available with respect to other public companies. Moreover, if some investors find our common shares less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common shares and the market price of our common shares may be more volatile.
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
Pursuant to the Redomicile Transactions, certain holders of common shares of our predecessor company exchanged their common shares for Exchangeable Shares in the capital of our subsidiary ExchangeCo. Exchangeable Shares are exchangeable at the option of the holder for shares of our common stock.
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

There can be no assurance that we will repurchase shares of our common stock or that we will repurchase shares at favorable prices.

In August 2024, our Board of Directors approved the Share Repurchase Program, pursuant to which we are authorized to repurchase up to $60.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. The timing, number of shares repurchased, and prices paid for the stock under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our Share Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock.

Our ability to make share repurchases, if any, will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices, if at all. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase stock after we have announced our intention to do so, a reduction in the frequency of repurchases, or the completion of our Share Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price.

The existence of our Share Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our Share Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.

Repurchasing our common stock reduces the amount of cash we have available, and we may fail to realize the anticipated long-term stockholder value of any share repurchase program.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
None.
Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.

Item 5.    Other Information.
On July 29, 2024, we notified Cantor of our decision to terminate the Sales Agreement effective July 31, 2024. The Sales Agreement provided for the offer and sale of our common stock from time to time through Cantor as our sales agent, subject to the maximum aggregate dollar amount registered pursuant to the applicable prospectus supplement. Sales of shares of common stock through Cantor were to be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act, including without limitation sales made directly on the Nasdaq or any other existing trading market for our common stock. An aggregate of 3,350,000 shares of common stock were sold under the Sales Agreement.
The foregoing description of the Sales Agreement is not complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which is filed as Exhibit 10.53 to our Annual Report on Form 10-K filed with the SEC on March 6, 2024.
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

10.2#
Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) and UK Sub-Plan to the Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder).

10.3#
Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Leone Patterson, dated July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024).

10.4#
Amended and Restated Inducement Stock Option and Equity Compensation Plan (and forms of award agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six month periods ended June 30, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six month periods ended June 30, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six month period ended June 30, 2024 and 2023 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President, Chief Executive Officer, and Interim Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
	Date:	August 1, 2024