Form 10-Q
period 2024-09-30
Zymeworks Inc.
filed 2024-10-31
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of October 30, 2024 was 68,877,526.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2024

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	September 30, 2024	December 31, 2023
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$122,356	$157,557
Short-term marketable securities (note 5)	174,844	216,770
Accounts receivable	23,704	19,477
Prepaid expenses and other current assets	22,865	19,122
Total current assets	343,769	412,926
Long-term marketable securities (note 5)	77,667	81,930
Long-term prepaids and other assets	7,228	7,566
Deferred tax asset	4,206	3,615
Property and equipment, net	18,333	19,847
Operating lease right-of-use assets	17,355	17,696
Intangible assets, net	6,407	7,656
Acquired in-process research and development (note 6)	171	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$487,152	$580,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$51,707	$45,992
Income tax payable	2,071	1,811
Current portion of operating lease liability (note 11)	2,943	4,261
Deferred revenue (note 9)	27,188	3,699
Total current liabilities	83,909	55,763
Long-term portion of operating lease liability (note 11)	17,274	22,369
Deferred revenue (note 9)	14,607	32,941
Other long-term liabilities (note 7)	929	1,701
Deferred tax liability	3,455	3,300
Total liabilities	120,174	116,074
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at September 30, 2024 and December 31, 2023, respectively; 69,584,882 and 70,115,997 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively (note 8b)	1,014,327	997,227
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of September 30, 2024 and December 31, 2023 (note 8b).	—	—
Exchangeable shares, no par value, 570,637 and 651,219 issued and outstanding shares at September 30, 2024 and December 31, 2023, respectively (note 8b)	8,188	9,345
Additional paid-in capital	148,296	142,274
Accumulated other comprehensive loss	(5,999)	(6,603)
Accumulated deficit	(797,834)	(677,437)
Total stockholders’ equity	366,978	464,806
Total liabilities and stockholders’ equity	$487,152	$580,880
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
Subsequent event (note 8c)
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Research and development collaborations (note 9)	$16,000	$16,506	$45,273	$59,086
Operating expenses:
Research and development	36,353	32,775	97,558	118,095
General and administrative	13,852	16,968	45,321	55,623
Impairment on acquired in-process research and development assets (“IPR&D”) (note 6)	—	—	17,287	—
Total operating expenses	50,205	49,743	160,166	173,718
Loss from operations	(34,205)	(33,237)	(114,893)	(114,632)
Other income:
Interest income	4,785	5,026	15,859	14,656
Other (expense) income, net (note 10)	(204)	634	214	(62)
Total other income, net	4,581	5,660	16,073	14,594
Loss before income taxes	(29,624)	(27,577)	(98,820)	(100,038)
Income tax expense	(226)	(1,110)	(369)	(4,154)
Net loss	(29,850)	(28,687)	(99,189)	(104,192)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of nil (note 5)	1,905	(485)	604	(1,639)
Total other comprehensive income (loss)	1,905	(485)	604	(1,639)
Comprehensive loss	$(27,945)	$(29,172)	$(98,585)	$(105,831)

Net loss per common share (note 4):
Basic	$(0.39)	$(0.41)	$(1.30)	$(1.53)
Diluted	$(0.39)	$(0.41)	$(1.30)	$(1.53)

Weighted-average common stock outstanding (note 4):
Basic	76,128,531	70,575,773	76,244,893	68,212,756
Diluted	76,157,101	70,575,773	76,266,177	68,214,482

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of options	—	—	—	—	203,518	2,581	—	—	(626)	1,955
Issuance of common stock through employee stock purchase plan	—	—	—	—	52,905	577	—	—	—	577
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	224,104	1,939	—	—	(1,939)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,435	3,435
Net loss	—	—	—	—	—	—	(31,653)	—	—	(31,653)
Other comprehensive loss	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Balance at March 31, 2024	1	$—	570,637	$8,188	70,677,106	$1,003,481	$(709,090)	$(7,724)	$143,144	$437,999
Issuance of common stock on exercise of options	—	—	—	—	154,439	1,829	—	—	(692)	1,137
Stock-based compensation	—	—	—	—	—	—	—	—	4,891	4,891
Net loss	—	—	—	—	—	—	(37,686)	—	—	(37,686)
Other comprehensive loss	—	—	—	—	—	—	—	(180)	—	(180)
Balance at June 30, 2024	1	$—	570,637	$8,188	70,831,545	$1,005,310	$(746,776)	$(7,904)	$147,343	$406,161
Issuance of common stock on exercise of options	—	—	—	—	495,640	8,251	—	—	(3,043)	5,208
Issuance of common stock through employee stock purchase plan	—	—	—	—	75,327	734	—	—	—	734
Issuance of common stock upon vesting of RSUs	—	—	—	—	900	32	—	—	(32)	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,028	4,028
Repurchase and retirement of common stock (note 8c)	—	—	—	—	(1,818,530)	—	(21,124)	—	—	(21,124)
Excise tax on repurchase of common stock (note 8c)	—	—	—	—	—	—	(84)	—	—	(84)
Net loss	—	—	—	—	—	—	(29,850)	—	—	(29,850)
Other comprehensive income	—	—	—	—	—	—	—	1,905	—	1,905
Balance at September 30, 2024	1	$—	570,637	$8,188	69,584,882	$1,014,327	$(797,834)	$(5,999)	$148,296	$366,978
The accompanying notes are an integral part of these financial statements

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2023	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of options	—	—	—	—	203,239	2,649	—	—	(1,001)	1,648
Issuance of common stock through employee stock purchase plan	—	—	—	—	50,420	371	—	—	—	371
Issuance of common stock upon vesting of RSUs	—	—	—	—	2,965	132	—	—	(132)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(767,645)	(11,016)	767,645	11,016	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,196	2,196
Net loss	—	—	—	—	—	—	(24,353)	—	—	(24,353)
Other comprehensive income	—	—	—	—	—	—	—	720	—	720
Balance at March 31, 2023	1	$—	656,888	$9,426	64,083,770	$900,490	$(583,116)	$(5,939)	$152,677	$473,538
Issuance of common stock on exercise of options	—	—	—	—	202,048	2,129	—	—	(697)	1,432
Issuance of common stock upon vesting of RSUs	—	—	—	—	46,066	465	—	—	(465)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(5,500)	(79)	5,500	79	—	—	—	—
Issuance of common stock in connection with at-the-market ("ATM") program, net of issue costs (note 8a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Stock-based compensation	—	—	—	—	—	—	—	—	742	742
Net loss	—	—	—	—	—	—	(51,152)	—	—	(51,152)
Other comprehensive loss	—	—	—	—	—	—	—	(1,874)	—	(1,874)
Balance at June 30, 2023	1	$—	651,388	$9,347	67,687,384	$929,396	$(634,268)	$(7,813)	$152,257	$448,919
Issuance of common stock on exercise of options	—	—	—	—	172,615	2,124	—	—	(796)	1,328
Issuance of common stock through employee stock purchase plan	—	—	—	—	61,491	584	—	—	—	584
Issuance of common stock upon vesting of RSUs	—	—	—	—	900	32	—	—	(32)	—
Issuance of common stock for retracted exchangeable shares (note 8b)	—	—	(169)	(2)	169	2	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,685	2,685
Net loss	—	—	—	—	—	—	(28,687)	—	—	(28,687)
Other comprehensive loss	—	—	—	—	—	—	—	(485)	—	(485)
Balance at September 30, 2023	1	$—	651,219	$9,345	67,922,559	$932,138	$(662,955)	$(8,298)	$154,114	$424,344
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(99,189)	$(104,192)
Items not involving cash:
Depreciation of property and equipment	3,191	5,926
Amortization of intangible assets	2,494	2,029
Stock-based compensation expense	12,771	4,732
Amortization of operating lease right-of-use assets	1,819	6,002
Impairment of acquired IPR&D (note 6)	17,287	—
Deferred income tax (recovery) expense	(436)	210
Change in fair value of contingent consideration liability	(1,878)	331
Unrealized foreign exchange gain	(588)	(384)
Changes in non-cash operating working capital:
Accounts receivable	(4,729)	(33,873)
Prepaid expenses and other current assets	(4,159)	11,976
Accounts payable and accrued liabilities	6,997	(22,468)
Operating lease liabilities	(7,531)	(2,630)
Deferred revenue and other consideration	5,154	93
Income taxes payable	261	(9)
Net cash used in operating activities	(68,536)	(132,257)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 8a)	—	26,233
Issuance of common stock on exercise of stock options	8,072	4,236
Issuance of common stock through employee stock purchase plan	930	820
Purchases of common stock for retirement	(20,624)	—
Deferred financing fees	(174)	(39)
Finance lease payments	(12)	(14)
Net cash (used in) provided by financing activities	(11,808)	31,236
Cash flows from investing activities:
Purchases of marketable securities	(229,923)	(491,340)
Proceeds from marketable securities	277,645	287,747
Acquisition of property and equipment	(1,677)	(2,118)
Acquisition of intangible assets	(1,075)	(205)
Net cash provided by (used in) investing activities	44,970	(205,916)
Effect of exchange rate changes on cash and cash equivalents	173	357
Net change in cash and cash equivalents	(35,201)	(306,580)
Cash and cash equivalents, beginning of period	157,557	400,912
Cash and cash equivalents, end of period	$122,356	$94,332
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$644	$922
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	—	1,073
Purchases of common stock not settled	500	—
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2023.

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

4. Net loss per share
Net loss per share for the three and nine months ended September 30, 2024 and 2023 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders:
Basic	$(29,850)	$(28,687)	$(99,189)	$(104,192)
Adjustment for change in fair value of liability classified stock options	(56)	—	(198)	(12)
Diluted	$(29,906)	$(28,687)	$(99,387)	$(104,204)

Denominator:
Weighted-average common stock outstanding:
Basic	76,128,531	70,575,773	76,244,893	68,212,756
Adjustment for dilutive effect of liability classified stock options	28,570	—	21,284	1,726
Diluted	76,157,101	70,575,773	76,266,177	68,214,482

Net loss per common share – basic	$(0.39)	$(0.41)	$(1.30)	$(1.53)
Net loss per common share – diluted	$(0.39)	$(0.41)	$(1.30)	$(1.53)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019 and January 2020 offerings and December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2024 as the effect would be to reduce the net loss per share.

5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of September 30, 2024:

	September 30, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$36,868	$—	$36,868
U.S. Treasury notes	65,960	134	66,094
Corporate debt securities	71,932	(50)	71,882
	174,760	84	174,844
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	11,947	117	12,064
Corporate debt securities	65,144	459	65,603

	77,091	576	77,667

	$251,851	$660	$252,511

The following table summarizes the Company’s marketable securities as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs	$75,066	$—	$75,066
U.S. Treasury notes	46,416	136	46,552
Corporate debt securities	94,900	252	95,152
	216,382	388	216,770
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	70,181	(321)	69,860
Contractual maturity of three to four years:
Corporate debt securities	12,081	(11)	12,070

	82,262	(332)	81,930

	$298,644	$56	$298,700

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$40,992				$23,126
Cash equivalents:
Money market funds	$24,746	$—	$—	$24,746	$64,247	$—	$—	$64,247
GICs	56,618	—	—	56,618	70,184	—	—	70,184
	$81,364	$—	$—	$122,356	$134,431	$—	$—	$157,557

Marketable securities:
GICs and mutual funds	$36,868	$—	$—	$36,868	$75,066	$—	$—	$75,066
U.S. Treasury notes	78,158	—	—	78,158	46,552	—	—	46,552
Corporate debt securities	—	137,485	—	137,485	—	177,082	—	177,082
	$115,026	$137,485	$—	$252,511	$121,618	$177,082	$—	$298,700

	$196,390	$137,485	$—	$374,867	$256,049	$177,082	$—	$456,257

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination are classified as indefinite-lived intangible assets and were not amortized until their classification as definite-lived assets. During the nine months ended September 30, 2024, the Company determined that the fair value of IPR&D, which was estimated using an income approach, was less than its carrying value. Accordingly, the Company recorded an impairment charge of $17,287. The impairment was a result of the Company's decision to discontinue the zanidatamab zovodotin clinical development program which utilized the acquired technology represented by the IPR&D assets. As of July 1, 2024, the Company classified these assets as definite-lived and commenced amortization. The carrying value of IPR&D, net of impairment and amortization, was $171 at September 30, 2024 (December 31, 2023: $17,628).
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2023. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2023, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2024.

7. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Trade payables	$3,423	$6,212
Accrued research and development expenses	38,705	26,661
Employee compensation and related accruals	5,071	6,153
Fair value of liability classified stock options	833	960
Accrued legal, professional fees and other	3,675	4,436
Liability for contingent consideration (note 13)	—	1,570
	$51,707	$45,992
Other long-term liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Liability for contingent consideration (note 13)	$—	$308
Liability from in-licensing agreements	747	747
Finance lease liability (note 11)	33	92
Other	149	554
	$929	$1,701
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of September 30, 2024, there were 570,637 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2023: 651,219). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases

Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock.
c.Stock Repurchase Program

On August 1, 2024, the board of directors of the Company authorized a stock repurchase program (the “Repurchase Program”), whereby the Company may repurchase up to $60,000 of the Company’s outstanding common stock, par value $0.00001 per share. As part of the Repurchase Program, the Company adopted an accounting policy whereby the par value of each share is deducted from common stock and the remainder of the repurchase price is debited to accumulated deficit.
During the three months ended September 30, 2024, the Company repurchased 1,818,530 shares of its common stock for a cost of $20,587, incurred an obligation to purchase common stock for a cost of $500 which had not been settled by September 30, 2024 and incurred commission expense of $37, under the Repurchase Program, which have been recorded against accumulated deficit. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of $84. During the three months ended September 30, 2024, the Company retired all 1,818,530 shares repurchased. These shares were returned to the status of authorized and unissued shares.
The following table presents the Company’s Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Three Months Ended September 30, 2024	1,818,530	$11.32	$20,587
As of October 31, 2024 the Company has completed the initial $30,000 of the Repurchase Program for 2,545,402 shares of its common stock at an average price per share of $11.79 (exclusive of commission expense and estimated excise tax).
d.Pre-Funded Common Share Warrants
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
On August 23, 2022, October 25, 2022, October 27, 2022 and October 19, 2023, a total of 8,581,961 pre-funded warrants were exercised in exchange for issuance of 8,581,868 common shares. As a result of the December 28, 2023 private placement, as of September 30, 2024, there were 5,086,521 pre-funded warrants outstanding (December 31, 2023: 5,086,521).
e.Stock-Based Compensation
As of September 30, 2024, 5,516,837 shares of common stock were available for future award grants under the New Plan (December 31, 2023: 4,594,639 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of September 30, 2024, 390,000 shares of common stock were available for future award grants under this plan (December 31, 2023: 50,000).

RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2023:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2023	771,413	8.63
Granted	957,750	10.56
Vested and settled	(225,004)	8.76
Forfeited	(167,887)	10.98
Outstanding, September 30, 2024	1,336,272	9.70
As of September 30, 2024, there was $4,984 of unamortized RSU expense that will be recognized over a weighted average period of 1.38 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	1,489,478	19.59	14.39	5.50	2,987	2,255
Granted	—	—	—
Exercised	(174,613)	10.98	8.11
Forfeited	(173,908)	24.76	18.15
Outstanding, September 30, 2024	1,140,957	20.12	14.78	4.91	4,251	3,143
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	6,069,242	12.97	7.67	9,213
Granted	2,647,075	10.63
Exercised	(678,984)	9.70
Forfeited	(1,020,571)	17.18
Outstanding, September 30, 2024	7,016,762	11.80	8.10	19,081
During the nine months ended September 30, 2024, the Company received cash proceeds of $8,072 from stock options exercised.
The stock options outstanding at September 30, 2024 expire at various dates from January 1, 2025 to September 9, 2034.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Research and development expense	$2,171	$1,317	$6,477	$677
General and administrative expense	2,381	647	6,022	3,790
The amounts above include stock-based compensation expense relating to RSUs of $1,602 and $4,260 for the three and nine months ended September 30, 2024 (2023: $795 and $2,538).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2024	2023
Dividend yield	0%	0%
Expected volatility	64.7%	68.9%
Risk-free interest rate	4.03%	3.86%
Expected average life of options	6.04 years	5.92 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at September 30, 2024 and 2023 are as follows:

	September 30, 2024	September 30, 2023
Dividend yield	0%	0%
Expected volatility	41.7%	72.6%
Risk-free interest rate	2.90%	4.80%
Expected average option term	0.97 years	1.52 years
Number of liability classified stock options outstanding	295,794	503,166
At September 30, 2024, the unamortized compensation expense related to unvested options was $12,030. The remaining unamortized compensation expense as of September 30, 2024 will be recognized over a weighted-average period of 1.73 years.

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships. which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Jazz:
Development support payments	$764	$2,478	$3,939	$50,544
Drug supply for ongoing studies	5,266	7,559	15,467	16,952
Other drug supply	6,032	5,391	13,356	8,919
Credit for program amendments	—	—	—	(20,100)

BeiGene, Ltd. (“BeiGene”):
Milestone revenue	—	—	8,000	—
Drug supply	1,438	632	1,843	819
Development support payments	—	267	—	487

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”)
Milestone revenue	2,500	—	2,500	—

Research support and other payments from other partners	—	179	168	1,465
	$16,000	$16,506	$45,273	$59,086
Since December 31, 2023, there have not been any material changes to the key terms of our collaboration and license agreements.
In July 2024, the Company recognized $2,500 of milestone revenue from GSK in relation to the sequence pair nomination by GSK under the 2016 licensing agreement between the Company and GSK.
In June 2024, the Company recognized $8,000 of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2-positive BTC.
Contract Assets and Liabilities
As at September 30, 2024, contract assets from research, collaboration and licensing agreements were nil (December 31, 2023: nil) and contract liabilities were $41,795 (December 31, 2023: $36,640). As at September 30, 2024 and December 31, 2023, $27,188 and $3,699 respectively, of the contract liabilities is classified as short-term. Contract liabilities relate to deferred revenue from the BeiGene and Jazz agreements.
10. Other (expense) income, net
Other (expense) income, net, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Foreign exchange (loss) gain, net	$(167)	$264	$179	$(631)
Other	(37)	370	35	569
	$(204)	$634	$214	$(62)

11. Leases
The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue, Washington and in Redwood City, California with lease terms expiring between December 2024 and August 2027. In addition, the Company has commitments for future operating lease payments of $804 under a lease agreement for office space which will commence on January 1, 2025, with an expiry date of June 30, 2026, that is not included in the table below. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2024	December 31, 2023
Operating lease liabilities:
Current portion	$2,943	$4,261
Long-term portion	17,274	22,369
Total operating lease liabilities	20,217	$26,630
Finance lease liabilities:
Current portion included in other current liabilities	28	30
Long-term portion included in other long-term liabilities	33	92
Total finance lease liabilities	61	122
Total lease liabilities	$20,278	$26,752

Weighted average remaining lease term:
Operating leases	6.6 years	6.7 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.4%	3.6%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for the three and nine months ended September 30, 2024 was $973 and $3,195, respectively, and were included in net cash used in operating activities in the consolidated statement of cash flows. In addition, on April 4, 2024, the Company terminated its long-term facility lease in Seattle, pursuant to which the Company paid $6,075 as a termination fee.

As of September 30, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$3,818
1 to 2 years	3,658
2 to 3 years	3,637
3 to 4 years	3,117
4 to 5 years	2,926
Thereafter	6,408
Total operating lease payments	23,564
Less:
Imputed interest	(3,347)
Operating lease liabilities	$20,217
The cost components of the operating leases were as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Lease expenses:
Operating lease expense	$749	$4,675	$1,723	$6,010
Variable lease expense	463	358	1,484	1,193
Termination of long-term facility lease in Seattle, net	—	—	1,033	—
	$1,212	$5,033	$4,240	$7,203
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-

for-sale and are recorded at fair value. As at September 30, 2024, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
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
At September 30, 2024, the maximum exposure to credit risk for accounts receivable was $23,704, 80% of which was from Jazz (December 31, 2023: $19,477) and all accounts receivable are due within the next 12 months. As at September 30, 2024 and December 31, 2023, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of loss. At September 30, 2024, the Company’s net monetary liabilities denominated in Canadian dollars were $3,189 (C$4,313).
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

In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of September 30, 2024, the contingent consideration had an estimated fair value of nil, which has been recorded within liabilities (note 7) on the Company’s consolidated balance sheet (December 31, 2023: $1,878). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the statement of loss and comprehensive loss.
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase / (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Three months ended September 30, 2024	$—	$—	$—	$—
Nine months ended September 30, 2024	$1,878	$(1,878)	$—	$—

The following tables present information about the Company’s liability for contingent consideration measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation technique used to determine such fair value:

	December 31, 2023	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,878	$—	$—	$1,878
	$1,878	$—	$—	$1,878
The Company used the following assumptions to estimate fair value of contingent consideration liability as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Weighted assessment of the likelihood of the milestones	0.0%	33.5%
Weighted average estimated period for achievement of milestones	0.00 years	0.92 years
Discount rate	17.0%	17.0%
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
Zanidatamab is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited, granting to each of them exclusive rights to develop and commercialize zanidatamab in different territories. Jazz Pharmaceuticals Ireland Limited and Jazz Pharmaceuticals, Inc. (“Jazz Inc.”) are both subsidiaries of Jazz Pharmaceuticals plc. Jazz Pharmaceuticals Ireland Limited, Jazz Inc. and Jazz Pharmaceuticals plc are referred to herein collectively as “Jazz”. For additional information regarding these agreements with BeiGene and Jazz, see the section titled “Strategic Partnerships and Collaborations” below. In May 2024, our partner Jazz announced that the FDA accepted and granted Priority Review of the Biologics License Application (“BLA”) for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2-positive (“HER2+”) biliary tract cancers (“BTC”). Under the Prescription Drug User Fee Act (“PDUFA”), the FDA has set a target action date of November 29, 2024. Jazz has also confirmed that the European Medicines Agency (“EMA”) has validated the Marketing Authorization Application (“MAA”) for zanidatamab in second-line (2L) BTC. Jazz has initiated a Phase 3 confirmatory trial for zanidatamab as first-line treatment in BTC. Based on the expected timeline and subject to approval, Jazz expects to launch zanidatamab for 2L BTC in the United States in the fourth quarter of 2024. Similarly, our partner BeiGene announced that the Center for Drug Evaluation (“CDE”) of the National Medical

Products Administration (“NMPA”) in China accepted the BLA for zanidatamab for second-line treatment of HER2+ BTC. Jazz is also evaluating zanidatamab for the first-line treatment of HER2+ unresectable locally advanced or metastatic gastroesophageal adenocarcinomas (“GEA”). The pivotal HERIZON-GEA-01 trial is ongoing and Jazz has estimated top-line progression-free survival (“PFS”) data will be available in the second quarter of 2025. In July 2024, Jazz announced that it had initiated the Phase 3 EmpowHER-BC-303 trial to evaluate zanidatamab plus chemotherapy or trastuzumab plus chemotherapy in patients with HER2+ breast cancer whose disease has progressed on previous trastuzumab deruxtecan (T-DXd) treatment.
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
Our early-stage pipeline currently includes four candidates which have been nominated for development:
•ZW191, a clinical-stage ADC that targets folate receptor alpha (“FRα”)-expressing tumors including ovarian, other gynecological, and non-small cell lung cancer (“NSCLC”), is built using our drug conjugate platforms, including our novel bystander active TOPO1i-based payload technology. A drug-antibody-ratio (“DAR”) of eight was selected, as well as a moderate stability antibody-linker, to balance tolerability and efficacy. The FRα monoclonal antibody (“mAb”) incorporated in ZW191 was generated in-house and selected based on enhanced internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. FRα is a clinically validated target, and data supports its expression in approximately 75% of high-grade serous ovarian carcinomas and in 70% of NSCLC. Preclinical data is encouraging, demonstrating strong activity across a range of FRα-expressing patient-derived xenografts and superior internalization, payload delivery and tissue penetration compared to multiple FRα mAbs from other ADCs. ZW191 has achieved a highest non-severely toxic dose in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of achieving an efficacious dose level in the Phase 1 clinical trial. The IND application for ZW191 has been cleared by the FDA. The Company is actively recruiting patients in the global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aims to enroll 145 participants with advanced solid tumors across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191.

•ZW171, a clinical-stage multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format T cell engaging multispecific antibody targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression in NSCLC (~36% ), making it an appealing target for therapeutic development with our proprietary T cell engager technology. In preclinical studies, ZW171 has demonstrated in vivo potent preferential killing of MSLN-overexpressing target cells and stimulation MSLN-dependent T cell activation, mitigating the risk of on-target-off tumor toxicity and peripheral T cell activation and cytokine release syndrome. Preclinical data demonstrated that ZW171 exhibits greater anti-tumor activity compared to benchmark in MSLN-expressing tumor models and is well tolerated in cynomolgus monkeys up to 30 mg/kg. In October 2024, we announced the first patient dosed in the Phase 1 clinical trial for ZW171. The global Phase 1, open-label, multicenter study of ZW171, registered under NCT06523803 on clinicaltrials.gov, is expected to enroll approximately 160 adult patients with advanced MSLN-expressing cancers in North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW171.

•ZW220, an ADC that targets sodium-dependent phosphate transporter 2b (“NaPi2b”)-expressing NSCLC and ovarian cancer, and is built, like ZW191, using our proprietary TOPO1i-based payload technology. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was developed in-house and selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both high- and low-expressing NaPi2b-expressing tumors. A DAR of four was selected, as well as a moderate stability antibody-linker, to balance tolerability and efficacy, with the fragment crystallizable (“Fc”) gamma receptor being silenced with the goal to minimize potential toxicities associated with this target. NaPi2b is expressed in approximately 96% of ovarian and 87% of NSCLC, with anti-tumor activity being demonstrated in patient-derived cell lines and growth inhibition in 3D spheroid NSCLC models (data generated using ZW220 that had a wildtype Fc region of the antibody). The bystander effect of the TOPO1i payload may help address NaPi2b heterogeneity across different cancers. Preclinical data demonstrate high tolerability in animal studies with MTD ≥90 mg/kg in non-human primates and ≥200 mg/kg in rats, suggesting potential for high doses in humans.

•ZW251, a potential first-in-class ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), which incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b). A DAR of four was selected, as well as a moderate stability antibody-linker, to balance tolerability and efficacy. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In non-human primate studies, ZW251 displayed significant tolerability at doses up to 120 mg/kg, suggesting the possibility of high initial dosing in human trials. We are encouraged by published research demonstrating the potential of GPC3-targeting antibody in HCC patients as evidenced by tumor localization of iodine radiolabeled condrituzumab, a prior clinical-stage anti-GPC3 mAb, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC.
We have received FDA clearance for our IND applications for ZW171 and ZW191, and Phase 1 studies for both candidates are now actively recruiting. Similarly, we expect to submit INDs and non-U.S. applications for ZW220 in the first half of 2025, and ZW251 in the second half of 2025. Beyond this, we aim to nominate the preclinical candidate for our fifth development program during 2024, and intend to submit an IND and non-U.S. applications for this candidate in the first half of 2026.
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
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products as of September 30, 2024, and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to September 30, 2024, we received $1,002.2 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of September 30, 2024, we had $374.9 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and short-term investments as of September 30, 2024 will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $99.2 million for the nine months ended September 30, 2024 and through September 30, 2024, we had an accumulated deficit of $797.8 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
Zanidatamab Clinical Program
In September 2024, our partner Jazz announced new and updated presentations at ESMO 2024 on zanidatamab highlighting its potential for the first-line treatment of multiple HER2+ indications. The presentations included:
•Efficacy and tolerability findings from an ongoing, open-label Phase 2 study (NCT03929666) evaluating zanidatamab in combination with chemotherapy as first-line treatment for patients with HER2-expressing metastatic GEA, which comprises gastric, esophageal and gastroesophageal junction adenocarcinomas. Data from 41 patients with HER2+ metastatic GEA who were treated with zanidatamab in combination with physician’s choice of chemotherapy treatment demonstrated a median progression-free survival (mPFS) of 15.2 [95% CI: 9.5, 33.4] months. After a median duration of follow-up of 41.5 (range, 23.0-52.7) months, the median overall survival was not mature, a Kaplan-Meier-estimated 24-month overall survival was 65% [95% CI: 48.0, 78.0] and the 30-month overall survival was 59% [95% CI: 41.0, 73.0].
•A mini-oral presentation from another arm of the Phase 2, open-label trial (NCT03929666) that includes a cohort of patients with metastatic colorectal cancer treated with first-line zanidatamab plus chemotherapy ± bevacizumab (“bev”). In 11 response-evaluable patients, there were 10 confirmed partial responses and one patient with stable disease as a best response. The confirmed objective response rate (“cORR”) was 91% (95% CI: 58.7, 99.8) and median duration of response was not reached (2.9+,16.7+ months). All patients experienced treatment related adverse events (“TRAEs”) – Grade 3-4 TRAEs occurred in five (38%) patients, three (23%) of whom experienced diarrhea. No patients discontinued zanidatamab due to a TRAE and there were no treatment-related deaths. Zanidatamab plus chemotherapy ± bev demonstrated encouraging anti-tumor activity with a generally manageable safety profile as first-line treatment for patients with HER2+ metastatic colorectal cancer.
•A poster presentation on the trial design for the ongoing, global, Phase 3, randomized, open-label trial (NCT06282575) investigating the efficacy and safety of zanidatamab with cisplatin and gemcitabine (“CisGem”) versus CisGem alone ± a programmed cell death protein-1/ligand 1 (PD-1/L1) inhibitor (pembrolizumab or durvalumab at physician’s discretion if locally approved) as first-line treatment for patients with advanced HER2+ BTC. The primary endpoint is PFS in patients with immunohistochemistry (“IHC”) 3+ tumors. Secondary/exploratory endpoints include: overall survival (IHC 3+ subgroup; overall population), PFS (overall population), cORR, incidence and severity of adverse events and patient-reported outcomes. The study is currently recruiting patients.
Early-Stage Programs
In October 2024, we announced that the first patient has been dosed in the first-in-human Phase 1 trial (NCT06523803) to evaluate the safety and tolerability of the investigational therapy ZW171 in the treatment of advanced or metastatic ovarian cancer, NSCLC, and other MSLN-expressing cancers. The Phase 1 study is a two-part, open-label, multi-center study that is expected to enroll approximately 160 adult patients with advanced MSLN-expressing cancers. Part 1 of the study will evaluate the safety and tolerability of ZW171 and involve dose escalation in patients with advanced ovarian and NSCLC, with secondary endpoints assessing pharmacokinetics and confirmed objective response rate. Part 2 of the study will involve dose expansion in three cohorts (ovarian cancer, NSCLC, and a basket cohort enrolling patients with any MSLN-expression) and will evaluate the anti-tumor activity of ZW171, with primary endpoints focused on safety and tolerability and secondary endpoints assessing PFS, duration of response rates, and overall survival. The Company expects to conduct the Phase 1 study at investigator sites in North America, Europe, and the Asia-Pacific region.
In October 2024, Zymeworks presented preclinical data at the European Organisation for Research and Treatment of Cancer-National Cancer Institute-American Association for Cancer Research Conference on two ADC product candidates, ZW220 and ZW251, both of which are scheduled for IND filings in 2025. Presentations included:
•An oral presentation titled “ZW220, a NaPi2b-directed topoisomerase I inhibitor Antibody-Drug Conjugate, demonstrates compelling preclinical activity in NSCLC, ovarian and uterine cancer models, with a favorable toxicology profile in non-human primates”; and
•A poster presentation titled “ZW251, a novel glypican-3-targeting antibody-drug conjugate bearing a topoisomerase I inhibitor payload, demonstrates compelling preclinical activity in hepatocellular carcinoma models”.
Other Matters
•As of September 30, 2024, we have completed the repurchase of 1,818,530 shares of our common stock under the Repurchase Program announced in August 2024 at an average price per share of $11.32 (exclusive of commission expense and estimated excise tax) for a cost of $20.6 million. As of October 31, 2024 we have completed the initial

$30.0 million of the Repurchase Program for 2,545,402 shares of common stock at an average price per share of $11.79 (exclusive of commission expense and estimated excise tax).
•On October 15, 2024, Hollings C. Renton submitted his resignation from our board of directors, including as chair and member of the board of directors’ compensation committee, effective December 10, 2024 (the date of our 2024 Annual General Meeting of Stockholders). Mr. Renton’s resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
•We will host an in-person and virtual R&D day in New York, NY on December 12, 2024. A live webcast of the event will be available via the Investor section of our company website and will begin at 8:30 am Eastern Time. As part of the event, we will feature in-depth presentations including:
◦Updates on our portfolio of solid tumor targeting antibody-drug conjugates and T-cell engager molecules, featuring key opinion leaders from these therapeutic areas who will join our management team to discuss ongoing R&D and clinical activities;
◦Candidate nomination from our Trispecific TCE platform as the last product candidate selected in our '5 by 5' R&D strategy with a projected IND application filing in the first half of 2026; and
◦Strategy and rationale for expansion into new therapeutic areas in hematological cancers and autoimmune and inflammatory diseases and preclinical development progress on potential IND applications for new product candidates in 2026 and beyond.
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
Through collaboration agreements with Jazz and BeiGene relating to our lead programs for zanidatamab and zanidatamab zovodotin, we have received $446.0 million through September 30, 2024 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeiGene with respect to zanidatamab, as of September 30, 2024, we remain eligible to receive up to $1.55 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of regulatory approval. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition to the payments we have received through our collaboration agreements with Jazz and BeiGene relating to zanidatamab and zanidatamab zovodotin as described above, as of September 30, 2024, we have received $181.0 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), Iconic Therapeutics, Inc. (“Iconic”), and Merck Sharp & Dohme Research GmbH (“Merck”). As of September 30, 2024, we remain eligible to receive up to $1.03 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets utilizing our platforms.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2024 as compared to what has been described in our most recent annual consolidated financial statements except as disclosed in note 8c to the interim consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2024 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2024 and 2023
Revenue

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Revenue from research and collaborations	$16.0	$16.5	$(0.5)	(3)%	$45.3	$59.1	$(13.8)	(23)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $0.5 million in the three months ended September 30, 2024 compared to the same period in 2023. Revenue for the three months ended September 30, 2024 included $12.1 million for development support and drug supply revenue from Jazz and $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination under the 2016 licensing agreement, and $1.4 million of drug supply revenue from BeiGene. Revenue for the same period in 2023 included $15.4 million for development support and drug supply revenue from Jazz, $0.9 million of development support and drug supply revenue from BeiGene and $0.2 million from our partners for research support and other payments.
Total revenue decreased by $13.8 million in the nine months ended September 30, 2024 compared to the same period in 2023. Revenue for the nine months ended September 30, 2024 included $32.8 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC, $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination under the 2016 licensing agreement, $1.8 million from BeiGene for research support payments and $0.2 million from our partners for research support and other payments. Revenue for the same period in 2023 included $76.4 million for development support and drug supply revenue from Jazz, which was partially offset by a $20.1 million credit, issued to Jazz for contractual amendments to our partnership arrangement, and $2.8 million from BeiGene and our other partners for research support and other payments. The decrease in revenue from Jazz reflects the transfer of responsibility for certain clinical trials regarding zanidatamab to Jazz pursuant to the Transfer Agreement (as defined below) and the Amended Jazz Collaboration Agreement, with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz.
Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Third-party research and development program expenses:
Zanidatamab	$2.0	$1.7	$0.3	18%	$7.4	$43.2	$(35.8)	(83)%
Zanidatamab zovodotin	1.1	1.7	(0.6)	(35)%	5.4	4.8	0.6	13%
ZW171	1.9	7.2	(5.3)	(74)%	5.3	9.6	(4.3)	(45)%
ZW191	1.9	4.9	(3.0)	(61)%	5.5	8.9	(3.4)	(38)%
ZW220	4.9	0.1	4.8	4,800%	11.7	0.6	11.1	1,850%
ZW251	3.5	0.1	3.4	3,400%	6.1	0.6	5.5	917%
Other preclinical and research programs	4.9	2.8	2.1	75%	11.0	6.8	4.2	62%
	20.2	18.5	1.7	9%	52.4	74.5	(22.1)	(30)%
Unallocated departmental research and development expenses:
Salaries and benefits	8.6	6.7	1.9	28%	25.3	26.7	(1.4)	(5)%
Stock-based compensation expense	2.2	1.3	0.9	69%	6.7	0.7	6.0	857%
Other unallocated expenses	5.4	6.3	(0.9)	(14)%	13.2	16.2	(3.0)	(19)%
Research and development expense (1)	$36.4	$32.8	$3.6	11%	$97.6	$118.1	$(20.5)	(17)%
(1) Excluding zanidatamab and zanidatamab zovodotin, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing clinical and preclinical research activities.
Research and development expense increased by $3.6 million for the three months ended September 30, 2024 compared to the same period in 2023. The increase in research and development expense was primarily due to an increase in expenses for ZW220 and ZW251 and other preclinical and research activities, which were partially offset by a decrease in expenses for ZW171 and ZW191. Salaries and benefits and stock-based compensation expense in 2024 increased primarily due to an increase in headcount in 2024 compared to same period in 2023.
Research and development expense decreased by $20.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab, as a result of transfer of responsibility for this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement, and a decrease in expenses for ZW171 and ZW191. This decrease, compared to the same period in 2023, was partially offset by an increase in expenses for ZW220 and ZW251 and other preclinical and research activities. Stock-based compensation expense increased primarily due to a lower expense in 2023 as a result of the cancellation and modification of awards in respect of employees transferred to Jazz per the Transfer Agreement.
Our research and development expenses relating to zanidatamab, following the May 2023 transfer of responsibility for the zanidatamab development program to Jazz, have decreased compared to the three and nine months ended September 30, 2023. We expect to continue incurring research and development expenses for activities over which we maintain responsibility under the Amended Jazz Collaboration Agreement and for costs of third party services and other expenses under certain contracts being transferred to Jazz pursuant to the Transfer Agreement. We are eligible for reimbursement of these expenses from Jazz and expect to recognize these reimbursements as revenue from research and collaborations. We similarly expect that research and development expenses relating to zanidatamab zovodotin will decrease in future periods following our decision to discontinue the zanidatamab zovodotin clinical development program.

General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Salaries and benefits	$3.7	$3.9	$(0.2)	(5)%	$12.5	$13.1	$(0.6)	(5)%
Stock-based compensation expense	2.4	0.6	1.8	300%	6.1	3.8	2.3	61%
Professional fees, consulting and business insurance	4.4	6.0	(1.6)	(27)%	14.9	22.2	(7.3)	(33)%
Other general and administrative expenses	3.4	6.5	(3.1)	(48)%	11.8	16.5	(4.7)	(28)%
General and administrative expense	$13.9	$17.0	$(3.1)	(18)%	$45.3	$55.6	$(10.3)	(19)%
General and administrative expense decreased by $3.1 million for the three months ended September 30, 2024 compared to the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in external consulting expenses for information technology, legal fees and insurance, as well as depreciation and amortization expenses compared to the same period in 2023. This was partially offset by an increase in stock-based compensation expenses compared to the same period in 2023, primarily due to the reversal of compensation expense due to options cancellations in 2023.
General and administrative expense decreased by $10.3 million for the nine months ended September 30, 2024 compared to the same period in 2023. The decrease in general and administrative expense was primarily due to a decrease in external consulting expenses for information technology, legal fees, and other expenses for advisory services, insurance and depreciation and amortization expenses compared to the same period in 2023. This was partially offset by costs incurred due to the termination of our long-term facility lease in Seattle in 2024 and an increase in stock-based compensation expense over 2023, primarily due to reversal of compensation expense for options cancellations and modifications in 2023.
Impairment on Acquired IPR&D

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2024	2023			2024	2023
(dollars in millions)

Impairment on acquired IPR&D	$—	$—	$—	—%	$17.3	$—	$17.3	100%
During the nine months ended September 30, 2024, we recorded an impairment charge of $17.3 million as a result of our decision to discontinue the zanidatamab zovodotin clinical development program which utilized the technology represented by acquired IPR&D assets.
Other Income, net

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2024	2023			2024	2023

Other income, net	$4.6	$5.7	$(1.1)	(19)%	$16.1	$14.6	$1.5	10%
Other income, net decreased by $1.1 million for the three months ended September 30, 2024 compared to the same period in 2023. Other income, net for 2024 included $4.8 million in interest income partially offset by $0.2 million in net foreign exchange loss and other miscellaneous expense. Other income, net for the three months ended September 30, 2023 included $5.0 million in interest income and a $0.6 million net foreign exchange gain and other miscellaneous amounts. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements, and due to a decrease in the average yield of these investments compared to the same period in 2023.

Other income, net increased by $1.5 million for the nine months ended September 30, 2024 compared to the same period in 2023. Other income, net for 2024 included $15.9 million in interest income and $0.2 million in net foreign exchange gain and other miscellaneous income. Other income, net for the nine months ended September 30, 2023 included $14.7 million in interest income partially offset by a $0.1 million in net loss which includes foreign exchange loss and other miscellaneous income. The increase in interest income was primarily driven by an increase in the average interest yields of these investments during the period.
Income Tax

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2024	2023			2024	2023
(dollars in millions)

Income tax expense	$0.2	$1.1	$(0.9)	(82)%	$0.4	$4.2	$(3.8)	(90)%
Income tax expense decreased by $0.9 million and $3.8 million for the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023, primarily due to a reduction in U.S. taxes under the global intangible low-taxed income rules and Subpart F income rules.

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
In August 2024, we entered into a sales agreement (the “Cowen Sales Agreement”) with TD Securities (USA) LLC. (“TD Cowen”) to sell shares of our common stock subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which TD Cowen will act as our sales agent. Sales of shares of common stock through TD Cowen, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. As of the date of this report, no shares of our common stock have been sold under the Cowen Sales Agreement. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions.
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
As of September 30, 2024, we had $374.9 million of cash, cash equivalents, and marketable securities, comprised of $122.4 million in cash and cash equivalents and $252.5 million in marketable securities.

Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(68.5)	$(132.3)
Investing activities	45.0	(205.9)
Financing activities	(11.8)	31.2
Effect of exchange rate changes on cash and cash equivalents	0.2	0.4
Net change in cash and cash equivalents	$(35.2)	$(306.6)
Operating Activities
During the nine months ended September 30, 2024, cash used in operating activities was $68.5 million compared to $132.3 million for the same period in the prior year. The decrease in net cash used in operating activities was primarily due to a decrease in cash expenditures for operations as a result of transfer of responsibility over the zanidatamab program to Jazz and favorable movements in working capital compared to the same period in the prior year. This was partly offset by an increase in payments for our other preclinical and clinical product candidates.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 primarily related to net proceeds from marketable securities of $47.7 million and cash outflows of $2.8 million for the expenditures for software implementation and acquisition of property and equipment in our office and laboratory spaces in Canada and the United States. Net cash used in investing activities for the nine month period ended September 30, 2023 primarily related to net purchases of marketable securities of $203.6 million and cash outflows of $2.3 million for the acquisition of property and equipment in relation to our office and lab spaces in Canada.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 included $20.6 million used for the Repurchase Program partially offset by net proceeds of $8.1 million from stock option exercises and $0.9 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2023 included net proceeds of $26.2 million from our share issuance pursuant to the Sales Agreement, net proceeds of $4.2 million from stock option exercises and $0.8 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
Funding Requirements
We have not generated any revenue from approved product sales as of September 30, 2024 and do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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
Additionally, on August 1, 2024, our board of directors authorized the Repurchase Program, under which we may repurchase up to $60.0 million of our common stock. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for the shares under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any amount of common stock.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of October 30, 2024, 68,877,526 shares of common stock were issued and outstanding. In addition, as of October 30, 2024, we had 5,086,521 shares of common stock issuable pursuant to 5,086,521 pre-funded warrants, 3,770,708 shares of common stock issuable pursuant to

3,770,708 exercisable outstanding stock options, 4,281,673 shares of common stock issuable pursuant to 4,281,673 outstanding options that were not exercisable at that date, and 1,303,708 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement, we issued to the Share Trustee one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. For additional information and meaning of defined terms referenced in this paragraph, please see note 1 of our interim condensed consolidated financial statements as of and for the quarter ended September 30, 2024, within this Quarterly Report on Form 10-Q.
As of October 30, 2024, 853,896 Exchangeable Shares have been exchanged on a one-to-one basis for 853,896 shares of our common stock and 570,637 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 570,637 shares of our common stock.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of September 30, 2024, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
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
We currently have three clinical-stage product candidates, including zanidatamab, ZW171 and ZW191. Our partner Jazz has been responsible for the conduct of ongoing and future zanidatamab trials since May 2023, and is currently evaluating this product candidate in Phase 1, Phase 2, and Phase 3 clinical trials, including certain ongoing pivotal clinical trials. In May 2024, Jazz announced that the FDA accepted and granted Priority Review of the BLA for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2+ biliary tract cancer. Under the PDUFA, the FDA has set a target action date of November 29, 2024. Following a strategic review of our emerging wholly-owned pipeline, we decided to discontinue the zanidatamab zovodotin clinical development program.
Following the transfer of the zanidatamab development program to Jazz and the discontinuation of our zanidatamab zovodotin clinical development program, we have been focused on the development of our early-stage product candidates and general discovery efforts. Following the clearance of our IND applications for both ZW171 and ZW191, we are actively progressing with additional submissions in selected non-U.S. countries in relation to our Phase 1 study sites in North America, Europe, and the Asia-Pacific region.
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
In May 2024, Jazz announced that the FDA accepted and granted Priority Review of the BLA for zanidatamab for the treatment of previously treated, unresectable, locally advanced, or metastatic HER2+ biliary tract cancer. Under the PDUFA, the FDA has set a target action date of November 29, 2024. The FDA may not approve the BLA by the PDUFA date or may raise issues or deficiencies during its review of the BLA.

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

In particular, on April 13, 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (“LDTs”), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In May 2024, FDA issued a final rule that phases out its enforcement discretion for most LDTs and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. We will continue to evaluate the impact of this rule on our companion diagnostic development and strategy. Any future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LDTs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans, or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development even after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our other product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion. For example, following a strategic review of our emerging wholly-owned pipeline, we decided to discontinue the clinical development program of zanidatamab zovodotin, our HER2-targeted antibody-drug conjugate, to focus on the development of our early-stage programs, which we believe have the potential to be best-in-class and/or first-in-class drugs. While we continue to explore partnering and other alternatives for zanidatamab zovodotin, we cannot be certain that we will be successful in these efforts.
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
In addition, we may face increased cybersecurity risks due to our reliance on internet technology given that we have employees at five office locations (Vancouver, British Columbia; Bellevue, Washington; Dublin, Ireland; Singapore; and Redwood City, California) and at a co-working space in Cambridge, UK, as well as a significant number of employees who work remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.
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
Our business is subject to risks associated with conducting business internationally. We have physical operations and personnel in Canada, the United States, Ireland and Singapore, and maintain offices in these four countries. We also have personnel in the UK, who have access to a co-working space in the UK. In addition, some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislative proposals have been passed by the House of Representatives and have been referred to the Senate that would limit the extension of certain specific types of government contracts or renewals, loans, or grants, to companies that may do business with select Chinese biotechnology equipment or service providers. If enacted, such legislation will preclude certain U.S. biotechnology companies from using equipment or services produced or provided by those Chinese biotechnology companies when performing on specified types of agreements with the U.S. government. Further, others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the United States. We cannot predict whether any proposed legislation will be enacted, what executive actions may implicate these kinds of service relationships, or what other actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States. In addition, we cannot predict what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have no products approved for commercial sale, and, as of September 30, 2024, we have not generated any revenue or profit from product sales. We may never achieve or sustain profitability.
We are a clinical-stage biopharmaceutical company. We have incurred significant losses since our inception. Our net loss for the year ended December 31, 2023 was $118.7 million, while our net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement (as defined below) and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. Our net loss for the nine months ended September 30, 2024 was $99.2 million. As of September 30, 2024, our accumulated deficit was $797.8 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of September 30, 2024, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue.
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
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. We and our partners are still developing our product candidates, and we have not completed development of any products. Our revenue as of September 30, 2024 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. We do not anticipate generating revenue from sales of products in the near term.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. In November 2022, we entered into the Sales Agreement with Cantor to sell shares of our common stock, subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which Cantor would act as our sales agent. On June 16, 2023, we sold an aggregate of 3,350,000 shares of common stock under the Sales Agreement for net proceeds of $26.2 million, after underwriting commissions and offering expenses. On July 29, 2024, we notified Cantor of our decision to terminate the Sales Agreement effective July 31, 2024. In August 2024, we entered into the Cowen Sales Agreement with TD Cowen to sell shares of our common stock, subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which TD Cowen will act as our sales agent. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions. In addition, on December 23, 2023, we entered in a securities purchase agreement for a private placement with certain institutional accredited investors affiliated with EcoR1 Capital, LLC of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock for an aggregate purchase price of $50.0 million. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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

There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position.
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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President, and Chief Executive Officer, Leone Patterson, our Chief Business Officer and Chief Financial Officer, Paul Moore, our Chief Scientific Officer, Jeffrey Smith, our Chief Medical Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy.
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
As of September 30, 2024, we had 294 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. Additionally, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth.
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
•purchases under our Repurchase Program; and
•other factors that may be unanticipated or out of our control.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially own approximately 49.3% of our outstanding common stock as of September 30, 2024. Our current directors and executive officers beneficially own, in the aggregate, approximately 1.6% of our outstanding common stock as of September 30, 2024. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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

As a result of our public float (the market value of our shares of common stock held by non-affiliates) as of June 30, 2024 and our revenue for 2023, we qualify as a “smaller reporting company,” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies.

In addition, beginning with our Annual Report on Form 10-K for the year ending December 31, 2024, we will be a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a non-accelerated filer, we are eligible to take advantage of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. For our Annual Report on Form 10-K for the year ending December 31, 2024, we expect to rely on this exemption and not obtain an attestation from our independent registered public accounting firm. Our decision to rely on this exemption may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business.

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

In August 2024, our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $60.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of October 31, 2024, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for the stock under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any amount of common stock.

Our ability to make share repurchases will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase additional shares of stock, a reduction in the frequency of repurchases, or the completion of our Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price.

The existence of our Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program.

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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On August 1, 2024, our board of directors authorized the Repurchase Program, whereby we may repurchase up to $60.0 million of our outstanding common stock, par value $0.00001 per share. In the third quarter of 2024, shares of common stock purchased under the authorization consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$—
August 1, 2024 - August 31, 2024	1,024,005	10.60	1,024,005	49.1
September 1, 2024 - September 30, 2024	794,525	12.25	794,525	39.4
	1,818,530	$11.32	1,818,530	$39.4
(1) Average price paid per share excludes commission expense and estimated excise tax.
As of October 31, 2024, we have completed the initial $30.0 million of the Repurchase Program for 2,545,402 shares of our common stock at an average price per share of $11.79 (exclusive of commission expense and estimated excise tax).
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

10.2#
Amended and Restated Inducement Stock Option and Equity Compensation Plan (and forms of award agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024).

10.3
Sales Agreement, dated August 2, 2024, by and between the Company and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2024).

10.4	Direction to Tenants, dated July 9, 2024, from 130 E 4th(2) Partnership, 130 E 4th Property Inc., and 114 East 4th Avenue, LLC to Tenants of 114 East 4th Avenue, Vancouver, BC

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine month periods ended September 30, 2024 and 2023 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2024 and 2023 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine month period ended September 30, 2024 and 2023 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	October 31, 2024

By:	/s/ Leone Patterson
	Name:	Leone Patterson
	Title:	Executive Vice President, Chief Business Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	October 31, 2024