Form 10-K
period 2024-12-31
Zymeworks Inc.
filed 2025-03-05
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC, was approximately $488.1 million.
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of March 3, 2025 was 69,576,883.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ZYMEWORKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2024

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
•our ability to retain key personnel; and
•our ability to raise sufficient debt, equity, or non-dilutive financing to support our continued growth.
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
•our ability to achieve milestones and receive associated milestone payments and royalties pursuant to the terms of our collaboration agreements, including the Amended Jazz Collaboration Agreement (as defined below);

•the extent to which our business may be adversely affected by pandemics or other health crises;
•global economic and political conditions, including as a result of the Russian invasion of Ukraine and the conflicts in Israel and the broader Middle East, as well as social and political unrest in the locations where our clinical trials are held, and the related impact on our business and the markets generally;
•unanticipated tax consequences in connection with the Redomicile Transactions (as defined below);
•the Fast Track and Breakthrough Therapy designations for any of our product candidates may not expedite regulatory review or approval;
•the U.S. Food and Drug Administration (the “FDA”) may not accept data from trials we conduct outside the United States;
•disruptions at the FDA and other government agencies caused by funding shortages, global health concerns or the change in Presidential administration;
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
•our or a third party’s ability to successfully develop any companion diagnostic tests for our product candidates without significant delays;
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

PART I
Item 1.    Business
Overview
Zymeworks is a clinical-stage biotechnology company developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases such as cancer, autoimmune and inflammatory diseases (“AIID”). Zymeworks’ complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates from preclinical candidate screening through to registrational clinical trials.
We believe our strategic development priorities position us as thought leaders in our therapeutic areas of interest, driven by a patient-centric approach, scientific innovation, and operational excellence. Our research and development strategy centers on three key pillars:
•Target Selection: Our data-driven target strategy is informed by target expression, target biology (including internalization rate), tumor biology, clinical precedence and differentiation to prior therapeutic programs. For example, mesothelin (“MSLN”), folate receptor-⍺ (“FR⍺”) and sodium-dependent phosphate transporter 2b (“NaPi2b”) are each expressed at higher levels than other targets pursued in ovarian cancer or non-small cell lung cancer (“NSCLC”).
•Therapeutic Modality: By utilizing our proprietary platforms and in-house expertise, we have the ability to take a modality-agnostic approach to drug development for our selected targets. We are therefore able to tailor the therapeutic modality – whether antibody drug conjugates (“ADCs”), bispecific T cell engagers (“TCEs”), or trispecific T cell engagers (“TriTCEs”) – with the goal of maximizing efficacy for each target.
•Patient-Centric: We integrate patient needs and biological diversity into every stage of development, helping to ensure that our therapies have the potential to improve both survival outcomes and quality of life. As we advance our mission, we aim to deliver life-changing therapies while creating value for all stakeholders.
Our protein engineering expertise and proprietary structure-guided molecular modeling capabilities enable our therapeutic platforms. Together with our access to both internal and external antibody discovery and generation technologies, we have established a fully integrated drug development engine and toolkit capable of rapidly delivering a steady pipeline of next-generation product candidates in oncology and AIID.
Our first internally developed product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Through rigorous scientific investigation, innovative protein engineering, and our proprietary Azymetric bispecific platform technology, we developed the unique binding mechanism of zanidatamab which enables it to bind to two extracellular sites on HER2. Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeiGene, Ltd. (“BeiGene”) and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting to each of BeiGene and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. Zanidatamab is currently being evaluated in multiple global clinical trials as a potential best-in-class treatment for patients with HER2-expressing cancers.
The FDA granted accelerated approval of Ziihera® (zanidatamab-hrii) 50mg/mL for injection for intravenous use for the treatment of adults with previously-treated, unresectable or metastatic HER2-positive (“HER2+”) (IHC 3+) second-line biliary tract cancer (“BTC”). Ziihera® is the first and only dual HER2-targeted bispecific antibody approved for HER2+ BTC in the U.S. A Biologics License Application (“BLA”) submitted by our partner, BeiGene, has also been accepted for review by the Center for Drug Evaluation (the “CDE”) of the National Medical Products Administration (the “NMPA”) in China, and the European Medicines Agency (the “EMA”) has validated our partner Jazz’s marketing authorization application for zanidatamab in second-line BTC. With initial uptake in BTC in the United States, we look forward to reporting on the outcomes of pending regulatory actions in the European Union and China as early as 2Q-2025 with our partners Jazz Pharmaceuticals and BeiGene, as well as the top-line results from the HERIZON-GEA-01 study of Ziihera® expected in 2H-2025. Zanidatamab is also under development for multiple HER2-expressing indications. For additional information regarding these agreements with BeiGene and Jazz, see the section titled “Strategic Partnerships and Collaborations” below.

Wholly-Owned Pipeline
Our wholly-owned programs include novel ADC and multispecific antibody therapeutics (“MSAT”) candidates, such as TCEs, focusing on highly-expressed targets which provide opportunities for benchmarking in preclinical development and expected clinical differentiation. Our ADC candidates exploit our proprietary topoisomerase 1 inhibitor (“TOPO1i”) payload, ZD06519, while exploring alternate mechanisms of action for longer-term development and leveraging validated peptide-cleavable linkers and stochastic conjugations. With potential for enhanced activity compared to combination therapy, our current MSAT candidates are developed with 2+1 bispecific or trispecific (with co-stimulation or checkpoint inhibition) TCE engineering. These approaches are designed to optimize tumor cell engagement and enhance T cell activation to increase anti-tumor activity while also minimizing cytokine release and off-tumor toxicities.
Solid Tumors in Oncology: Antibody Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets FRα-expressing tumors including ovarian cancer, endometrial cancer, and NSCLC, is built using our novel, bystander active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose (“HNSTD”) in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We are optimistic about the prospects of ZW191 and we believe the design features and preclinical profile support the potential of ZW191 to target cancers with lower levels of FRα. This would allow ZW191 to potentially unlock efficacy for both ovarian cancer patients who are unable to receive Elahere, as it is only approved in FRα-high platinum-resistant ovarian cancer (“PROC”), and other indications including endometrial and NSCLC which typically express lower levels of FRα. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aims to enroll 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191.
ZW251: A potential first-in-class ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In non-GLP non-human primate studies, ZW251 was tolerated at doses up to 120 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. We expect to submit an IND to commence Phase 1 clinical studies for ZW251 by mid-2025, with equivalent non-U.S. applications to be submitted thereafter.
ZW220: An ADC that targets NaPi2b-expressing NSCLC and ovarian cancer, is built, like ZW191, using our proprietary bystander active TOPO1i payload technology, ZD06519. The strong and persistent bystander effect of the ZD06519 payload that we have observed in preclinical studies may help overcome NaPi2b heterogeneity across different cancers. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both Napi2b-high and NaPi2b-low expressing tumors. Distinct from ZW191, ZW220 utilizes a DAR-four format paired with mutations in the fragment crystallizable (“Fc”) region to attenuate binding to Fc-gamma family receptors. These features were incorporated in ZW220 with the goal of minimizing potential toxicities associated with expression of NaPi2b in normal lung tissue. NaPi2b is expressed in approximately 83% of ovarian (serous)

cancer, 81% of endometrial cancer, and 77% of adenocarcinoma NSCLC. Preclinical data demonstrate that ZW220 is active in models of ovarian cancer and NSCLC with strong anti-tumor activity observed in patient-derived xenograft models and growth inhibition observed in three-dimensional spheroid models. ZW220 is tolerated at high doses in non-GLP animal studies with a maximum tolerated dose (“MTD”) ≥90 mg/kg in non-human primates and ≥200 mg/kg in rats, suggesting the potential for high doses in humans. NaPi2b is a compelling ADC target, and we believe the design of ZW220 may overcome some of the challenges encountered with other NaPi2b-targeted ADCs, including Lifa-V, UpRi, and XMT-1592, and may potentially provide a safe and meaningful benefit to patients with NaPi2b-expressing tumors. We have made the decision to pause the preparations for the commencement of a Phase 1 study of ZW220 to help facilitate the accelerated development of ZW251. However, we believe ZW220 remains a highly differentiated, IND-ready asset with strong clinical, commercial, and partnership potential.
Solid Tumors in Oncology: Multispecific Antibody Therapeutics (MSATs)
ZW171: A clinical-stage multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format TCE targeting MSLN-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression in NSCLC (~36%), making it an appealing target for therapeutic development with our proprietary TCE technology. In preclinical studies, ZW171 has demonstrated potent preferential killing of tumor cells expressing relatively medium to high thresholds of MSLN while sparing cell line models representative of normal tissue MSLN expression, demonstrating reduced potential for on-target-off tumor toxicity. Incorporation of a low affinity anti-CD3 binding domain further mitigates the risk of peripheral T cell activation and cytokine release syndrome. Preclinical data demonstrated that ZW171 exhibits greater anti-tumor activity compared to benchmark in MSLN-expressing tumor models and is well tolerated in cynomolgus monkeys up to 30 mg/kg. We are actively recruiting patients in the global Phase 1, open-label, multicenter study of ZW171, registered under NCT06523803 on clinicaltrials.gov. The study aims to enroll 160 adult patients with advanced MSLN-expressing cancers in North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW171.
ZW209: A novel TriTCE targeting Delta-like ligand 3 (“DLL3”)-expressing tumor cells, is designed using our clinically validated Azymetric and EFECT platforms. By leveraging obligate cis-T cell binding and conditional cluster of differentiation 28 (“CD28”) engagement, this potentially first-in-class molecule has been designed to prevent unintended T cell activation, while enabling tumor-targeted cytotoxicity. The innovative design has demonstrated differentiated long-term cytotoxicity in vitro at low E:T (effector to target) ratios, with enhanced T cell proliferation and survival, offering significant potential to increase durability of responses in DLL3-expressing cancers. We expect to submit an IND to commence Phase 1 clinical studies for ZW209 in 1H-2026, with equivalent non-U.S. applications to be submitted thereafter.
Autoimmune and Inflammatory Diseases (AIID)
ZW1528: Our first program in AIID, is a novel IL-4R⍺ x IL-33 bispecific molecule designed to address respiratory inflammation such as mixed-type chronic obstructive pulmonary disease (“COPD”) by inhibiting multiple pathways. By blocking three cytokines (IL-4, IL-13 and IL-33) in a single biologic, ZW1528 offers a unique approach to inhibit clinically validated pathways. The bispecific antibody is designed to provide complete, prolonged IL-4R⍺ blockade with simultaneous blockade of IL-33. Based on non-clinical in vitro studies, the bispecific can independently suppress IL-13, IL-4 and IL-33 driven cell signaling equivalent to that achieved with anti-IL-4R⍺ monoclonal antibody (“mAb”) or anti-IL-33 clinical benchmarks mAbs. Furthermore, in preclinical studies, ZW1528-mediated blockade of cytokine-driven activation of human epithelial cells was superior to that achieved with mAbs targeting either IL-4R⍺ or IL-33, indicating potential benefits of dual blockade. Additionally, preclinical studies with human peripheral blood mononuclear cells (“PBMCs”) demonstrate ZW1528 provides blockade of IL-33 mediated effects beyond that achievable with an anti-IL33 benchmark mAb. With native Immunoglobulin G (“IgG”)-like geometry, ZW1528 demonstrates the potential for high manufacturability and incorporates half-life extending Fc modifications. We expect to submit an IND to commence Phase 1 clinical studies for ZW1528 in 2H-2026, with equivalent non-U.S. applications to be submitted thereafter.
Continued Pipeline Development
We continue to develop and advance additional product candidates in multiple different product formats for selected therapeutic indications in solid tumors, hematological cancers, and AIID, with further potential IND applications in 2027 and beyond. With these candidates, we intend to continue innovating with increased novelty in targets and unique mechanisms of action through bispecific or biparatopic ADCs, dual-payload ADCs, multi-specific immune cell engagers and immune-oncology.
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
Azymetric Multispecific Antibody Platform
The Azymetric multispecific antibody platform is our foundation platform, which can produce either the backbone of our ADCs or be the base of our multispecific therapeutics that can be combined with both our TriTCE technology and our ProTECT platform to develop potential best-in-class trispecifics. The FDA approval of zanidatamab in 2024 provides validation of our proprietary Azymetric technology and capabilities for design and development of novel medicines. The Azymetric platform consists of a library of proprietary amino acid substitutions that enable the transformation of monospecific antibodies into bispecific or trispecific antibodies, which gives them the ability to simultaneously bind two non-overlapping epitopes. The Azymetric platform enables the development of biotherapeutics with dual-targeting of receptors/ligands and simultaneous blockade of multiple signaling pathways, increasing tumor-specific targeting and efficacy while reducing toxicities and the potential for drug resistance. In preclinical studies, the dual targeting of Azymetric antibodies has demonstrated synergistic activity relative to the application of an equivalent dose of the corresponding monospecific antibodies. Azymetric multispecifics can also be engineered to enhance internalization of the antibody into the tumor cell and consequently increase the delivery of cytotoxins. Azymetric multispecifics retain the desirable drug-like qualities of monoclonal antibodies, including long half-life, stability and low immunogenic potential, which increases their probability of success. Azymetric multispecifics are also compatible with standard manufacturing processes with high production yields and purity.
The Azymetric platform is the foundation for the development of trispecific and trivalent antibodies. Our complementary suite of technologies can incorporate multiple targets and mechanisms of action within a single antibody-based therapeutic. To achieve efficacy and durability in a difficult tumor microenvironment, we have developed a TriTCE strategy that integrates checkpoint inhibition (“TriTCE-CPI”) and costimulatory technologies (“TriTCE-costim”). TriTCE-CPI technology is designed to navigate suppressive tumor microenvironments and enhance the activity of TCEs through incorporation of a checkpoint pathway binder to restore and enhance T cell engagement and overcome secondary resistance to provide durable responses. TriTCE-costim technology can increase T cell fitness, activation and proliferation via tumor-dependent T cell co-stimulation. Further, TCE technologies can integrate with ProTECT, a technology built to mask an antibody arm to improve selectivity to minimize off-target, and mitigate on-target, adverse events.
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
Our TOPO1i ADC platform is one of several proprietary Zymeworks linker-payload platforms. TOPO1i-based technologies have shown meaningful clinical benefit in a wide range of solid tumors, including hard-to-treat solid tumors, and have been validated across many targets. Our novel camptothecin ZD06519 (FD1) has been specifically designed for its application as an ADC payload. A panel of camptothecin analogs with different substituents at the C-7 and C-10 positions of the camptothecin core were prepared and tested in vitro. Selected compounds spanning a range of potency and hydrophilicity were elaborated into drug-linkers, conjugated to trastuzumab, and evaluated in vitro and in vivo. ZD06519 was selected based on its favorable properties as a free molecule and as an antibody conjugate, which include moderate free payload potency (~1 nanomolar

(“nM”)), low hydrophobicity, strong bystander activity, robust plasma stability, and high-monomeric ADC content. When conjugated to different antibodies using a clinically validated MC-GGFG-based linker, ZD06519 demonstrated impressive efficacy in multiple cell-derived xenograft models and noteworthy tolerability in healthy mice, rats, and non-human primates.
EFECT Antibody Effector Function Modulation Platform
The EFECT platform consists of sets of modifications to the Fc region of antibodies that enable the selective modulation of recruited cytotoxic immune cells for diverse therapeutic applications. This allows us to rationally tailor the selective enhancement or suppression of immune effector function to optimize product candidates.
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
Through collaboration agreements with Jazz and BeiGene relating to our programs for zanidatamab and zanidatamab zovodotin, we have received $446.0 million through December 31, 2024 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeiGene with respect to zanidatamab, as of December 31, 2024, we remain eligible to receive up to $1.55 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
Product Partnerships
Jazz
In October 2022, we entered into a license and collaboration agreement with Jazz (“Original Jazz Collaboration Agreement”; as amended in April 2023, “Amended Jazz Collaboration Agreement” and collectively with the Original Jazz Collaboration Agreement, the “Jazz Collaboration Agreement”). Under the Jazz Collaboration Agreement, Jazz is solely responsible for all development and commercialization rights for zanidatamab throughout the world, excluding existing Asia-Pacific territories (other than Japan) already governed by Zymeworks BC’s agreement with BeiGene (“Territory”).
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
Under the Jazz Collaboration Agreement, as of December 31, 2024 we have received (i) a non-refundable $50.0 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz and (ii) a further payment of $325.0 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01, in addition to our delivery of other data, analyses and other information. As of December 31, 2024, we were also eligible to receive up to an aggregate of $525.0 million in certain regulatory milestones payments and up to an aggregate of $862.5 million in potential commercial milestone payments. As a result of the FDA’s approval of Ziihera®, $25.0 million of regulatory milestone revenue was recognized in November 2024, and we received this $25.0 million milestone payment in the first quarter of 2025. We are eligible to receive tiered royalties between 10% and 20% on annual net sales of Licensed Products in the Territory, with customary reductions in specified circumstances. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of (i) ten years after the first commercial sale of such Licensed Product in such country, (ii) the expiration of the last valid licensed patent claim within the licensed Zymeworks BC intellectual property covering such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity of such Licensed Product in such country.
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
Pursuant to the Transfer Agreement, at the closing thereunder, (i) Jazz acquired from Zymeworks Biopharmaceuticals Inc. (“ZBI”) 100% of the issued and outstanding capital stock of Zymeworks Zanidatamab Inc. (“ZZI”, a subsidiary of ZBI); (ii) Jazz engaged certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and the Company transferred to Jazz or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that worked on the Program; (iii) Jazz and its affiliates acquired from Zymeworks BC and ZBI and their affiliates the Acquired Assets (as defined in the Transfer Agreement); and (iv) Jazz and its affiliates assumed certain liabilities arising following the closing under the Transfer Agreement related to the Acquired Assets and the Program, including with respect to the transferred service providers, in each case subject to the terms and conditions of the Transfer Agreement. No shares of the Company’s common stock were sold by the Company or acquired by Jazz Inc. and its affiliates in connection with such transactions under the Transfer Agreement.

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

For the research, development and commercialization licenses to zanidatamab and zanidatamab zovodotin, we received an upfront payment of $40.0 million. Under the Zanidatamab Agreement, as of December 31, 2024 we have received milestone payments of $31.0 million, including an $8.0 million milestone payment received from BeiGene in July 2024 in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC. As of December 31, 2024, we remain eligible to receive development and commercial milestone payments of up to $164.0 million, together with tiered royalties of up to 19.5% of net sales in BeiGene territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.
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
Platform Partnerships
In addition to the payments we have received through our collaboration agreements with Jazz and BeiGene relating to zanidatamab and zanidatamab zovodotin, as of December 31, 2024, we have received approximately $183.5 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (“Janssen”), and Merck Sharp & Dohme Research GmbH (“Merck”). As of December 31, 2024, we remain eligible to receive up to $1.03 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms.

The table below summarizes the stage of each of our platform partners’ most advanced publicly disclosed program.

BMS
In December 2014, we entered into a collaboration agreement with Celgene (now BMS) to research, develop and commercialize bispecific antibodies generated through the use of our Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. Under the terms of the agreement, we granted BMS a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million and an expansion fee of $4.0 million. As of December 31, 2024, BMS had exercised one commercial license option and we received a $7.5 million option payment, but in 2023 BMS stopped development of such program. BMS’s right to exercise options on eight programs expired in 2024 after the conclusion of BMS’s research period. As at December 31, 2024, BMS remains eligible to exercise its one remaining option, and we remain eligible to receive up to $320.5 million for the two remaining programs (or $164.0 million not including the one program for which BMS stopped development in 2023), comprised of a commercial license option payment of $7.5 million for the one remaining program, development milestone payments of up to $101.5 million per program, and commercial milestone payments of up to $55.0 million per program. In addition, we are eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement for those product candidates that BMS elected to exercise its commercial license option. As BMS’s research period has concluded, BMS is solely responsible for the research, development, manufacturing and commercialization of the products.
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
GSK
In December 2015, we entered into a collaboration and license agreement with GSK to research, develop and commercialize up to ten Fc-engineered monoclonal and bispecific antibodies generated through the use of our EFECT and Azymetric platforms. Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated to the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received as of December 31, 2024. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties. Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate on the earlier of (i) the end of the research period if GSK does not elect to advance one or more products incorporating intellectual property generated under the research period for further research and development or (ii) on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by a patent related to the GSK licensed product, or ten years after the first commercial sale of the GSK licensed product in such a country.
In April 2016, we entered into a platform technology transfer and license agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion in milestone and other payments. As of December 31, 2024, we have received an upfront technology access fee payment of $6.0 million and a milestone payment of $2.5 million in relation to a sequence pair nomination by GSK. As of December 31, 2024, we remain eligible to receive research milestone payments of up to $35.0 million, development milestone payments of up to $182.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. Termination provisions allow for GSK to terminate the agreement or specific antibody sequence pairs due to an incurable material breach by us, and under specific conditions, GSK shall have certain rights to continue the research, development, and commercialization of products with their license payment, milestone, and royalty obligations reduced by 50%.
Daiichi Sankyo
2016 Agreement
In September 2016, we entered into a collaboration and cross-license agreement (“Collaboration and Cross License Agreement”) with Daiichi Sankyo to research, develop and commercialize one bispecific antibody generated through the use of our Azymetric and EFECT platforms. Under this agreement, we received an upfront technology access fee payment of $2.0 million and research and commercial option related payments totaling $4.5 million. Under this agreement, we also gained non-exclusive rights to develop and commercialize up to three products (revised to up to six products pursuant to a June 2022 amendment) using Daiichi Sankyo’s proprietary immune-oncology antibodies, with royalties in the low single digits to be paid to Daiichi Sankyo on sales of such products.
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
2018 Agreement
In May 2018, we entered into a license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of our Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products, and we were eligible to receive up to $484.7 million in various milestone and other payments. As of December 31, 2024, we have received an upfront technology access fee payment of $18.0 million, and we remain eligible to receive development milestone payments totaling up to $63.4 million and commercial milestone payments of up to $170.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for

Daiichi Sankyo and us, including the right for Daiichi Sankyo to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement shall terminate, with respect to Daiichi Sankyo’s licenses, on a product-by-product basis, with the last payment obligation for the respective product.
Janssen
In November 2017, we entered into a collaboration and license agreement with Janssen to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric and EFECT platforms. Under the terms of the agreement, we granted Janssen a worldwide, royalty-bearing, antibody sequence group-specific exclusive license to research, develop and commercialize certain products, and we were eligible to receive up to $1.45 billion in various license and milestone payments. As of December 31, 2024, we have received an upfront payment of $50.0 million and development milestones totaling $8.0 million in connection with the initiation of clinical trials of two bispecific antibodies. Janssen has deprioritized the development of one of those two bispecific antibodies, and in 2023 the research program term under the agreement ended with respect to the remaining four bispecific antibodies. As a result, we remain eligible to receive development milestone payments of up to $86.0 million and commercial milestone payments of up to $373.0 million ($43.0 million and $186.5 million, respectively, not including the bispecific antibody that Janssen has deprioritized). In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance. Janssen is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Janssen and us, including the right for Janssen to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate, on a product-by-product basis, on the expiry of the royalty term for the product.
Other Collaborations - Merck
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
We seek to secure and maintain patent protection for the composition of matter, manufacturing processes and methods of use for our drug candidates and for our underlying protein engineering capabilities and therapeutic platforms including Azymetric, EFECT, ZymeCAD and ProTECT. We also utilize trade secrets, careful monitoring and limited disclosure of our proprietary information where patent protection is not appropriate. We also protect our proprietary information by ensuring that our employees, consultants, contractors and other advisors execute agreements requiring non-disclosure and assignment of inventions prior to their engagement. We intend to continue to expand our intellectual property holdings by seeking patent protection for new compositions of matter, new features and applications of our core therapeutic platforms, and innovative new therapeutic platforms, in the United States and other jurisdictions. We also intend to supplement internal innovation through in-licensing of new technologies and compositions of matter as appropriate. We intend to take advantage of any available data exclusivity, market exclusivity, patent term adjustment and patent term extensions.
We routinely monitor the status of existing and emerging intellectual property disclosed by third parties that may impact our business, and to the extent we identify any such disclosures, evaluate them and take appropriate courses of action.

As of December 31, 2024, our patent portfolio includes more than 40 patent families related to our therapeutic antibody product (zanidatamab), our preclinical and clinical stage product candidates, and our therapeutic platform technologies. As of December 31, 2024, from these patent families we have more than 260 issued patents, 36 of which are U.S. patents. Additional patent families in our patent portfolio relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter, methods of using and compositions used in manufacturing our approved products and product candidates.
Approved Product
Zanidatamab: As of December 31, 2024, we own U.S. and foreign patents and patent applications directed to compositions of matter of zanidatamab, compositions used in the manufacture of zanidatamab, and methods of using zanidatamab. Issued patents and patent applications, if granted, directed to compositions of matter of zanidatamab are anticipated to expire in 2034, absent any patent term adjustments or extensions. Issued patents and patent applications, if granted, directed to compositions used in the manufacture of zanidatamab are anticipated to expire in 2034, absent any patent term adjustments or extensions. Issued patents and patent applications, if granted, directed to methods of using zanidatamab are anticipated to expire between 2034 and 2042, absent any patent term adjustments or extensions.
Zanidatamab is also protected by our patent families directed to Azymetric Fc, as described below.
Clinical Stage Product Candidates
ZW191: As of December 31, 2024, we own patent applications filed in the United States and foreign jurisdictions directed to compositions of matter of ZW191, compositions used in the manufacture of ZW191, and methods of using ZW191. If granted, these patent applications are anticipated to expire in 2043, absent any patent term adjustments or extensions. ZW191 is also protected by a patent family directed to our TOPO1i technology.
ZW171: As of December 31, 2024, we own patent applications filed in the United States and internationally under the Patent Cooperation Treaty (“PCT”) directed to compositions of matter of ZW171, compositions used in the manufacture of ZW171, and methods of using ZW171. If granted, these patent applications are anticipated to expire in 2043, absent any patent term adjustments or extensions. ZW171 is also protected by patent families relating to Azymetric Fc.
Lead Preclinical Product Candidates
ZW251: As of December 31, 2024, we own patent applications filed internationally under the PCT and in foreign jurisdictions directed to compositions of matter of ZW251 and methods of using ZW251. If granted, these patent applications are anticipated to expire in 2043, absent any patent term adjustments or extensions. ZW251 is also protected by a patent family directed to our TOPO1i technology.
ZW209: As of December 31, 2024, we own U.S. provisional patent applications directed to compositions of matter of ZW209, compositions used in the manufacture of ZW209, and methods of using ZW209. If converted to non-provisional applications and granted, these applications are anticipated to expire in 2045, absent any patent term adjustments or extensions.
ZW1528: As of December 31, 2024, we own U.S. provisional patent applications directed to compositions of matter of ZW1528, compositions used in the manufacture of ZW1528 and methods of using ZW1528. If converted to non-provisional applications and granted, these applications are anticipated to expire in 2045, absent any patent term adjustments or extensions.
ZW220: As of December 31, 2024, we own patent applications filed internationally under the PCT and in foreign jurisdictions directed to compositions of matter of ZW220, compositions used in the manufacture of ZW220, and methods of using ZW220. If granted, these patent applications are anticipated to expire between 2043 and 2044, absent any patent term adjustments or extensions. ZW220 is also protected by a patent family directed to our TOPO1i technology.
Therapeutic Platform Technology Portfolio
Our therapeutic platform technology portfolio includes biological formats and variants thereof, including the Azymetric platform, our drug conjugate platforms (including our TOPO1i technology), the EFECT platform, and specific applications, manufacturing methods and assays related to the platform constructs and underlying computational chemistry.

Azymetric

We own patents and patent applications relating to the Azymetric platform for engineering Fc and Fab constructs for the development of bispecific antibodies.
Azymetric Fc: As of December 31, 2024, we own U.S. and foreign patents and patent applications directed to our Azymetric Fc platform. Patents and patent applications, if granted, directed to compositions of matter of engineered antibody Fc regions, methods of engineering antibody Fc regions to preferentially form heterodimers, and methods of making heterodimers comprising engineered Fc regions are expected to expire between 2031 and 2033, absent any adjustments or extensions.
Azymetric Fab: As of December 31, 2024, we own U.S and foreign patents and patent applications directed to our Azymetric Fab platform. Patents and patent applications, if granted, directed to compositions of matter, methods of engineering antibody Fabs to preferentially form heterodimers, and methods of making heterodimers comprising engineered Fabs are expected to expire between 2033 and 2036 absent any adjustments or extensions.
Drug Conjugate Platforms
Our drug conjugate platforms are a suite of proprietary cytotoxins (including TOPO1i), stable linkers, and conjugation technologies that are compatible with and complementary to our antibody product candidates and enable delivery of cytotoxins directly to target cells.
TOPO1i Platform: As of December 31, 2024, we own patent applications filed in the United States and foreign jurisdictions directed to novel TOPO1i compounds (including ZD06519), TOPO1i-linker compositions and antibody-TOPO1i conjugates. If granted, these patent applications are expected to expire in 2042, absent any adjustments or extensions.
EFECT
As of December 31, 2024, we own U.S and foreign patents and patent applications directed to engineering Fc constructs with modulated FcγR-binding and Fc effector function, including compositions of matter and methods of making Fc constructs with altered FcγR-binding and Fc effector function, and compositions of matter and methods of making Fc constructs that lack FcγR-binding. These patents and patent applications, if granted, are expected to expire between 2031 and 2042, absent any adjustments or extensions.
ProTECT
As of December 31, 2024, we own patent applications filed in the United States and foreign jurisdictions directed to compositions of matter, methods of making and methods of using conditionally active antibody constructs comprising immunomodulatory ligands and their cognate receptors derived from the immunoglobulin superfamily (such as PDL1 and PD1) fused to the antibody variable heavy and light chain region termini. If granted, these patent applications are expected to expire in 2041, absent any adjustments or extensions.
Computational Chemistry
As of December 31, 2024, we own U.S and foreign patents and patent applications directed to computational and algorithmic advances incorporated into our ZymeCADTM platform, including advances in general molecular modeling, conformational dynamics, docking, distal mutations, and molecular packing, as well as parallelization and graphical data analysis. These patents and patent applications, if granted, are expected to expire between 2026 and 2042, absent any adjustments or extensions.
Technology Licensing and In-Licensed Intellectual Property
Daiichi Sankyo
As noted above under “Strategic Partnerships and Collaborations – Platform Partnerships – Daiichi Sankyo – 2016 Agreement,” in September 2016, we entered into the Collaboration and Cross License Agreement with Daiichi Sankyo under which we gained non-exclusive rights to develop and commercialize up to three products (up to six products pursuant to a June 2022 amendment) using Daiichi Sankyo’s proprietary immune-oncology antibodies. In March 2023, we entered into the Termination and License Agreement relating to the Collaboration and Cross License Agreement. Pursuant to the Termination and License Agreement, the Collaboration and Cross License Agreement is terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Collaboration and Cross License Agreement that accrued prior to the termination or were expressly intended to survive. Among the rights to survive the termination of the Collaboration and Cross License Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products, such as ZW171 and ZW209, using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the surviving terms of the Collaboration and Cross License Agreement, pending receipt of regulatory approval, we may be required to make future low single-digit royalty payments on the net sales of such products.
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
ProBioGen
In February 2016, we entered into a master services and master license agreement with ProBioGen AG (“ProBioGen”). ProBioGen provided certain development and manufacturing services and granted us a non-exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize our product candidates (which include Ziihera® (zanidatamab-hrii)) using ProBioGen’s platforms, including their proprietary GlymaxX technology for generating afucosylated antibodies. This license includes certain additional non-exclusive patent rights sub-licensed by ProBioGen. Licensing terms include preclinical, clinical and commercial milestones. In connection with the first commercial sale of Ziihera®, we expect to pay to ProBioGen €3.95 million for achievement of the first commercial sale milestone. In addition, subject to achievement of certain commercial sales thresholds of Ziihera®, we are required to make additional future payments to ProBioGen.
Chugai
In June 2020, we entered into a patent license agreement with Chugai Pharmaceuticals Co., Ltd (“Chugai”). Chugai granted Zymeworks a non-exclusive, worldwide, non-transferable (except in connection with an assignment of the agreement), sublicensable license under certain patents to research, develop, manufacture and commercialize certain antibody products covered by such patents. Under the license agreement, we are required to pay an immaterial annual fee for so long as there is a valid claim within the licensed patents covering certain antibody products.
Manufacturing
We rely on third-party contract manufacturing organizations to provide manufacturing, linker-toxin conjugation, and fill-finish services in order to generate all of the therapeutic antibody supply required for our clinical studies and other research and development activities. To retain focus on our expertise in developing new product candidates, we do not currently plan to develop or operate in-house manufacturing capacity. Our multispecific therapeutic antibody and ADC candidates require standard chemistry, manufacturing and control (“CMC”) processes typical of those required for monoclonal antibody manufacturing. We therefore expect to continue to be able to develop product candidates that can be manufactured in a cost-effective fashion by our network of qualified third-party contract manufacturing organizations.
Through our contract manufacturing organizations, we currently have sufficient supply of our product candidates to carry out ongoing and planned preclinical studies. For zanidatamab, we also have sufficient current good manufacturing practices (“cGMP”)-grade supply to continue ongoing clinical trials. Our strategic partners are responsible for the commercial manufacture of zanidatamab. For our clinical stage product candidates, we have sufficient cGMP-grade supply to complete our ongoing clinical trials. For ZW251, our preclinical stage product candidate for which we expect to submit an IND in mid-2025, we expect to have sufficient cGMP-grade supply, through additional manufacturing runs, to commence clinical trials.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
Zanidatamab is being developed for patients with solid tumors that express HER2, including patients with tumors expressing low levels of HER2. Competing approved HER2-targeted therapies include F. Hoffmann-La Roche Ltd.’s Herceptin, Perjeta, Phesgo, and Kadcyla as well as Novartis Pharmaceuticals Corporation’s Tykerb, Puma Biotechnology, Inc.’s Nerlynx, AstraZeneca PLC / Daiichi Sankyo’s Enhertu, Seagen Inc.’s Tukysa, MacroGenics, Inc.’s Margenza, Jiangsu HengRui Medicine Co., Ltd.’s Pyrotinib, Pfizer’s disitamab, Alphamab’s anbenitamab, BioNTech’s trastuzumab pamirtecan, Boehringer’s Zongertinib, Bayer’s BAY2927088 and various trastuzumab biosimilars, as well as other candidates in late-stage development.
ZW191 is being developed for patients with solid tumors that express FRα. Competing approved FRα -targeted therapies include ImmunoGen/AbbVie’s Elahere. ADCs under development include Sutro’s Luveltamab tazevibulin, Eisai’s Farletuzumab ecteribulin, Coherent Bio’s CBP-1008, Bio-Thera’s BAT8006, ProfoundGenmab’s PRO1184, AstraZeneca’s AZD5335, Eli Lilly’s MBK-103, Multitude’s AMT-151 and ImmunoGen/AbbVie’s IMGN151.
ZW171 is being developed for patients with solid tumors that express MSLN. TCEs under development include Amgen’s AMG 305, Janssen’s JNJ-79032421, RemeGen’s RC88, and Light Chain Bio’s NI-1801.
ZW251 is being developed for patients with solid tumors that express GPC3. Competing GPC3-targeted ADCs include Lepu/Miracogen’s MRG006 and BioCity’s BC2027. Alternative approaches targeting GPC3 include cell therapies, TCEs, radioconjugates and monoclonal antibodies exemplified by AstraZeneca’s AZD5851 (C-CAR031), Legend Biotech’s LB2101, Sotio’s BOXR1030, Eureka Therapeutics’ ECT204, CARsgen’s CT011; AstraZeneca’s AZD9793 & Keymed’s CM350; BMS’ RYZ801; and Roche’s codrituzumab.
The FDA and corresponding regulatory authorities will ultimately review our clinical results and determine whether our product candidates are effective. No regulatory agency has made any such determination that any of our product candidates are effective for use by the general public for any indication.
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Our ADC product candidates are comprised of both a drug product and a biologic product, and will therefore be subject to regulation in the United States as combination products. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our ADCs, we believe that the primary mode of action is attributable to the biologic component of the product. Thus, our product candidates are regulated as therapeutic biologics, with the FDA’s Center for Drug Evaluation and Research having primary jurisdiction over premarket development. Our antibody therapeutics, including MSATs, are regulated as biologics by the FDA.
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
U.S. Biological Products Development Process
The process required by the FDA before a biologic may be marketed in the United States generally involves the following:
•completion of extensive nonclinical, sometimes referred to as preclinical, laboratory tests and preclinical animal trials and applicable requirements for the humane use of laboratory animals and formulation studies in accordance with applicable regulations, including GLP;
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
Sponsors of clinical trials of FDA-regulated products, including biologics, are required to register and disclose certain clinical trial information, which is publicly available at www.clinicaltrials.gov. Information related to the product, patient population, phase of investigation, study sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to submit a summary of the results of their clinical trials after completion of a trial, unless an extension or a certification permitting delayed submission is obtained from the government.
U.S. Review and Approval Processes
After the completion of clinical trials of a biological product candidate, FDA approval of a BLA must be obtained before commercial marketing of the biological product. When a BLA is submitted, the FDA conducts a preliminary review to determine whether the application is sufficiently complete to be accepted for filing. If it is not, the FDA may refuse to file the application and request additional information, in which case the application must be resubmitted with the supplemental information, and review of the application is delayed. Upon accepting the BLA for filing, the FDA will conduct an in-depth review of the BLA and may hold a public hearing where an independent advisory committee of expert advisors considers key questions regarding the product candidate. This advisory committee makes a recommendation to the FDA, which is not binding on the FDA, but is generally followed.
The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. In particular, the FDA may designate a product for Fast Track review if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track designated products, sponsors may have a higher number of interactions with the FDA and may be eligible for “rolling review” where review of sections of a Fast Track product’s New Drug Application or BLA is initiated before the full New Drug Application or BLA application is complete. The FDA has granted two Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing gastroesophageal adenocarcinomas (“GEA”) in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC.
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
Under the Pediatric Research Equity Act, certain applications for approval must include an assessment, generally based on clinical study data, of the safety and effectiveness of the subject drug in relevant pediatric populations. The FDA may waive or defer the requirement for a pediatric assessment, either at a company’s request or by the FDA’s initiative. The FDA may determine that a Risk Evaluation and Mitigation Strategy (“REMS”) is necessary to ensure that the benefits of a new product outweigh its risks. A REMS may include various elements, ranging from a medication guide or patient package insert to limitations on who may prescribe or dispense the drug or other elements to assure safe use, depending on what the FDA considers necessary for the safe use of the drug.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
Further, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, which could lead to uncertainties in the industry. Changes in the leadership of the FDA and other federal agencies under the new Presidential administration may lead to new policies and changes in the regulations that may impact our clinical development plans.
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
Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, in January 2022, the Clinical Trials Regulation (CTR) repealed the Clinical Trials Directive (EC) No. 2001/20/EC and national implementing legislation in the EU Member States. The CTR harmonizes the processes for assessment and supervision of clinical trials throughout the EU. From January 2023 onwards, clinical trial sponsors must apply to start a new clinical trial via the Clinical Trials Information System (CTIS), and beginning January 2025, any trials approved under the Clinical Trials Directive that continue running need to comply with the CTR and their sponsors must have recorded information on them in CTIS. National regulators in the EU Member States and EU/EEA countries use the CTIS.
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
Healthcare Reform
The United States and some other jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, the Centers for Medicare & Medicaid Services (“CMS”) selected ten high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is unclear.
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
Sales and Marketing
As a clinical-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For zanidatamab, we have entered into a development and commercialization agreement with BeiGene whereby BeiGene is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. For zanidatamab, under the Amended Jazz Collaboration Agreement, Jazz is responsible for all development and commercial activities with respect to the Licensed Products in the Territory. There are no other agreements granting commercialization rights to zanidatamab or any of our other product candidates.

To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by market size and complexity, access to pre-commercial and commercial infrastructure and our resource availability for developing a commercial organization. For product candidates targeting patient populations that can be serviced by a small, specialized commercial effort, we may seek out co-development and co-promotion agreements granting commercialization rights to an established commercial partner in some jurisdictions while allowing us to build these capabilities in other jurisdictions. We also evaluate opportunities to retain rights further into development for certain drug candidates, providing flexibility around future commercialization strategies. This approach includes the potential to retain commercial rights in one or more geographic jurisdictions, allowing us the option to independently commercialize and launch product(s) in the future.
Human Capital Resources
As of December 31, 2024, we had 286 employees, including 280 full-time employees, 203 of whom were primarily engaged in research and development activities and 53 of whom hold an M.D. or Ph.D. degree. 192 of our full-time employees were based in Canada, 75 were based in the United States, and 13 were based in Singapore, Ireland and United Kingdom (the “UK”) combined.
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
•We have a limited number of product candidates, which are still in preclinical or clinical development. If we do not obtain regulatory approval of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
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
•Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
•We face significant competition, and if our competitors develop and market products that are more effective, safer and/or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
•If zanidatamab or any of our product candidates that receives regulatory approval in the future does not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, revenue generated from royalties or sales would be limited.
•We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
•If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and commercialization efforts of zanidatamab or our product candidates may need to be limited.
•Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
•Current and future legislation may increase the difficulty and cost for us or our strategic partners to commercialize any approved products that we or our strategic partners develop and affect the prices that may be obtained.
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of December 31, 2024, we have not received any revenue or profit from product sales. We may never achieve or sustain profitability.
•We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
•Our effective tax rate may change in the future.

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
Risk Factors
Risks Related to Our Business and the Development and Commercialization of Our Product Candidates
We have a limited number of product candidates, which are still in preclinical or clinical development. If we do not obtain regulatory approval of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
Our strategic partner Jazz has received accelerated approval from the FDA for Ziihera® (zanidatamab-hrii) for the treatment of adults with previously-treated, unresectable or metastatic HER2+ BTC. Ziihera® is the first product candidate from one of our therapeutic platforms to receive regulatory approval. Our other product candidates are in preclinical or clinical development and we have not submitted an application, or received marketing approval, for any other product candidates, and we may never be able to achieve such regulatory approval. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved.
Obtaining regulatory approval and commercializing any approved product candidates depends on many factors, including:
•successfully completing clinical trials that demonstrate the pre-specified efficacy endpoints and acceptable safety profile of the product candidate in the indication for which approval is sought;
•preparation and submission to the appropriate regulatory authorities of an application for marketing approval that includes substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•establishing adequate commercial manufacturing arrangements and maintaining a consistent, quality supply of product or establishing our own commercial manufacturing capabilities or reliable arrangements with third-party contract manufacturers;
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
Although our strategic partner Jazz has submitted a BLA with respect to zanidatamab, we have not submitted a BLA to the FDA or similar marketing applications to foreign health authorities with respect to any of our other product candidates. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature of our product candidates may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or foreign health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.
There is typically an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. Our clinical trials may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. In some instances, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates also may experience side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates.

Moreover, success in preclinical studies or early-stage clinical trials does not mean that future clinical trials or registrational clinical trials will be successful because product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable regulatory authorities outside the United States, despite having progressed through preclinical studies and initial clinical trials. Product candidates that have shown promising results in early clinical trials may suffer significant setbacks in subsequent clinical trials or registrational clinical trials. Similarly, interim results of a clinical trial do not necessarily predict final results. Data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit or prevent regulatory approval. In addition, regulatory delays or rejections may be encountered as a result of many factors, including changes in regulatory policy.
Applications for our product candidates could fail to receive regulatory approval for many reasons, including:
•the FDA or foreign health authorities may disagree with the design, implementation or data analyses of clinical trials;
•the FDA or foreign health authorities may determine that the product candidate(s) do not have adequate risk-benefit ratio or have undesirable or unintended side effects, toxicities or other characteristics that preclude obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which approval is sought;
•the FDA or foreign regulators may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of the product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or foreign health authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers providing our clinical and commercial supplies; and

•the approval policies or regulations of the FDA or foreign health authorities may significantly change in a manner rendering clinical data insufficient for approval.
We have conducted, and may in the future conduct, clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to certain conditions imposed by the FDA and its determination that the trials complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any clinical trials conducted outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or halt development of any future product candidates.
Even if regulatory approval is obtained for a particular indication, there is no guarantee that additional indications will be approved, which could materially limit the commercial potential of any approved product. For example, while Jazz intends to seek approval of zanidatamab in additional indications, we cannot be certain that such approvals will be obtained. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted.
If clinical trials for product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize product candidates on a timely basis, or at all, which could require us to incur additional costs and delay our receipt of any product revenue.
We currently have two clinical-stage product candidates, ZW171 and ZW191. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing its clinical development in the United States and other jurisdictions not covered by our license to BeiGene. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties under our arrangement with Jazz.
Following the transfer of the zanidatamab development program to Jazz and the discontinuation of our zanidatamab zovodotin clinical development program following a strategic business review, we have been focused on the development of our early-stage product candidates and general discovery efforts. Following the clearance of our IND applications for both ZW171 and ZW191, we are actively progressing with additional submissions in selected non-U.S. countries in relation to our Phase 1 study sites in North America, Europe, and the Asia-Pacific region.
The commencement or completion of ongoing or planned clinical trials could be substantially delayed or prevented by many factors, including:
•further discussions with the FDA or other regulatory agencies regarding the scope or design of our clinical trials;
•the limited number of, and competition for, suitable sites and patients required to conduct our clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as our product candidates;
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
•failure of patients to complete the clinical trial or to be lost to follow up;

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
Any failure or significant delay in commencing or completing clinical trials would adversely affect our ability to obtain regulatory approval, and our commercial prospects and ability to generate product revenue will be diminished. In addition, even if trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or foreign health authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or foreign health authorities will view any of our product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the FDA or foreign health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. To the extent the results of the trials are not satisfactory to the FDA or foreign health authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond zanidatamab and the product candidates we currently have in clinical and preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early-stage research and development efforts may not yield any promising product candidates. Even if our research and development efforts yield product candidates that advance into clinical studies, the historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.
The success of other product candidates we may develop will depend on many factors, including generating sufficient data to support the initiation or continuation of clinical trials and obtaining regulatory permission to initiate clinical trials. Even if we successfully advance any other product candidates into clinical development, their success will be subject to all of the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. We cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from our other product candidates.
If we, or any of our strategic partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis or at all.
Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. In particular, we are developing certain of our product candidates for the treatment of rare diseases, which have limited pools of patients from which to draw for clinical testing. If we, or any of our strategic partners that perform clinical tests for our product candidates, are unable to enroll a sufficient number of patients to complete clinical testing, we will be unable to gain marketing approval for such product candidates and our business will be harmed. Additionally, projections of addressable patient populations that have the potential to benefit from treatment with our or our strategic partners’ product candidates are based on estimates, and, if such estimates are inaccurate, could have an adverse material impact on our business.
In addition, the U.S. federal Right to Try Act, among other things, provides a framework for patients to access certain investigational new drug products that have completed a Phase 1 clinical trial. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA approval under the FDA expanded access program. While there is no obligation to make product candidates available to eligible patients as a result of the Right to Try Act, new and emerging legislation regarding expanded access to unapproved drugs could negatively impact enrollment in our clinical trials and our business in the future.
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
Further, the FDA and comparable foreign regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate even after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
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
The Fast Track and Breakthrough Therapy designations received for zanidatamab may not result in faster development, regulatory review or approval process.
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC. While the FDA granted accelerated approval in November 2024 for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ BTC (IHC 3+), these Fast Track designations do not ensure that zanidatamab will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that zanidatamab will ultimately obtain regulatory approval for additional indications. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the zanidatamab clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC. Designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If a clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, the benefits associated with the Fast Track or Breakthrough Therapy designations may not be realized by us or our strategic partners. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures. Zanidatamab has also been granted Breakthrough Therapy designation from the CDE in China for treating patients with BTC who have failed prior systemic therapies. This designation alone does not guarantee faster approval of zanidatamab in China.

Development of product candidates in combination with other therapies could expose us to additional risks.
We are subject to risks that the FDA, the EMA or other comparable foreign regulatory authorities could revoke approval of any therapies used in combination with zanidatamab or any other product candidate that receives marketing approval. We are also subject to the risk that safety, efficacy, manufacturing or supply issues could arise with such therapies. In addition, it is possible that existing therapies with which zanidatamab or our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment, which could result in such products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
Additionally, if the third-party providers of therapies or therapies in development used in combination with zanidatamab or our product candidates are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
If we are unable to successfully develop any required companion diagnostic tests for our product candidates, or experience significant delays in doing so, or rely on third parties in the development of such companion diagnostic tests, we may not realize the full commercial potential of our product candidates.
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
In particular, in April 2020, the FDA issued guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (“LDTs”), and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In May 2024, the FDA issued a final rule that phases out its enforcement discretion for most LDTs and amends the FDA’s regulations to make explicit that in vitro diagnostics are medical devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the diagnostic product is a laboratory. This final rule is subject to ongoing judicial challenges. Changes in the leadership of the FDA and other federal agencies under the new Trump administration can result in changes in policies and new regulations that impact the regulation of LDTs and our companion diagnostic development plans. We will continue to evaluate the impact of this rule on our companion diagnostic development and strategy. Any future issuances from the FDA and other regulatory authorities, including changes in the FDA’s regulation of diagnostic tests and LDTs, may impact our development of a companion diagnostic for our product candidates and result in delays in regulatory approval. We may be required to conduct additional studies to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon any of our companion diagnostic development plans, or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of approved products and our business operations.
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
Disruptions at the FDA and other government agencies caused by funding shortages, reductions in staff or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies, including delays or disruptions due to pandemics or other health crises, travel restrictions, staffing shortages, government shutdowns and furloughs, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. Additionally, the current Presidential administration is pursuing significant reductions in the number of federal employees across numerous agencies. A significant reduction in the number of FDA personnel as a result of this initiative could materially impact review timelines and negatively and adversely impact our business.
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
Our product candidates may have undesirable side effects that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.
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
If we or others later identify undesirable or unacceptable side effects caused by zanidatamab or other product candidates that receive marketing approval:
•regulatory authorities may require the approved product to be taken off the market;

•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on product distribution, prescribing and/or dispensing;
•we or our partners may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;
•we or our partners may be subject to limitations on how we may promote the product;
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
We face significant competition, and if our competitors develop and market products that are more effective, safer and/or less expensive than our product candidates, our commercial opportunities will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are developing biotherapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of all of these factors, our competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing products in our field before we do. Specifically, there are a large number of companies developing or marketing treatments for cancer and AIID, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using various antibody therapeutic platforms to address specific targets.
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
We expect to compete with biosimilar versions of already approved products, and even if additional product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them.
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
If zanidatamab or any of our product candidates that receives regulatory approval in the future does not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, revenue generated from royalties or sales would be limited.
The commercial success of zanidatamab or our product candidates will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance of zanidatamab or our product candidates will depend on a number of factors, including:
•limitations or warnings contained in the approved labeling;
•changes in the standard of care for the targeted indications;
•limitations in the approved clinical indications;
•demonstrated clinical safety and efficacy compared to other products;
•sales, marketing and distribution support;
•availability of coverage and the extent of access and reimbursement from managed care plans and other third-party payors;
•timing of market introduction and perceived effectiveness of competitive products;
•availability of alternative therapies at similar or lower cost;
•the extent to which the product is approved for inclusion on formularies of hospitals and managed care organizations;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular diseases;
•whether the product can be used effectively with other therapies to achieve higher response rates;
•adverse publicity about the product or favorable publicity about competitive products;
•convenience and ease of administration of the product; and
•potential product liability claims.
If zanidatamab or any of our product candidates that are approved in the future do not achieve an adequate level of acceptance by physicians, patients and the medical community, we may not generate sufficient revenue from these products, and we may not become or remain profitable. In addition, efforts to educate the medical community and third-party payors on the benefits of zanidatamab or our product candidates may require significant resources and may never be successful.
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
Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The U.S Supreme Court’s recent Chevron decision may invite lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Further, the Trump administration, along with new leadership at the FDA, may issue new policies and regulations. Executive actions under the Trump administration, such as layoffs, a hiring freeze and budget cuts, may also disrupt the normal operations of federal agencies. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such product candidates outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and region to region and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Zanidatamab is the only product developed using our therapeutic platforms to have received FDA approval, and as of the date of this report, no approvals in international markets have been obtained. Such approval was received by our strategic partner Jazz, and we do not have experience in obtaining regulatory approval in the United States or international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
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
•establishing and maintaining sufficient manufacturing capabilities, for clinical and commercial supply;
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
Even if our product candidates are approved for sale by the appropriate regulatory authorities, market acceptance and sales of these products will depend on reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs they will reimburse and establish payment levels. We cannot be certain that reimbursement will be available for any products that we develop. If reimbursement is not available or is available on a limited basis, we may not be able to successfully commercialize any approved products.
We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges, future challenges in view of the U.S. Supreme Court’s overruling of the Chevron doctrine, changes in the leadership of the federal agencies, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts as of the date of this report have resulted in a pipeline of product candidates directed at various cancers and AIID, we may not be able to develop product candidates that are safe and effective. Although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our stock price.
Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. For example, in November 2024 the FDA granted accelerated approval for Ziihera® for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. However, continued approval for this indication may be contingent upon verification and description of clinical benefit in a confirmatory trial.

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
Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Our business also may be impacted by new policies and leadership at the FDA and other federal agencies under the new Presidential administration. Such changes and transition to the Trump administration may delay our interactions and submissions with the FDA, our clinical development timeline, or result in increased compliance costs. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the full impact of the U.S. Supreme Court's recent decision overruling the Chevron doctrine, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in the FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, among other government agencies, actively enforce the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of any approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and commercialization efforts of zanidatamab or our product candidates may need to be limited.
We face an inherent risk of product liability lawsuits related to the testing of our product candidates in seriously ill patients, and face an even greater risk as a result of commercialization of any approved product candidates. Product liability claims may be brought against us or our strategic partners by participants enrolled in our clinical trials, patients, health care providers or others using, administering or selling any of our current or future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
•decreased demand for any current or future approved products;
•injury to our reputation;
•limitations placed on our promotional activities;
•withdrawal of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;

•significant litigation costs;
•substantial monetary awards to, or costly settlement with, patients or other claimants;
•product recalls or a change in the indications for which they may be used;
•loss of revenue;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize approved products.
We may need to have in place increased product liability coverage when we begin the commercialization of any product candidates. Insurance coverage is becoming increasingly expensive and we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operation.
Patients with cancer and other diseases targeted by zanidatamab and our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to zanidatamab or our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end the opportunity to receive or maintain regulatory approval to market zanidatamab or our product candidates, or require us or our strategic partners to suspend or abandon commercialization efforts. Even in circumstances in which we do not believe that an adverse event is related to zanidatamab or our product candidates, the investigation into the circumstance may be time-consuming or inconclusive. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals zanidatamab or our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we, our strategic partners or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide supply of our product candidates for clinical trials or any approved products for patients could be delayed or prevented.
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and foreign regulations. If contaminants are discovered in the supply of our products or product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our products or product candidates will not occur in the future. Even if any of our product candidates is approved, these manufacturing difficulties and supply chain risks will persist and an inability to source sufficient commercial supply would materially and negatively impact our commercialization efforts and financial results. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. While we currently outsource all manufacturing to third parties, we and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures relating to these laws comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials. In addition, manufacturing methods and formulation changes for product candidates advancing towards commercialization carry the risk that such product candidates may perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. While such changes are common and intended to help optimize processes and results during the development process, any of these changes could increase costs, cause delays and impact our ability, or our strategic partners’ ability, to commence product sales and generate revenue.

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
Also, the anticipated benefit of any strategic transaction may not materialize or such strategic transaction may be prohibited. Any future acquisitions or dispositions could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition. We cannot predict the number, timing or size of any future strategic alliances, joint ventures, investments, acquisitions, divestitures or other strategic transactions, or the effect that any such transactions might have on our operating results.
Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
In the ordinary course of our business, we and our CROs and other service providers collect, store and otherwise process petabytes of sensitive data, including legally protected health information, personal information, intellectual property and proprietary business information owned or controlled by ourselves or our strategic partners. We manage and maintain our applications and data by using a combination of on-site systems, managed data center systems and cloud-based data center systems. These applications and data encompass a wide variety of business-critical information, including research and development information, commercial information and business and financial information. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk and the risk of being unable to adequately monitor our controls over the first three risks.
Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those that our CROs and our other third-party service providers may use in the past have been subject to, and may be vulnerable to, attacks by hackers or other third parties, viruses, ransomware or other malicious code, or other breaches, incidents, outages, interruptions, compromises or vulnerabilities due to inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems or information). The risks of these types of incidents and other matters occurring may be heightened in connection with geopolitical events. Any such breach, incident, outage, interruption, compromise or vulnerability could compromise systems and networks used in our business and lead to system and other operational outages, interruptions and disruptions and the loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, and make use of third-party service providers to perform certain operational and security functions on our behalf, there is no guarantee that we or our third-party service providers can, or have been able to, protect our systems or networks or other systems or networks used in our business from security breaches, incidents, outages, interruptions, compromises, or vulnerabilities, or that we or they have been or will be able to identify, identify the cause of or otherwise respond to any actual or potential security breach, incident, outage, interruption, compromise or vulnerability. We have engaged in efforts to improve our security measures, and we expect to continue to incur additional expenses in further efforts to do so, whether in response to actual or perceived security breaches or incidents, compromises, outages, interruptions, vulnerabilities or otherwise. Any loss, destruction, alteration, prevention of access to, disclosure, or dissemination of, or damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products, and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Most drug manufacturers are not directly subject to HIPAA, but prosecutors increasingly are using HIPAA-related theories of liability against drug manufacturers and their agents and we also could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA.
Furthermore, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach, as defined by HIPAA, and, in some cases, the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. In addition to HIPAA, other applicable data privacy and security obligations may require us to notify relevant stakeholders of any security breaches or incidents that result in the unauthorized disclosure, or dissemination of, personal information. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts.
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
U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective in January 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action for data breaches. The California Privacy Rights Act of 2020, which went into effect in January 2023, expanded the CCPA in numerous ways and established a new California Privacy Protection Agency to implement and enforce the new law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA. Other privacy and security laws address specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. While limited exemptions to some of these laws may apply to portions of our business, these laws’ recent enactment and evolving interpretations may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
We may also become subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”), the UK, and Switzerland have adopted laws and regulations addressing privacy, data protection and security that impose significant compliance obligations. These laws and regulations are subject to frequent revisions and differing interpretations, and have generally become more stringent over time.

The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes numerous requirements, including, for example, high standards for obtaining consent, requirements for more robust disclosures to individuals and strengthened individual data rights, required data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party data processors. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. The GDPR provides for fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties; further, the GDPR permits other forms of relief and recovery, and other national and local data protection laws provide for additional penalties and relief. Furthermore, adverse publicity relating to actual or alleged GDPR noncompliance could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover.
Certain jurisdictions, including the EEA, have enacted laws and regulations governing cross-border personal information transfer and providing for data localization in certain cases. For example, absent appropriate safeguards or other circumstances, the GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland and the UK, such as the United States. In July 2023, the European Commission adopted its adequacy decision for the EU-U.S. Data Privacy Framework, and generally permits personal information to flow from the EU to the United States by companies participating in the EU-U.S. Data Privacy Framework. We are not certified under the EU-U.S. Data Privacy Framework, and instead rely on other data transfer tools such as the EU standard contractual clauses (“EU SCCs”) and the UK addendum to the EU SCCs to transfer personal information to third countries outside the EEA and the UK, taking into consideration related obligations. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such transfers. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. The interpretation of data transfer requirements, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, Switzerland, the UK, the United States, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results.

We expect an increase in regulatory requirements relating to privacy, data protection and cybersecurity that may apply to our business. For instance, the EU has enacted numerous laws and regulations addressing cybersecurity, including substantial revisions to its Network and Information Security directive that EU member states are required to reflect in national law. Requirements for hosting health data will vary by jurisdiction within EEA countries and the UK, and we may be or become subject to other national healthcare regulations or regulatory requirements. For example, France requires hosts of health data to obtain a prior certification with the competent certification body.
The interpretation and application of consumer, health-related and privacy, data protection and security laws in the United States, the EEA, Switzerland, the UK and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or foreign laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. These privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
Current and future legislation may increase the difficulty and cost for us or our strategic partners to commercialize any approved products that we or our strategic partners develop and affect the prices that may be obtained.
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change healthcare systems in ways that could affect our or our strategic partners’ ability to sell any of our product candidates profitably, if such product candidates are approved for sale. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the United States Supreme Court. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the Trump administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2032 unless Congress takes further action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for zanidatamab or our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or foreign regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates are no longer be capped at 100% of AMP (average manufacturer price). Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, the FDA has authorized the state of Florida to develop a drug importation program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have enacted state drug price transparency and reporting laws that could substantially increase compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure to what extent these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or elsewhere. If we or our strategic partners are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or our strategic partners are not able to maintain regulatory compliance, any approved products may lose any marketing approval that may have been obtained and we may not achieve or sustain profitability, which would adversely affect our business.
Our business may become subject to economic, political, regulatory and other risks associated with international operations.
Our business, financial condition, and stock price may be adversely affected by economic downturns, a volatile business environment, or large-scale unpredictable or unstable or unfavorable market conditions, including a prolonged government shutdown, geopolitical events, or a global pandemic. If events like these occur, our business may be materially and adversely impacted, including making any necessary debt or equity financing more difficult, more costly and more dilutive.
Our business is subject to risks associated with conducting business internationally. We have physical operations and personnel in North America, Europe and Asia. In addition, some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
•economic instability or weakness, including inflation, reduced growth, diminished credit availability, weakened consumer confidence or increased unemployment;
•instability in the international geopolitical environment, including as a result of the Russian invasion of Ukraine and the conflicts in Israel and the broader Middle East;
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
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires; and
•supply and other disruptions resulting from the impact of public health epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, treatment of intellectual property, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, there have been legislative proposals that would limit the extension of certain specific types of government contracts or renewals, loans, or grants, to companies that may do business with select Chinese biotechnology equipment or service providers. If enacted, such legislation will preclude certain U.S. biotechnology companies from using equipment or services produced or provided by those Chinese biotechnology companies when performing on specified types of agreements with the U.S. government. Others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the United States. We cannot predict whether any proposed legislation will be enacted, what executive actions may implicate these kinds of service relationships, or what other actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States.

Relatedly, the United States has recently enacted and proposed to enact significant new tariffs. President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to third party services as well as disrupt the supply chain for the sourcing of our product candidates. If we or our partners are unable to obtain or use services from existing service providers, unable to source supplies of product candidates or approved drugs, or unable to export or sell approved products our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.
Our business has been in the past and may in the future be adversely affected by public health outbreaks and pandemics.
Our business has been in the past and may in the future be adversely affected by public health outbreaks and pandemics. If a public health outbreak or pandemic, including a resurgence of COVID-19 cases, leads to disruptions in our industry or to our service providers, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
•disruption to and delays in preclinical research activities due to extended closure or reduced capacity of lab facilities;
•delays or difficulties in enrolling patients in our ongoing and planned clinical trials;
•patients discontinuing their treatment or follow-up visits;
•delays or difficulties in clinical site initiation, including limitations on access to sites, limitations to site initiation activities that can be carried out remotely, and limitations on the number of clinical site staff on site from time to time;
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
The impact of such disruptions would be highly uncertain and would depend on factors such as the location, duration and severity, travel restrictions and social distancing, business closures or disruptions, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including on financial markets. Public health outbreaks, pandemics, and related disruptions could disrupt the global financial markets, reducing our ability to access capital, which could negatively affect our liquidity and could heighten the volatility of the financial markets, which could adversely impact the value of our common stock.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of zanidatamab and any product candidates for which we obtain marketing approval.
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any approved products. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include the following:
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
In addition to potential risks discussed above at the risk factor entitled “Our business may become subject to economic, political, regulatory and other risks associated with international operations”, we are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.

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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of December 31, 2024, we have not received any revenue or profit from product sales. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2024 and 2023 were $122.7 million and $118.7 million, respectively, while our net income for the year ended December 31, 2022 was $124.3 million, which was driven in large part by our entry into the Original Jazz Collaboration Agreement (as defined below) and the receipt of certain payments thereunder, and we do not anticipate being net income positive on a regular basis for the foreseeable future. As of December 31, 2024, our accumulated deficit was $830.3 million. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of December 31, 2024, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.
To become and remain profitable, we or our strategic partners must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval for such product candidates, and manufacturing, marketing and selling those product candidates for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales or royalties that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of uncertainty. We have never received any revenue from product sales and may never be profitable.
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. Zanidatamab is the only product candidate developed with our therapeutic platforms that has received regulatory approval, and we and our strategic partners are still developing other product candidates. Our revenue as of December 31, 2024 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. Our ability to generate revenue and achieve profitability depends in large part on our ability, alone or with our strategic partners, to achieve milestones and to successfully complete the development of, obtain the necessary regulatory approvals for, and commercialize, product candidates. While we anticipate receiving royalties from sales of zanidatamab, we do not anticipate generating revenue from sales of our wholly-owned product candidates in the near term.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We currently have two clinical-stage product candidates, ZW171 and ZW191. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing its clinical development in the United States and other jurisdictions not covered by our license to BeiGene. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties under our arrangement with Jazz. We are focused on the development of our early-stage product candidates and general discovery efforts. Following the clearance of our IND applications for both ZW171 and ZW191, we are actively progressing with additional submissions in selected non-U.S. countries in relation to our Phase 1 study sites in North America, Europe, and the Asia-Pacific region.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. For example, from time to time, we have entered into “at-the-market” equity offering programs to sell shares of our common stock including in August 2024, our entry into the Cowen Sales Agreement with TD Cowen as sales agent to sell shares of our common stock, subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our effective tax rate may change in the future.
We are subject to U.S. federal income taxes on our earnings and the earnings of our non-U.S. subsidiaries in a manner that may adversely impact our effective tax rate. For example, we have had to include additional amounts in income (such as interest income) under the so-called “global intangible low-taxed income” regime and may be required to do so in the future under the “global intangible low-taxed income” regime or as a result of the application of “controlled foreign corporation” rules. The United States has enacted the Inflation Reduction Act, which, among other changes, imposes a 1% excise tax on certain stock buybacks and an alternative minimum tax on adjusted financial statement income. In addition, our Canadian tax attributes (including net operating loss and tax credit carryforwards and deductible Scientific Research and Experimental Development Expenditure carryforwards) will generally not be available to offset U.S. income and may be subject to limitation. Further, our future operations and business structure may result in increased tax burden. For example, changes in our clinical development plans and business or commercialization strategies may result in an increased effective tax rate. Taxation of international business operations and intercompany transactions, including transactions between us and non-U.S. subsidiaries, is complicated and our expenses may increase as a result of any steps we take to enhance our compliance efforts. Any changes in the U.S. or non-U.S. taxation of such activities may increase our worldwide effective tax rate and harm our business, financial condition, and results of operations.
Risks Related to Our Dependence on Third Parties
We depend on our collaborative relationship with Jazz to further develop and commercialize zanidatamab, and if our relationship is not successful or is terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
In October 2022, Zymeworks BC entered into a License and Collaboration Agreement (the “Original Jazz Collaboration Agreement”) with Jazz, under which Jazz obtained development and commercialization rights of zanidatamab throughout the world, but excluding certain territories already covered by Zymeworks BC’s agreement with BeiGene. In April 2023, certain of our subsidiaries entered into a stock and asset purchase agreement with Jazz Inc. (as amended, the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, we took a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates (the “Program”). As part of the transactions contemplated by the Transfer Agreement, at the closing of the Transfer Agreement in May 2023, Zymeworks BC and Jazz amended and restated the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement, as previously disclosed, were unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz pursuant to the Transfer Agreement) incurred following the closing of the Transfer Agreement are directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, though Zymeworks BC remains eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. Other material terms in the Amended Jazz Collaboration Agreement also remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions. We cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz. We continue to depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement.
We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Jazz, including:
•adverse decisions by Jazz regarding the development and commercialization of zanidatamab;
•Jazz’s ability to manufacture, directly or through third parties, commercially required quantities of zanidatamab in a timely manner or at all;
•Jazz’s compliance with ongoing post-marketing obligations, including completion of the confirmatory trial for zanidatamab;

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
In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties under our arrangement with Jazz. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted. Jazz is also subject to the risks relating to development and commercialization of product candidates or approved products discussed elsewhere in this “Risk Factors” section, which could restrict Jazz’s ability to further develop and commercialize zanidatamab and negatively impact our ability to achieve milestone payments and royalties.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen and Merck. These relationships also have provided us with non-dilutive funding for our wholly-owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates. For example, each of our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, Janssen and Merck may be terminated for convenience upon the completion of a specified notice period;
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
In addition, our strategic partners are subject to the risks relating to development and commercialization of product candidates discussed elsewhere in this “Risk Factors” section, which could limit their ability to develop and commercialize product candidates and negatively impact our ability to achieve milestone, royalty or other contractual payments.
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
Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. These challenges could be initiated in the courts or administratively in various patent offices. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable or file an administrative action to invalidate our patent. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the U.S. Patent and Trademark Office (“USPTO”) or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.
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
•our competitors might conduct research and development activities in countries where we do not have patent rights and use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, judicial decisions in the United States raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.
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
The requirements for patentability may differ in certain countries, which may make it more difficult for us to obtain sufficient claim scope to protect our products in those jurisdictions. India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license.
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
In addition to FDA restrictions on the marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. If our product candidates are approved and we begin commercialization, we will be subject to additional healthcare laws and regulations enforced by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. These state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied to restrict certain marketing practices in the pharmaceutical industry, and include anti-kickback, false claims, data privacy and security and transparency statutes and regulations.
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
We may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business, including HIPAA, as amended by HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable information. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways. These state laws may not have the same effect and often are not preempted by HIPAA, thus complicating compliance efforts.
The PPACA also included the federal Physician Payments Sunshine Act, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value made in the previous year to covered recipients, including physicians and teaching hospitals, including certain ownership and investment interests held by physicians or their immediate family members. Failure to comply with the required reporting requirements could subject applicable reporting entities such as manufacturers to substantial civil monetary penalties.
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
We became a Delaware corporation in October 2022 as a result of the Redomicile Transactions. Pursuant to the agreements governing the Redomicile Transactions, we agreed to use reasonable efforts to take certain corporate steps and actions, as may be necessary or desirable, to effect and implement certain post-arrangement transactions, including the internal reorganization of certain subsidiaries (the “Post-Arrangement Transactions”). Following the entry into the Original Jazz Collaboration Agreement subsequent to the Redomicile Transactions, we determined that completing the Post-Arrangement Transactions as originally contemplated would result in negative tax consequences. As a result, we do not currently intend to complete the Post-Arrangement Transactions. While we expect to manage any tax and operational inefficiencies that may result under our current organizational structure, and we may pursue additional internal reorganizations in the future, certain tax and operational inefficiencies may persist notwithstanding our management and/or additional reorganization that could adversely affect our business, financial condition and results of operations (including, for example, the requirement to recognize certain income (such as interest income) under the “global intangible low-taxed income” regime).
We incurred a number of non-recurring costs associated with the Redomicile Transactions, and the associated reorganization of our corporate structure may result in additional and unforeseen expenses in the future. While it is expected that benefits of the Redomicile Transactions will offset these transaction costs over time, this net benefit may not be achieved in the short-term or at all. These combined factors could adversely affect our business and overall financial condition.
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
As of December 31, 2024, we had 280 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. As our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand or modify our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for

us. We believe the need for future expansion or modification in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion or modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth or organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth or organizational modifications, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth or organizational modification.
Risks Related to Our Common Stock
Our stock price is likely to be volatile and the market price of our common stock may drop below the price paid by stockholders.
Investors should consider an investment in our common stock as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors may be unable to sell their common stock at or above the price they paid for such stock due to fluctuations in the market price of our common stock arising from changes in our operating performance or prospects. Factors that may cause the market price of our common stock to fluctuate include:
•results and timing of our clinical trials and clinical trials of our competitors’ products;
•failure or discontinuation of any of our development programs;
•the success of our partnerships;
•our ability to achieve milestones and receive associated milestone payments pursuant to the terms of our partnerships;
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
•actions taken by industry or securities analysts that cover our company or common stock, including changes in estimates or recommendations, inaccurate or unfavorable research or a decision to drop coverage;
•fluctuations in the valuation of companies in the biotechnology industry or otherwise perceived by investors to be comparable to us;
•additional instances of stockholder activism, including unsolicited takeover proposals or proxy contests;
•public concern over our product candidates or any future approved products;
•litigation;
•future sales of our common stock or the perception that such sales could occur;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•additions or departures of key personnel;
•our ability to execute on our key strategic priorities;
•changes in the structure of health care payment systems in the United States or other countries;
•failure of zanidatamab or our product candidates, if approved, to achieve commercial success;

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
•our ability to effectively address environmental, social, and governance matters affecting our business that are a focus of certain investors, environmental activists, the media, and governmental and nongovernmental organizations;
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
We may fail to meet the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). If Nasdaq delists our shares of common stock from trading on its exchange, we could face significant material adverse consequences, including:
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
Our management team has broad discretion in the application of the proceeds we receive from our financing activities and from our strategic collaborations, and we could spend or invest the proceeds in ways with which our stockholders disagree. Accordingly, stockholders will need to rely on our management team’s judgment with respect to the use of these proceeds. The failure by management to apply these funds effectively could negatively affect our ability to operate and grow our business. We cannot specify with certainty all of the particular uses for the net proceeds received from our fundraising efforts or for funds received pursuant to our strategic collaborations and our actual expenditures will depend upon numerous factors. Until the net proceeds are used, they may be placed in investments that do not produce significant income or that may lose value.

We do not anticipate paying cash dividends for the foreseeable future, and accordingly, stockholders must rely on stock appreciation for any return on their investment.
We have never paid any dividends on our common stock. We currently intend to retain our future earnings, if any, to fund the development and growth of our business and do not anticipate that we will declare or pay any cash dividends on our common stock in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be the sole source of gain on investment in our common stock for the foreseeable future. Investors seeking cash dividends should not invest in our common stock. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon many factors, and, as a result, future dividends payable to investors are not guaranteed.
Our principal stockholders, in aggregate, could exert substantial influence over us which could delay or prevent a change in corporate control or result in the entrenchment of management or the board of directors.
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, beneficially owned approximately 53.9% of our outstanding common stock as of December 31, 2024. Our directors and executive officers beneficially owned, in the aggregate, approximately 2.3% of our outstanding common stock as of December 31, 2024. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
We qualify as a “smaller reporting company,” as defined under the Exchange Act, and, for as long as we continue to be a smaller reporting company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies.
In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a non-accelerated filer, we are eligible to take advantage of an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404. For this Annual Report on Form 10-K for the year ending December 31, 2024, we are relying on this exemption and have not obtained an attestation from our independent registered public accounting firm. Our decision to rely on this exemption may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. As a result of our decision to rely on certain of these disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to other public companies and some investors may find our shares of common stock less attractive, which may result in a less active trading market for our common stock.
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
We plan to transition to a new enterprise resource planning system in 2025, which we believe will lead to improvements in our internal control over financial reporting; however, the full impact of this transition is not yet known. If, during the evaluation and testing process of our internal controls, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal controls over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.
Holders of our Exchangeable Shares are subject to additional risks.
Pursuant to the Redomicile Transactions, certain holders of common shares of our predecessor company exchanged their common shares for exchangeable shares (“Exchangeable Shares”) in the capital of our subsidiary Zymeworks ExchangeCo Ltd. (“ExchangeCo”). Exchangeable Shares are exchangeable at the option of the holder for shares of our common stock.
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
Section 22 of the Securities Act establishes concurrent jurisdiction for federal and state courts over Securities Act claims. Accordingly, both state and federal courts have jurisdiction to hear such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
Any person or entity purchasing or otherwise acquiring or holding or owning (or continuing to hold or own) any interest in any of our securities shall be deemed to have notice of and consented to the foregoing bylaw provisions. Although we believe these exclusive forum provisions benefit us by providing increased consistency in the application of Delaware law and federal securities laws in the types of lawsuits to which each applies, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our current or former directors, officers, stockholders or other employees, which may discourage such lawsuits against us and our current and former directors, officers, stockholders and other employees. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder as a result of our exclusive forum provisions.
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
There can be no assurance that we will repurchase additional shares of our common stock or that we will repurchase shares at favorable prices.
In August 2024, our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $60.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of December 31, 2024, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock.
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
•Technical Safeguards: We implement technical safeguards that are designed to protect our information systems from cybersecurity threats, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence, as well as outside audits.

•Incident Response and Recovery Planning: We have established and maintain an incident response plan and a business continuity and disaster recovery plan designed to address our response to a cybersecurity incident.
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
Our Vice President of Information Technology and Facilities, who has over 20 years’ experience with cybersecurity at public companies, in coordination with senior management including our Executive Vice President, Chief Business and Financial Officer, works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, a cross-functional team throughout our company addresses cybersecurity threats and responds to cybersecurity incidents. Through ongoing communications with this team, the Vice President of Information Technology and Facilities and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.
Item 2.    Properties.
Our principal executive offices are located at 108 Patriot Drive, Suite A, Middletown, Delaware 19709. We maintain physical operations and personnel in Canada, the United States, Ireland and Singapore.
Our Vancouver offices are located in a single building containing office and laboratory space at 114 East 4th Avenue, Suite 800, Vancouver, British Columbia, Canada, V5T 1G4. The lease for our Vancouver location, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options.
Our primary U.S. office is located in Bellevue, Washington at 777 108th Avenue NE, Suite 1700, Bellevue, Washington, 98004. We entered into a sublease for this location in August 2023, which expired in December 2024. In November 2023, we entered into a direct lease for this location that has a term that commenced in January 2025 and that expires in June 2026, with one five-year extension option.
We also have an office in Redwood City, California at 555 Twin Dolphin Drive, Suite 360, Redwood City, California, 94065. The lease for this location, which we entered into in November 2023, has an expiration date in August 2027, with one five-year extension option.
Our Ireland office is located in Dublin at Digital Office Centre - Dublin Airport, Office 104, Balheary Demense, Balheary Road, Swords, Dublin, Ireland. The original license to occupy this space, which we entered into in December 2022, had an original expiration date in November 2023, but automatically renewed until November 2024. In December 2024, we entered into a new license to occupy this space with a term expiring in November 2025, which automatically renews for subsequent 12-month terms unless we provide two months’ prior written notice that we do not want to renew.
Our Singapore office is located at #01-08 Science Park 1, 2 Science Park Drive, Singapore, 118222. The license to occupy this space, which we entered into in March 2023, has a term expiring in April 2025, which automatically renews for subsequent six-month periods unless we provide six months’ prior written notice that we do not want to renew.
In addition, a significant number of employees work remotely. Our executive officers and directors are located in several jurisdictions, including the United States, Canada, Ireland and the UK. Our personnel in the UK have access to a co-working space in the UK.
We believe that our existing facilities are adequate for our immediate needs and our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.00001 par value per share, is traded on Nasdaq under the symbol “ZYME.” Prior to December 16, 2022, our common stock was traded on the NYSE under the symbol “ZYME”.
Holders
As of March 3, 2025, we had 80 stockholders of record holding our common stock. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
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
Performance Graph
As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide the stock performance graph.
Recent Sales of Unregistered Securities

We did not sell securities without registration under the Securities Act during the fiscal year ended December 31, 2024.
Issuer Repurchases of Equity Securities
On August 1, 2024, our board of directors authorized the Repurchase Program, whereby we may repurchase up to $60.0 million of our outstanding common stock, par value $0.00001 per share. In the fourth quarter of 2024, shares of common stock purchased under the authorization consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)
October 1, 2024 - October 31, 2024	726,872	$12.95	726,872	$30.0
November 1, 2024 – November 30, 2024	—	—	—	30.0
December 1, 2024 – December 31, 2024	—	—	—	30.0
	726,872	$12.95	726,872	$30.0
________________________
(1) Average price paid per share excludes commission expense and estimated excise tax.
As of October 31, 2024, we completed the initial $30.0 million of the Repurchase Program for 2,545,402 shares of our common stock at an average price per share of $11.79 (exclusive of commission expense and estimated excise tax).

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the Exchange Act. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. The discussion regarding our financial condition and results of operations for fiscal 2023 as compared to fiscal 2022 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on 10-K for the fiscal year ended December 31, 2023, filed with the SEC and with the securities commissions in all provinces and territories of Canada on March 6, 2024, under the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Unless the context otherwise requires or otherwise expressly states, all references in this Annual Report on Form 10-K to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. and its subsidiaries.
Overview
Zymeworks is a clinical-stage biotechnology company developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases such as cancer, and AIID. Our complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates from preclinical candidate screening through to registrational clinical trials.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. We have not generated any revenue from the sale of approved products as of December 31, 2024, and, other than the anticipated receipt of royalties relating to sales of zanidatamab, we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to December 31, 2024, we received $1,003.0 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of December 31, 2024, we had $324.2 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of December 31, 2024, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K is filed with the SEC.
We reported a net loss of $122.7 million for the year ended December 31, 2024, and through December 31, 2024, we had an accumulated deficit of $830.3 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.

Recent Developments
Wholly-Owned Programs

In November 2024, we announced that the first patient has been dosed in our first-in-human Phase 1 trial (NCT06555744) to evaluate the safety and tolerability of the investigational therapy ZW191 in the treatment of advanced FR⍺-expressing solid tumors including ovarian, endometrial, and NSCLC cancers. The Phase 1 trial is a two-part, multi-center, global study that aims to enroll 145 adult patients with advanced FR⍺-expressing cancers. We are currently enrolling patients at investigator sites in North America, Europe, and the Asia-Pacific region. Recruitment in the dose escalation portion of the study remains ongoing to evaluate the safety and tolerability of ZW191 in patients with advanced ovarian, endometrial, and NSCLC cancers, with secondary endpoints assessing pharmacokinetics and confirmed objective response rate.

In November 2024, at the annual Society for Immunotherapy of Cancer (“SITC”) Conference we shared a poster presentation titled “Mechanistic QSP modeling and translational strategy for determining a First-In-Human dose for ZW171, a bispecific 2+1 TCE molecule targeting mesothelin and CD3” (Abstract #: 1062), which demonstrates how a Quantitative System Pharmacology (“QSP”) model was developed for ZW171 using in vitro data, pharmacokinetics (“PK”) data from cynomolgus monkey, and literature data (e.g., CD3 receptors per T cells, number of T cells in central and peripheral compartments, and clinical PK data of MSLN-targeting TCE) to facilitate the selection of the ZW171 starting dose for our Phase 1 clinical study. Recruitment in the dose escalation portion of the clinical study remains ongoing in patients with advanced ovarian and NSCLC cancers.

In December 2024, we hosted an R&D day highlighting continued clinical progress on our solid tumor programs in oncology and expansion into AIID. Key highlights from the event included:
•Nomination of ZW209, a novel TriTCE, as fifth development candidate in our “5 by 5” solid tumor portfolio. We expect to submit an IND to commence Phase 1 clinical studies for ZW209 in 1H-2026, with equivalent non-U.S. applications submitted thereafter.
•Expansion into AIID and hematology oncology leverages our clinically validated Azymetric technology platform and expertise in multispecific therapeutics.
•Nomination of ZW1528, our first development candidate in AIID, demonstrates dual blockade of two complementary pathways of respiratory inflammation and offers potential benefit in mixed-type COPD. We expect to submit an IND to commence Phase 1 clinical studies for ZW1528 in 2H-2026, with equivalent non-U.S. applications submitted thereafter.
In March 2025, we announced that, based on our encouraging preclinical results and the unique potential opportunity to help hepatocellular carcinoma patients, we have decided to reprioritize resources for the advancement of ZW251, for which an IND submission is now planned for mid-2025. As a result, we have paused preparations for the commencement of Phase 1 studies of ZW220 at this time. However, we believe ZW220 remains a highly differentiated, IND-ready ADC with encouraging preclinical data and strong commercial rationale with partnership potential. We remain on track to deliver five IND applications as part of our “5 by 5” solid tumor strategy, including ZW220, which remains IND-ready.
Zanidatamab Clinical Program
In November 2024, the FDA granted U.S. Approval of Ziihera® (zanidatamab-hrii) for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Under the terms of the Jazz license and collaboration agreement, we have earned a milestone payment of $25.0 million based on the FDA approval in BTC. We are also eligible to receive up to a further $500 million in regulatory milestone payments and up to $862.5 million in commercial milestone payments, as well as tiered royalties between 10% to 20% of net sales by Jazz.
Ziihera® net product sales by Jazz were $1.1 million in 2024 and 4Q-2024 after the initial product launch and availability in December 2024 following FDA approval in November 2024. Our royalties from net sales by Jazz have been reflected in our income statement in 4Q-2024.
The Phase 3 HERIZON-BTC-302 confirmatory trial is ongoing to evaluate zanidatamab in combination with standard-of-care therapy versus standard-of-care therapy alone in the first-line setting for patients with HER2+ BTC. Zanidatamab is also being investigated in a number of additional tumor types, including Phase 3 trials in GEA and metastatic breast cancer (“mBC”). The HERIZON-GEA-01 trial is evaluating the potential of zanidatamab plus chemotherapy with or without tislelizumab as first-line treatment for patients with advanced/metastatic HER2+ GEA and top-line progression-free survival data from this study is expected to be available in 2H-2025. The EmpowHER-303 trial is evaluating the potential of zanidatamab in combination with physician’s choice chemotherapy for the treatment of HER2+ mBC for patients who have progressed on, or are intolerant to, previous trastuzumab deruxtecan treatment.
Other Matters
On February 18, 2025, we announced the appointment of Mr. Oleg Nodelman to our board of directors effective February 17, 2025.
In January 2025, we achieved a $14.0 million cash research milestone associated with a clinical milestone under our 2016 platform technology transfer and license agreement with GSK. Under the terms of this agreement, we previously received an upfront technology access fee payment and we remain eligible to receive research, development, and commercial milestone payments of up to $1.1 billion. In addition, we are eligible to receive tiered royalties on worldwide sales.
Financial Operations Overview
Revenue
Our revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable payments for licenses or options to obtain future licenses, research and development funding, milestone payments and royalties earned under collaboration and license agreements. We expect that collaboration revenue from our strategic partnerships will be our primary source of revenue for the foreseeable future.
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
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue other than zanidatamab royalties from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our current or future product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. We expect our research and development expenses to increase in the future, subject to periodic fluctuations, as we continue to advance, expand and complete the clinical development of our product candidates, support our ongoing collaborations, and conduct our ongoing preclinical research activities.
General and Administrative Expense
General and administrative expenses consist of salaries, benefits and stock-based compensation costs for employees in our executive, finance, legal, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, business insurance, facilities and information technology costs and other expenses. Our general and administrative expenses may increase in the future as we expand or modify our infrastructure to support our ongoing research and development activities.
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
For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2024.
Revenue Recognition
Our revenue consists of amounts earned under research and development license and collaboration agreements with our strategic partners. Promised deliverables within these agreements may include grants of licenses, or options to obtain licenses, to our intellectual property, research and development services, drug product manufacturing, and participation on joint research and/or development committees.
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
Supply of clinical trial drugs and comparator drugs: Amounts receivable by the Company for the provision of drugs to licensee or to clinical trials on behalf of licensee are recognized in revenue at a point in time when title to drugs has transferred to the licensee, which generally occurs upon shipment or delivery, depending on contractual terms.
Royalties and commercial milestones: For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, we recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee. Since inception to date, we have not recognized any royalty revenue or commercial milestones from any of our out-licensing arrangements, other than zanidatamab royalties from Jazz.
Research support and other payments: Payments by the licensees in exchange for research activities performed by us on behalf of the licensee are recognized as revenue upon performance of such activities at rates consistent with prevailing market rates. Payments for research supplies provided are recognized as revenue upon delivery of the supplies.
Contract assets and liabilities
Contract assets are mainly comprised of accrued revenue for which one or more performance obligations has been completed but not yet billed, which includes amounts billed and currently due from customers.
Contract liabilities are mainly comprised of deferred revenues. Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated financial statements. Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.

Modifications of contracts with customers
We account for a modification to a contract with a customer as a separate contract if both the scope of the contract increases because of the addition of promised goods or services that are distinct, and the price of the contract increases by an amount of consideration that reflects the stand-alone selling price of the additional promised goods or services. A modification that does not meet this criteria is accounted for as an adjustment to the existing contract, either prospectively or through a cumulative catch-up adjustment. We account for a contract modification prospectively if the remaining goods or services are distinct from the goods or services transferred before the modification, but the consideration for those goods or services does not reflect their stand-alone selling prices. Any changes in the transaction price that arise as a result of a contract modification that are not allocated to remaining goods or services are recognized as a cumulative catch-up adjustment
Research and Development Costs and Related Accrued Expenses
Research and development costs are expensed as incurred and include costs that we incur for our own and for our strategic partners’ research and development activities. These costs primarily consist of employee-related expenses, including salaries and benefits, expenses incurred under agreements with CROs on our behalf, costs associated with investigative sites and consultants that conduct our clinical trials, the cost of acquiring and manufacturing clinical trial materials and other allocated expenses, share-based compensation expense, and costs associated with nonclinical activities and regulatory approvals.
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
As at December 31, 2024, we performed a qualitative assessment for our annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, the quantitative impairment test was not required. We concluded that there were no impairment indicators related to goodwill or other intangible assets as of December 31, 2024.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our Annual Consolidated Financial Statements for the year ended December 31, 2024 within this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2024, 2023 and 2022
Revenue

	Year Ended December 31,
(dollars in millions)	2024	2023	2022	Change 2024 – 2023

Revenue from research and development collaborations	$76.3	$76.0	$412.5	$0.3	—%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $0.3 million in 2024 compared to 2023. Revenue for 2024 included $25.0 million of milestone revenue from Jazz in relation to the FDA approval of Ziihera® (zanidatamab-hrii) for the treatment of HER2+ BTC, $37.5 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC, $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination under the 2016 licensing agreement, $3.0 million from BeiGene for drug supply and other research support payments and $0.2 million from our other partners for research support and other payments. Revenue for 2023 included $91.6 million for development support and drug supply revenue from Jazz, which was partially offset by a $20.1 million credit issued to Jazz for contractual amendments to our collaboration arrangement, $1.6 million from BeiGene for drug supply and other research support payments and $2.9 million from our other partners for research support and other payments. The decrease in revenue from Jazz in 2023 and 2024 compared to 2022 reflects the transfer of responsibility for certain clinical trials regarding zanidatamab to Jazz pursuant to the Transfer Agreement and the Amended Jazz Collaboration Agreement, with such future costs to be borne by Jazz instead of being incurred by us and reimbursed by Jazz. We expect that revenue in future periods for development support from Jazz will continue to decrease, although we remain eligible for reimbursement of certain costs for activities where we maintain responsibility under the Amended Jazz Collaboration Agreement. We expect that royalty revenue in future periods for sales of Ziihera® by Jazz will increase as Jazz’s commercialization efforts continue, though we cannot predict the magnitude or timing of such royalty revenue.
Research and Development Expense

	Year Ended December 31,
(dollars in millions)	2024	2023	2022	Change 2024 – 2023

Third-party research and development program expenses:
Zanidatamab	$11.9	$44.8	$117.4	$(32.9)	(73)%
Zanidatamab zovodotin	6.6	8.0	4.8	(1.4)	(18)%
ZW171	7.1	10.7	1.9	(3.6)	(34)%
ZW191	8.4	11.7	0.9	(3.3)	(28)%
ZW220	13.8	1.6	0.2	12.2	763%
ZW251	8.1	0.7	0.3	7.4	1,057%
Other preclinical and research programs	17.4	7.8	7.0	9.6	123%
	73.3	85.3	132.5	(12.0)	(14)%
Unallocated departmental research and development expenses:
Salaries and benefits	33.7	33.3	53.0	0.4	1%
Stock-based compensation expense	8.7	2.4	2.4	6.3	263%
Other unallocated expenses	18.9	22.6	20.7	(3.7)	(16)%
Research and development expense(1)	$134.6	$143.6	$208.6	$(9.0)	(6)%

________________________
(1) Excluding zanidatamab and zanidatamab zovodotin, we expect research and development expenditures to increase over time, subject to periodic fluctuations, in line with the advancement, expansion and completion of the clinical development of our product candidates, support of our ongoing collaborations, and our ongoing preclinical research activities.
Research and development expense decreased by $9.0 million in 2024 compared to 2023. The decrease in research and development expense was primarily due to a decrease in expenses for zanidatamab, as a result of transfer of responsibility for this program to Jazz per our Transfer Agreement and the Amended Jazz Collaboration Agreement, and a decrease in expenses for ZW171 and ZW191 as the majority of manufacturing and IND enabling studies were completed in 2023 prior to filing of IND applications in 2024. This decrease was partially offset by an increase in manufacturing and IND enabling supporting activities for ZW220 and ZW251, along with other preclinical and research activities. Stock-based compensation expense increased primarily due to new grants during 2024 and a lower expense in 2023 as a result of the cancellation and modification of awards in respect of employees transferred to Jazz per the Transfer Agreement.
Our research and development expenses relating to zanidatamab, following the May 2023 transfer of responsibility for the zanidatamab development program to Jazz, have decreased compared to the years ended December 31, 2023 and 2022. We expect to continue incurring research and development expenses for activities over which we maintain responsibility under the Amended Jazz Collaboration Agreement. We are eligible for reimbursement of these expenses from Jazz and expect to recognize these reimbursements as revenue from research and collaborations. We similarly expect that research and development expenses relating to zanidatamab zovodotin will continue to decrease in future periods following our decision to discontinue the zanidatamab zovodotin clinical development program.
General and Administrative Expense

	Year Ended December 31,
	2024	2023	2022	Change 2024 – 2023
(dollars in millions)

Salaries and benefits	$17.0	$17.0	$22.6	$—	—%
Stock-based compensation expense	9.1	5.3	1.2	3.8	72%
Professional fees, consulting and business insurance	19.3	29.1	35.6	(9.8)	(34)%
Other general and administrative expenses	16.1	19.0	14.0	(2.9)	(15)%
General and administrative expense	$61.5	$70.4	$73.4	$(8.9)	(13)%
General and administrative expense decreased by $8.9 million in 2024 compared to 2023. The decrease in general and administrative expense was primarily due to a decrease in external consulting expenses for information technology, legal fees, and other expenses for advisory services, insurance and depreciation and amortization expenses compared to 2023. This was partially offset by costs incurred due to the termination of our long-term facility lease in Seattle in 2024 and an increase in stock-based compensation expense over 2023, primarily due to new grants during 2024 and reversal of compensation expense for options cancellations and modifications in 2023.
Impairment on Acquired IPR&D

	Year Ended December 31,
	2024	2023	2022	Change 2024 – 2023
(dollars in millions)

Impairment on acquired IPR&D	$17.3	$—	$—	$17.3	NM
During the year ended December 31, 2024, we recorded an impairment charge of $17.3 million as a result of our decision to discontinue the zanidatamab zovodotin clinical development program which utilized the technology represented by acquired IPR&D assets.

Other Income, net

	Year Ended December 31,
	2024	2023	2022	Change 2024 – 2023
(dollars in millions)

Other income, net	$20.5	$18.8	$4.7	$1.7	9%
Other income, net increased by $1.7 million in 2024 compared to 2023. Other income, net for 2024 included $19.9 million of interest income and $0.8 million of foreign exchange gains, partially offset by other miscellaneous charges. Other income, net for 2023 included $19.7 million of interest income and $0.3 million of miscellaneous income, partially offset by $1.2 million of foreign exchange losses.
Income Tax

	Year Ended December 31,
	2024	2023	2022	Change 2024 – 2023
(dollars in millions)

Current income tax expense	$(5.4)	$(0.2)	$(9.0)	$(5.2)	(2,600)%
Deferred income tax (expense) recovery	(0.7)	0.8	(1.9)	(1.5)	(188)%
Income tax (expense) recovery	$(6.1)	$0.6	$(10.9)	$(6.7)	(1,117)%
Income tax expense increased by $6.7 million in 2024 compared to 2023, primarily due to an increase in U.S. taxes under the Subpart F income rules and due to an increase in deferred income tax expense due to changes in net deferred tax assets and liabilities and the valuation allowance in respect of these.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements.
In January 2022, we completed a public offering pursuant to which we sold (i) 11,035,000 common shares (including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option) at $8.00 per common share and (ii) 3,340,000 pre-funded warrants in lieu of common shares at $7.9999 per pre-funded warrant. We received gross proceeds of $115.0 million and net proceeds were $107.6 million, after underwriting discounts, commissions and estimated offering expenses.
In November 2022, we entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) to sell shares of our common stock subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which Cantor would act as our sales agent. In June 2023, we sold an aggregate of 3,350,000 shares of common stock at $8.12 per share under the Sales Agreement. We received gross proceeds of $27.2 million and net cash proceeds of $26.2 million, after underwriting commissions and offering expenses. In July 2024, we notified Cantor of our decision to terminate the Sales Agreement effective July 31, 2024.
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

In December 2023, we completed a private placement pursuant to which we sold 5,086,521 pre-funded warrants at a price of $9.8299 per pre-funded warrant. We received gross proceeds of $50.0 million, and net proceeds were $49.9 million, after expenses. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrants.
As of December 31, 2024, we had $324.2 million of cash, cash equivalents, and marketable securities, comprised of $66.1 million in cash and cash equivalents and $258.1 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
(dollars in millions)

Net cash (used in) provided by:
Operating activities	$(110.0)	$(118.3)	$144.1
Financing activities	(20.5)	81.8	108.6
Investing activities	38.8	(207.3)	(53.8)
Effect of exchange rate changes on cash and cash equivalents	0.3	0.4	0.2
Net (decrease) increase in cash and cash equivalents	$(91.5)	$(243.4)	$199.0
Operating Activities
In 2024, cash used in operating activities was $110.0 million as opposed to $118.3 million cash provided by operating activities in 2023. The decrease in net cash used in operating activities was primarily due to a decrease in cash expenditures for operations as a result of transfer of responsibility over the zanidatamab program to Jazz and a reduction in general and administration costs compared to 2023, partially offset by an increase in research and development costs for other programs. The reduction in the net cash used in operating activities was partly offset by an overall negative movement in working capital compared to 2023, primarily due to an increase in our accounts receivable position as at December 31, 2024.
Financing Activities
Net cash used in financing activities in 2024 included $30.1 million used for the Repurchase Program partially offset by net proceeds of $8.9 million from stock option exercises and $0.9 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash provided by financing activities in 2023 included net proceeds of $49.9 million from issuance of pre-funded warrants pursuant to a private placement, $26.2 million from our share issuance pursuant to the Sales Agreement, $5.0 million from stock option exercises and $0.8 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
Investing Activities
Net cash provided by investing activities in 2024 was primarily related to redemptions, net of purchases, of investments in marketable securities of $41.8 million partially offset by cash outflows of $3.1 million for the acquisition of property and equipment in our office and laboratory spaces in Canada and the United States and software implementation. Net cash used in investing activities in 2023 is primarily related to purchases, net of redemptions of marketable securities of $203.2 million and cash outflows of $4.1 million for the acquisition of property and equipment for our office and lab spaces and for software implementation.
Funding Requirements
In the quarter ended December 31, 2024, we began recognizing royalty revenue from sales of zanidatamab by our partner Jazz. However, we have not generated revenue from sales of any of our wholly-owned product candidates as of December 31, 2024 and we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our current or future product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses, subject to periodic fluctuations, in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 14 and other commitments and contingencies as presented in note 15 to the annual consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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
Additionally, on August 1, 2024, our board of directors authorized the Repurchase Program, under which we may repurchase up to $60.0 million of our common stock. As of the date of this report, there is $30.0 million of remaining capacity under the Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. As of December 31, 2024, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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
•the amount of royalties and sales-based milestones, if any, received from our collaboration partners for commercial sales of drug candidates, for any such drug candidates that receive marketing approval; and
•the amount of revenue, if any, received from commercial sales of our drug candidates, should any of our drug candidates receive marketing approval.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of March 3, 2025, 69,576,883 shares of common stock were issued and outstanding. In addition, as of March 3, 2025, we had 5,086,521 shares of common stock issuable pursuant to 5,086,521 pre-funded warrants, 4,669,479 shares of common stock issuable pursuant to 4,669,479 exercisable outstanding stock options, 5,108,359 shares of common stock issuable pursuant to 5,108,359 outstanding options that were not exercisable at that date, and 1,979,321 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement (as defined in note 1 of our annual consolidated financial statements as of and for the year ended December 31, 2024 within this Annual Report on Form 10-K), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights.
As of March 3, 2025, 854,126 Exchangeable Shares have been exchanged on a one-to-one basis for 854,126 shares of our common stock and 570,407 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 570,407 shares of our common stock.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2024

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Zymeworks Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zymeworks Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of (loss) income and comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Revenue recognition from drug supply for ongoing studies from Jazz Pharmaceuticals Ireland Limited (Jazz)
As discussed in Note 11 to the consolidated financial statements, the Company recognized revenue from Jazz related to drug supply for ongoing studies of $19,228 thousand for the year ended December 31, 2024. As discussed in Note 2, amounts receivable by the Company for the provision of drugs to clinical trials on behalf of the customer are recognized in revenue at a point in time when title to drugs has transferred to the customer, which generally occurs upon shipment or delivery, depending on contractual terms.

We identified the sufficiency of audit evidence relating to revenue recognition from drug supply for ongoing studies with Jazz as a critical audit matter. Subjective auditor judgment was required to evaluate the sufficiency of audit evidence obtained related to the Company’s revenue from drug supply for ongoing studies because of the involvement of clinical research support organizations in tracking and fulfilment of the drugs provided across multiple locations.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of internal controls over the Company’s revenue recognition process. We obtained a confirmation from the customer on invoices billed related to goods and services provided for the year ended December 31, 2024 and agreed the quantity of drugs invoiced to the Company’s records. We assessed the recorded revenue by selecting a sample of revenue transactions and comparing the amounts recognized for consistency with relevant underlying documentation. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015.
Vancouver, Canada
March 5, 2025

ZYMEWORKS INC.
Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$66,103	$157,557
Short-term marketable securities (note 5)	159,673	216,770
Accounts receivable	55,815	19,477
Prepaid expenses and other current assets	18,860	19,122
Total current assets	300,451	412,926
Long-term marketable securities (note 5)	98,428	81,930
Long-term prepaids and other assets	8,919	7,566
Deferred tax asset (note 13)	4,385	3,615
Property and equipment, net (note 7)	17,650	19,847
Operating lease right-of-use assets (note 14)	16,666	17,696
Intangible assets, net (note 8)	4,576	7,656
Acquired in-process research and development assets (“IPR&D”) (note 6)	—	17,628
Goodwill (note 6)	12,016	12,016
Total assets	$463,091	$580,880
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$59,838	$45,992
Income tax payable (note 13)	128	1,811
Current portion of operating lease liability (note 14)	2,740	4,261
Deferred revenue and other consideration (note 11)	25,588	3,699
Total current liabilities	88,294	55,763
Long-term portion of operating lease liability (note 14)	15,738	22,369
Deferred revenue (note 11)	14,607	32,941
Other long-term liabilities (note 9)	923	1,701
Deferred tax liability (note 13)	4,761	3,300
Total liabilities	124,323	116,074
Stockholders’ equity:
Common shares, $0.00001 par value; 900,000,000 authorized shares of common stock at December 31, 2024 and December 31, 2023 (68,964,319 and 70,115,997 shares issued and outstanding at December 31, 2024 and 2023, respectively (note 10b).	1,015,618	997,227
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of December 31, 2024 and December 31, 2023 (note 10b).	—	—
Exchangeable shares, no par value, 570,637 issued and outstanding shares at December 31, 2024 (December 31, 2023: 651,219) (note 10b).	8,188	9,345
Additional paid-in capital	152,249	142,274
Accumulated other comprehensive loss	(6,952)	(6,603)
Accumulated deficit	(830,335)	(677,437)
Total stockholders’ equity	338,768	464,806
Total liabilities and stockholders’ equity	$463,091	$580,880
Research collaboration and licensing agreements (note 11)
Commitments and contingencies (note 15)
Subsequent event (note 17)

ZYMEWORKS INC.
Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Research and development collaborations (note 11)	$76,304	$76,012	$412,482
Operating expenses:
Research and development	134,621	143,619	208,596
General and administrative	61,506	70,446	73,358
Impairment on IPR&D (note 6)	17,287	—	—
Total operating expenses	213,414	214,065	281,954
(Loss) income from operations	(137,110)	(138,053)	130,528
Other income:
Interest income	19,941	19,705	3,596
Other income (expense), net (note 12)	558	(894)	1,110
Total other income, net	20,499	18,811	4,706
(Loss) income before income taxes	(116,611)	(119,242)	135,234
Income tax (expense) recovery (note 13)	(6,084)	568	(10,893)
Net (loss) income	$(122,695)	$(118,674)	$124,341
Other comprehensive income:
Unrealized (loss) income on available for sale securities, net of tax of nil (note 5)	(349)	56	—
Total other comprehensive (loss) income	(349)	56	—
Comprehensive (loss) income	$(123,044)	$(118,618)	$124,341

Net (loss) income per common share (note 4):
Basic	$(1.62)	$(1.72)	$1.91
Diluted	$(1.62)	$(1.72)	$1.90

Weighted-average common stock outstanding (note 4):
Basic	75,846,681	68,863,010	65,194,775
Diluted	75,878,738	68,863,010	65,249,184

ZYMEWORKS INC.
Consolidated Statements of Changes in Stockholders’ Equity (Note 1) (Expressed in thousands of U.S. dollars except share data)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	—	$—	—	$—	46,633,935	$741,147	$(683,104)	$(6,659)	$197,710	$249,094
Issuance of common stock on exercise of stock options (note 10f)	—	—	—	—	39,220	359	—	—	(79)	280
Issuance of common stock through employee stock purchase plan (note 10g)	—	—	—	—	179,238	2,191	—	—	—	2,191
Issuance of common stock upon vesting of restricted stock units ("RSUs") (note 10f)	—	—	—	—	93,966	2,350	—	—	(2,350)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10d)	—	—	—	—	6,502,675	78,168	—	—	(78,168)	—
The Redomicile Transactions (note 1, note 10b)	1	—	1,424,533	20,442	(1,424,533)	(20,442)	—	—	—	—
Issuance of common stock and pre-funded warrants in connection with public offering, net of offering costs (note 10a and 10d)	—	—	—	—	11,035,000	82,549	—	—	24,985	107,534
Stock-based compensation	—	—	—	—	—	—	—	—	9,516	9,516
Net loss	—	—	—	—	—	—	124,341	—	—	124,341
Balance at December 31, 2022	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise stock options (note 10f)	—	—	—	—	641,129	6,958	—	—	(1,736)	5,222
Issuance of common stock through employee stock purchase plan (note 10g)	—	—	—	—	111,911	955	—	—	—	955
Issuance of common stock upon vesting of RSUs (note 10f)	—	—	—	—	100,949	1,887	—	—	(1,887)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10d)	—	—	—	—	2,079,193	63,775	—	—	(63,775)	—
Issuance of common stock for retracted exchangeable shares	—	—	(773,314)	(11,097)	773,314	11,097	—	—	—	—
Issuance of common stock in connection with At-The-Market ("ATM") sale (note 10a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Private placement (note 10a and 10d)	—	—	—	—	—	—	—	—	49,862	49,862
Stock-based compensation	—	—	—	—	—	—	—	—	8,196	8,196
Net income	—	—	—	—	—	—	(118,674)	—	—	(118,674)
Other comprehensive income	—	—	—	—	—	—	—	56	—	56
Balance at December 31, 2023	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of stock options (note 10f)	—	—	—	—	959,906	13,952	—	—	(4,770)	9,182
Issuance of common stock through employee share purchase plan (note 10g)	—	—	—	—	128,232	1,311	—	—	—	1,311
Issuance of common stock upon vesting of RSUs (note 10f)	—	—	—	—	225,004	1,971	—	—	(1,971)	—
Issuance of common stock for retracted exchangeable shares	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	16,716	16,716
Purchase and retirement of common stock (10c)	—	—	—	—	(2,545,402)	—	(30,051)	—	—	(30,051)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(152)	—	—	(152)
Net loss	—	—	—	—	—	—	(122,695)	—	—	(122,695)
Other comprehensive loss	—	—	—	—	—	—	—	(349)	—	(349)
Balance at December 31, 2024	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(122,695)	$(118,674)	$124,341
Items not involving cash:
Depreciation of property and equipment (note 7)	4,188	7,462	6,220
Amortization of intangible assets (note 8)	4,496	2,702	1,015
Stock-based compensation (note 10f)	17,792	8,102	4,015
Amortization and impairment of operating lease right-of-use assets	2,509	7,141	4,769
Impairment of acquired IPR&D (note 6)	17,287	—	—
Deferred income tax expense (recovery) (note 13)	691	(757)	1,940
Change in fair value of contingent consideration liability (note 15)	(1,878)	630	(250)
Change in fair value of investments in equity instruments	—	667	—
Unrealized foreign exchange gain	(1,481)	(31)	(1,956)
Changes in non-cash operating working capital:
Accounts receivable	(36,359)	13,922	(17,509)
Prepaid expenses and other current assets	(2,489)	4,295	(2,059)
Accounts payable and accrued liabilities	14,335	(44,768)	26,479
Operating lease liabilities	(8,313)	(3,663)	(3,736)
Deferred revenue and other consideration	3,555	3,699	—
Income taxes payable	(1,682)	970	840
Net cash (used in) / provided by operating activities	$(110,044)	$(118,303)	$144,109
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 10a)	—	26,233	107,534
Private placement (note 10a)	—	49,862	—
Issuance of common stock on exercise of stock options (note 10f)	8,857	5,006	255
Issuance of common stock through employee stock purchase plan (note 10g)	930	820	1,403
Purchases of common stock for retirement (note 10c)	(30,051)	—	—
Deferred financing fees	(174)	(53)	(596)
Finance lease payments	(14)	(21)	(14)
Net cash (used in) / provided by financing activities	$(20,452)	$81,847	$108,582
Cash flows from investing activities:
Purchases of marketable securities	(283,743)	(553,249)	(113,005)
Proceeds from marketable securities	325,565	350,073	72,281
Acquisition of property and equipment	(1,991)	(2,474)	(8,150)
Acquisition of intangible assets	(1,075)	(1,603)	(4,975)
Net cash provided by / (used in) investing activities	$38,756	$(207,253)	$(53,849)
Effect of exchange rate changes on cash and cash equivalents	286	354	203
Net change in cash and cash equivalents	(91,454)	(243,355)	199,045
Cash and cash equivalents, beginning of year	157,557	400,912	201,867
Cash and cash equivalents, end of year	$66,103	$157,557	$400,912

Supplemental cash flow information:
Net cash paid during the year for income taxes	$3,179	$165	$10,000
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$644	$1,900	$72
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	—	122	957
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of Zymeworks Inc. and its wholly owned subsidiaries, Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Pharmaceuticals Limited (Ireland), Zymeworks Lifesciences Pte. Ltd. (Singapore), Zymeworks CallCo ULC, Zymeworks ExchangeCo Ltd., Zymeworks Management Inc. (including this entity's branch in the United Kingdom) and Zymeworks Zanidatamab Inc. (refer to note 11). All inter-company accounts and transactions have been eliminated on consolidation.
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
Foreign Currency
The functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are translated at the approximate exchange rate prevailing on the date of the transaction. At period end, monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars using exchange rates in effect at the balance sheet date. Resulting foreign exchange gains and losses are reflected in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.
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
The Company applied ASC 606 to all revenue arrangements to date. For collaborative arrangements that fall within the scope of ASC 808, Collaborative Arrangements (“ASC 808”), the Company applies the revenue recognition model under ASC 606 to part or all of the arrangements, when deemed appropriate. For collaboration arrangements within the scope of ASC 808 that contain multiple elements, the Company determines which elements of the arrangement are within the scope of ASC 808 and which elements are within the scope of ASC 606, which may require application of judgment.
In accordance with ASC 606, the Company recognizes revenue when the Company’s customer obtains control of promised goods or services, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. In determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations including whether they are distinct; (iii) determine the transaction price, including uncertainties related to variable consideration; (iv) allocate the transaction price to the performance obligations based on the stand-alone selling prices; and (v) recognize revenue when or as the Company satisfies each performance obligation and when collectability is probable.
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

Supply of clinical trial drugs and comparator drugs
Amounts receivable by the Company for the provision of drugs to licensee or to clinical trials on behalf of licensee are recognized in revenue at a point in time when title to drugs has transferred to the licensee, which generally occurs upon shipment or delivery, depending on contractual terms.
Royalties and commercial milestone payments
For arrangements that include sales-based royalties, including commercial milestone payments based on pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee. The Company started recognizing royalty income during the year ended December 31, 2024. The Company's commercial partner is obligated to report its net product sales and resulting royalty due to the Company within 60 days from the end of each quarter. The Company accrues royalty revenue based on historic product sales, royalty receipts and other relevant information as available and recognizes any adjustment when it receives royalty reports from its commercial partner in the subsequent period.
Contract assets and liabilities
Contract assets are mainly comprised of accrued revenue for which one of more performance obligations has been completed but not yet billed, which includes amounts billed and currently due from customers.
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
The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2024 and 2023.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value. As at December 31, 2024, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
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
At December 31, 2024, the maximum exposure to credit risk for accounts receivable was $55,815, 95% of which was from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2023: $19,477 85% of which was from Jazz Pharmaceuticals Ireland Limited) and all accounts receivable are due within the next 12 months. As at December 31, 2024 and December 31, 2023, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of (loss) income. At December 31, 2024, the Company’s net monetary liabilities denominated in Canadian dollars were $3,464 (C$4,982) (December 31, 2023: $1,392 (C$1,844)).
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
Segment Information
The Company operates and manages its business in one segment, which is the discovery, development and commercialization of next-generation multifunctional biotherapeutics. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker (“CODM”), in deciding how to allocate resources and assessing performance.
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
Impairment of Long-Lived Assets
The Company assesses the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived asset is measured by a comparison of the carrying amount of the asset to future undiscounted net cash flows expected to be generated by the asset or group of assets. If carrying value exceeds the sum of undiscounted cash flows, the Company then determines the fair value of the underlying asset. Any impairment to be recognized is measured by the amount by which the carrying amount of the asset group exceeds the estimated fair value of the asset or asset group. As of December 31, 2024 and 2023, the Company determined that there were no indicators of impairment of long-lived assets.
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
Stock-Based Compensation
The Company recognizes stock-based compensation expense on equity and liability classified stock-based awards granted to employees, directors, and certain consultants. The Company measures the cost of such awards based on the fair value of the award, net of estimated forfeitures, and recognizes stock-based compensation expense in the consolidated statements of (loss) income and comprehensive (loss) income on a straight-line basis over the requisite service period. The requisite service period generally equals the vesting period of the awards. The fair values of stock option awards are estimated using the Black-Scholes option pricing model which uses various inputs including estimated fair value of the Company’s underlying common stock at the grant date, expected term, estimated volatility, risk-free interest rate and expected dividend yields of the Company’s common stock. The Company applies an estimated forfeiture rate derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, adjustments to compensation expense may be required in future periods. The fair value of restricted stock units (“RSU”) is measured using the per share fair value of the Company’s common stock on the dates of grant.
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
Net income (loss) per share
Basic net income (loss) per share attributable to common stockholders is computed by dividing the net income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding for the year, including the treatment of Exchangeable Shares and pre-funded warrants. Diluted net income (loss) per share attributable to common stockholders is computed by adjusting net income (loss) attributable to common stockholders to reallocate undistributed earnings based on the potential impact of dilutive securities, including outstanding stock options and warrants. Diluted net income (loss) per share attributable to common stockholders is computed by dividing the diluted net income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding for the year, including potential dilutive shares of common stock assuming the dilutive effect of outstanding instruments. The treasury stock method is used to determine the dilutive effect of the Company’s stock option grants and warrants. ASC 260 Earnings Per

Share requires an adjustment to the numerator for any income or loss related to liability classified warrants and stock options, if dilutive, if they are presumed to be share settled.
3. Recent Accounting Pronouncements
Recent accounting pronouncements adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The change in the standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The changes improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The guidance will be effective for annual reporting periods beginning after December 15, 2023, and for interim periods beginning after December 15, 2024. Early adoption is permitted and the standard should be applied retrospectively. The Company has adopted this accounting pronouncement on the accompanying financial statements as of and for the year ended December 31, 2024 (note 16).
Recent accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting – Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard update on its consolidated financial statements.

4. Net (Loss) Income per Share
Net (loss) income per share for the years ended December 31, 2024, 2023 and 2022 was as follows:

	Year Ended December 31,
	2024	2023	2022
Numerator:
Net (loss) income attributable to common stockholders:
Basic	$(122,695)	$(118,674)	$124,341
Adjustment for change in fair value of liability classified stock options	140	—	(231)
Diluted	$(122,555)	$(118,674)	$124,110

Denominator:
Weighted-average common stock outstanding:
Basic	75,846,681	68,863,010	65,194,775
Adjustment for dilutive effect of equity classified stock options and RSUs	—	—	53,535
Adjustment for dilutive effect of liability classified stock options	32,057	—	874
Diluted	75,878,738	68,863,010	65,249,184

Net (loss) income per common share – basic	$(1.62)	$(1.72)	$1.91
Net (loss) income per common share – diluted	$(1.62)	$(1.72)	$1.90
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s June 2019, January 2020 and January 2022 offerings and December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the years ended December 31, 2024 and 2023 as the effect would be antidilutive.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company's marketable securities as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$37,166	$—	$37,166
U.S. Treasury notes	71,500	72	71,572
Corporate debt securities	50,993	(58)	50,935
	159,659	14	159,673
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	14,979	2	14,981
Corporate debt securities	65,461	(153)	65,308
Contractual maturity of three to four years:
Corporate debt securities	18,295	(156)	18,139

	98,735	(307)	98,428

	$258,394	$(293)	$258,101

The following table summarizes the Company's marketable securities as of December 31, 2023:

	December 31, 2023
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs	$75,066	$—	$75,066
U.S. Treasury notes	46,416	136	46,552
Corporate debt securities	94,900	252	95,152
	216,382	388	216,770
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	70,181	(321)	69,860
Contractual maturity of three to four years:
Corporate debt securities	12,081	(11)	12,070
	82,262	(332)	81,930

	$298,644	$56	$298,700
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$34,620				$23,126
Cash equivalents:
Money market funds	$16,398	$—	$—	$16,398	$64,247	$—	$—	$64,247
GICs	15,085	—	—	15,085	70,184	—	—	70,184
	31,483	—	—	66,103	134,431	—	—	157,557

Marketable securities:
GICs and mutual funds	37,166	—	—	37,166	75,066	—	—	75,066
U.S. Treasury notes	86,553	—	—	86,553	46,552	—	—	46,552
Corporate debt securities	—	134,382	—	134,382	—	177,082	—	177,082
	123,719	134,382	—	258,101	121,618	177,082	—	298,700

	$155,202	$134,382	$—	$324,204	$256,049	$177,082	$—	$456,257
6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination were classified as indefinite-lived intangible assets and were not amortized until their classification as definite-lived assets. During the year ended December 31, 2024, the Company determined that the fair value of IPR&D, which was estimated using an income approach, was less than its carrying value. Accordingly, the Company recorded an impairment charge of $17,287. The impairment was a result of the Company's decision to discontinue the zanidatamab zovodotin clinical development program which utilized the acquired technology represented by the IPR&D assets. As of July 1, 2024, the Company classified the remaining assets as definite-lived and commenced amortization.
The following table summarizes the carrying value of IPR&D, net of impairment:

	Acquired IPR&D	Accumulated Impairment	Accumulated Amortization	Net
Balance at December 31, 2021	$20,700	$(3,072)	$—	$17,628
Change during the period	—	—	—	—
Balance at December 31, 2022	$20,700	$(3,072)	$—	$17,628
Change during the period	—	—	—	—
Balance at December 31, 2023	$20,700	$(3,072)	$—	$17,628
Change during the period	—	(17,287)	(341)	(17,628)
Balance at December 31, 2024	$20,700	$(20,359)	$(341)	$—
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2024 and concluded that no impairment existed. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2024, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required.
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2024	2023
Computer hardware	$2,815	$2,464
Furniture and fixtures	2,408	2,976
Office equipment	1,736	2,142
Laboratory equipment	13,331	11,807
Leasehold improvements	15,190	20,992
Construction in progress	—	122
Property and equipment	$35,480	$40,503
Less accumulated depreciation	(17,830)	(20,656)
Property and equipment, net	$17,650	$19,847
Depreciation expense on property and equipment for the years ended December 31, 2024, 2023 and 2022 was $4,188, $7,462 and $6,220, respectively.

8. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2024	2023
Research licenses	$14,936	$14,936
Computer software	10,670	7,878
Costs for in-progress software implementations	—	1,717
Intangible assets	25,606	24,531
Less accumulated amortization	(21,030)	(16,875)
Intangible assets, net	$4,576	$7,656
Amortization expense on intangible assets for the years ended December 31, 2024, 2023 and 2022 was $4,496, $2,702 and $1,015, respectively.
At December 31, 2024, amortization expense on capitalized intangible assets is estimated to be as follows for the next five years:

Amortization expense
2025	$3,936
2026	427
2027	213
Thereafter	—
$4,576

9. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2024	2023
Trade payables	$3,903	$6,212
Accrued research and development expenses	43,114	26,661
Goods and services tax payable	1,250	—
Employee compensation and related accruals	6,222	6,153
Fair value of liability classified stock options	1,264	960
Accrued legal, professional fees and other	4,085	4,436
Liability for contingent consideration (note 15)	—	1,570
Total	$59,838	$45,992
Other long-term liabilities consisted of the following:

	December 31,
	2024	2023
Liability from in-licensing agreements	$447	$747
Liability for contingent consideration (note 15)	—	308
Finance lease liability (note 14)	28	92
Other	448	554
Total	$923	$1,701

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
2022 Public Offering
On January 31, 2022, the Company closed a public offering pursuant to which the Company sold 11,035,000 common shares, including the sale of 1,875,000 common shares to the underwriters upon their full exercise of their over-allotment option, at $8.00 per common share and 3,340,000 pre-funded warrants (note 10d) in lieu of common shares at $7.9999 per pre-funded warrant. Net proceeds were $107,534, after underwriting discounts, commissions and offering expenses.
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of December 31, 2024, there were 570,637 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2023: 651,219). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net (loss) income per share.
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
During the year ended December 31, 2024, the Company repurchased 2,545,402 shares of its common stock for a cost of $30,000, and incurred commission expense of $51, under the Repurchase Program, which have been recorded against accumulated deficit. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of $152. During the year ended December 31, 2024, the Company retired all 2,545,402 shares repurchased. These shares were returned to the status of authorized and unissued shares.

The following table presents the Company’s Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Year Ended December 31, 2024	2,545,402	$11.79	$30,000
d.Pre-Funded Common Share Warrants
In connection with the public offerings completed on June 24, 2019, January 27, 2020, January 31, 2022 and private placement completed on December 28, 2023 (note 10a), the Company issued a total of 13,668,482 pre-funded warrants which granted holders of warrants the right to purchase up to 13,668,482 common shares or shares of the Company, at an exercise price of $0.0001 per share.
The pre-funded warrants are exercisable by the holders at any time on or after the original issue date. The pre-funded warrants do not expire unless they are exercised or settled in accordance with the pre-funded warrant agreement. As the pre-funded warrants meet the condition for equity classification, proceeds from issuance of the pre-funded warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders will be recorded in common shares. As the amounts required to exercise the warrants are nominal, these instruments are considered in the calculation of basic net (loss) income per share.
On August 23, 2022, October 25, 2022, October 27, 2022 and October 19, 2023, a total of 8,581,961 pre-funded warrants were exercised in exchange for issuance of 8,581,868 common shares. As a result of the December 28, 2023 private placement, as of December 31, 2024, there were 5,086,521 pre-funded warrants outstanding (December 31, 2023: 5,086,521).
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
On October 12, 2022, Zymeworks Inc. (a Delaware corporation) and Computershare Trust Company, N.A., as rights agent, entered into a Preferred Stock Rights Agreement (the “New Rights Plan”) and on October 13, 2022, the board of directors of Zymeworks Inc. (a Delaware corporation) declared a dividend distribution of one right (each, a “Right”) for each share of common stock outstanding at 12:01 a.m. (Pacific Time) on October 13, 2022 (the “Record Date”) and for each share of common stock that becomes outstanding, including any shares of common stock issued in connection with the Redomicile Transactions and as consideration for the Exchangeable Shares, as applicable, between the Record Date and the earlier of the Distribution Date (as defined in the New Rights Plan) and the expiration of the Rights. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series B Participating Preferred Stock, par value $0.00001 per share, of the Company (“Series B Preferred Stock”) at an exercise price of $74.00 per one one-thousandth of a share of Series B

Preferred Stock, subject to adjustment. On October 13, 2022, the Rights Plan expired. The New Rights Plan has substantively similar terms as the Rights Plan.
On June 8, 2023 the New Rights Plan expired by its terms. Upon effectiveness of the Company's filing of a Certificate of Elimination with the Secretary of State of the State of Delaware on June 12, 2023, the shares that were previously designated as Series B Preferred Stock resumed the status of authorized but unissued shares of preferred stock of the Company.
f.Stock-Based Compensation
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of December 31, 2024, 5,196,630 shares of common stock were available for future award grants under the New Plan (December 31, 2023: 4,594,639 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of December 31, 2024, 390,000 shares of common stock were available for future award grants under this plan (December 31, 2023: 50,000).

RSUs
The following table summarizes the Company’s RSU activity under the New Plan:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2022	227,223	17.36
Granted	864,100	8.03
Vested and settled	(100,949)	18.69
Forfeited	(218,961)	10.65
Outstanding, December 31, 2023	771,413	8.63
Granted	957,750	10.56
Vested and settled	(225,004)	8.76
Forfeited	(210,189)	10.75
Outstanding, December 31, 2024	1,293,970	9.69
As of December 31, 2024, there was $3,415 of unamortized RSU expense that will be recognized over a weighted average period of 1.40 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	2,147,141	19.02	14.03	6.29	1,460	1,078
Granted	—	—	—
Expired	(29,158)	18.29	13.55
Exercised	(339,230)	11.31	8.44
Forfeited	(289,275)	25.20	18.76
Outstanding, December 31, 2023	1,489,478	19.59	14.39	5.50	2,987	2,255
Granted	—	—	—
Expired	(58,902)	32.37	23.46
Exercised	(224,042)	11.23	8.20
Forfeited	(123,699)	21.85	16.11
Outstanding, December 31, 2024	1,082,835	20.36	14.15	4.73	6,485	4,509
December 31, 2024
Exercisable	1,042,393	21.31	14.81	4.29	5,360	3,724
Vested and expected to vest	1,073,006	20.46	14.22	4.68	6,374	4,429

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2022	5,565,145	17.10	7.86	1,928
Granted	2,691,325	8.25
Expired	—	—
Exercised	(302,052)	7.39
Forfeited	(1,885,176)	19.39
Outstanding, December 31, 2023	6,069,242	12.97	7.67	9,213
Granted	3,135,500	11.15
Expired	—	—
Exercised	(735,864)	9.57
Forfeited	(1,137,794)	16.34
Outstanding, December 31, 2024	7,331,084	12.01	7.97	30,459
December 31, 2024
Exercisable	3,183,796	14.05	6.34	12,552
Vested and expected to vest	6,699,796	12.14	7.63	27,875
During the year ended December 31, 2024, the Company received cash proceeds of $8,857 (2023: $5,006 and 2022: $255) from stock options exercised. The stock options outstanding at December 31, 2024 expire at various dates from January 1, 2025 to December 9, 2034.
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2023	279,755	10.65	8.04
Options granted	—	—	—
Options vested	(138,798)	12.77	8.87
Options forfeited and cancelled	(39,990)	11.75	8.16
Non-vested, December 31, 2024	100,967	7.31	5.08
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2023	3,137,583	5.93
Options granted	3,135,500	6.91
Options vested	(1,494,951)	6.31
Options forfeited and cancelled	(630,844)	5.85
Non-vested, December 31, 2024	4,147,288	6.65

The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments (note 2), are recorded in research and development expense and general and administration expense as follows:

	Year Ended December 31,
	2024	2023	2022

Research and development expense	$8,382	$2,404	$2,393
General and administrative expense	$9,041	$5,316	$1,209
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $5,813 for the year ended December 31, 2024 (2023: $3,369 and 2022: $913).
For the year ended December 31, 2024, stock-based compensation expense of $16,716 was recorded in additional paid-in capital and $1,076 was recorded in the liability classified stock options and ESPP liability accounts (2023: $8,196 in additional paid-in capital and recovery of $630 in liability classified stock options and ESPP liability accounts, 2022: $9,516 in additional paid-in capital and recovery of $3,261 in liability classified stock options and ESPP liability accounts).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Expected volatility	64.5%	68.1%	77.2%
Risk-free interest rate	4.04%	3.94%	2.12%
Expected average life of options	6.00 years	5.89 years	5.93 years
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has calculated the expected volatility using the volatility of its own stock for the years ended December 31, 2024 and 2023 while also using stocks of several public entities of similar complexity and stage of development for the year ended December 31, 2022.
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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Dividend yield	0%	0%
Expected volatility	45.8%	50.6%
Risk-free interest rate	2.90%	3.80%
Expected average option term	0.85 years	0.91 years
Number of liability classified stock options outstanding	272,330	442,198
The total intrinsic value of stock options exercised during the years ended December 31, 2024, 2023 and 2022 was $2,242, $758 and $53 respectively. At December 31, 2024, the unamortized compensation expense related to unvested options was $11,993. The remaining unamortized compensation expense as of December 31, 2024 will be recognized over a weighted-average period of 1.7 years.

g.Employee Stock Purchase Plan (“ESPP”)
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
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of (loss) income and comprehensive (loss) income on a straight-line basis over the requisite service period. For the year ended December 31, 2024, the Company recorded compensation expense of $370 (2023: $387, 2022: $424) in research and development expense and general and administrative expense accounts. As of December 31, 2024, the total amount contributed by ESPP participants and not yet settled is $577 (December 31, 2023: $384).
11. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2024	2023	2022
Jazz:
Milestone revenue	$25,000	$—	$—
Recognition of licensing and technology transfer fee	—	—	375,000
Development support payments	2,835	52,619	20,671
Drug supply for ongoing studies	19,228	25,662	3,610
Credit note for amendment of program	—	(20,100)	—
Other drug supply	15,464	13,350	—
Royalties	100	—	—
Atreca:
Recognition of licensing fee	—	—	5,000
BeiGene:
Milestone revenue	8,000	—	—
Drug supply	3,009	1,080	194
Development support payments	—	537	6,234
GSK:
Milestone revenue	2,500	—	—
Research and development support and other payments	168	2,864	1,773
	$76,304	$76,012	$412,482
Contract Assets and Liabilities
As at December 31, 2024, contract assets from research, collaboration and licensing agreements were $0.1 million, which is presented within accounts receivable (December 31, 2023: nil which is presented within accounts receivable) and contract liabilities were $40.2 million (December 31, 2023: $36.6 million). As at December 31, 2024 and 2023, $25.6 million and $3.7 million respectively, of the contract liabilities is classified as short term. Contract liabilities relate to deferred revenue from the BeiGene and Jazz agreements described below.
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
In November 2024, the Company recognized milestone revenue of $25.0 million from Jazz in relation to the FDA approval of Ziihera® (zanidatamab-hrii) for the treatment of HER2+ BTC. As at December 31, 2024, the Company is eligible to receive up to $525.0 million in certain regulatory milestone payments (of which $25.0 million of milestone revenue has been recognized but not received as of December 31, 2024) and up to $862.5 million in potential commercial milestone payments. The Company is eligible to receive tiered royalties between 10% and 20% on Jazz’s annual net sales, with customary reductions in specified circumstances. No commercial milestone payments have been recognized to date.
As at December 31, 2024, contract liabilities under the Amended Jazz Collaboration Agreement include $7.3 million received in relation to drug supply provided to Jazz.
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
In March 2020, BeiGene dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2+ breast cancer and in combination with chemotherapy and BeiGene’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2+ GEA. The Company recognized revenue of $5.0 million in relation to this milestone. In November 2020, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-BTC-01 study. The Company recognized revenue of $10.0 million in relation to this milestone. In December 2021, BeiGene dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study and the Company recognized revenue of $8.0 million in relation to this milestone.

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
Under the Zanidatamab Zovodotin Agreement, no performance obligations were completed by the Company as of December 31, 2024 as the initial transfer of technologies and relevant know-how was not going to start until the earlier of completion of the Company’s Phase-1 clinical studies for zanidatamab zovodotin or completion of dose escalation studies. Accordingly, no revenue was recognized from the Zanidatamab Zovodotin Agreement to date.
In connection with the entry into the Termination Agreement, on September 18, 2023, Zymeworks BC and BeiGene also entered into the Third Amendment to License and Collaboration Agreement (the “Amendment”) relating to the Zanidatamab Agreement. Pursuant to the Amendment, Zymeworks BC is eligible to receive development and commercial milestone payments of up to $164.0 million, together with tiered royalties up to 19.5% of net sales in BeiGene territories increasing up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars. Pursuant to the Amendment, the remaining provisions of the Zanidatamab Agreement remain unchanged.
The Termination Agreement and the Amendment did not have any financial impact on the Company's financial statements as of and for the year ended December 31, 2024, other than allocation of consideration and performance obligations under the Zanidatamab Zovodotin Agreement to Zanidatamab Agreement. As of December 31, 2024, the Company has received $32.9 million of the upfront fees from the Zanidatamab Agreement of which, $18.3 million is recorded as deferred revenue in current liabilities and $14.6 million as long-term deferred revenue on the Company’s consolidated balance sheet (December 31, 2023: $32.9 million from the Zanidatamab Agreement and Zanidatamab Zovodotin Agreement recorded as long-term deferred revenue). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
In June 2024, the Company recognized $8.0 million of milestone revenue from BeiGene in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC.
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
Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period and the Company received an expansion fee of $4.0 million. In June 2020, the Company’s existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company’s EFECT platform for the development of therapeutic candidates and to extend the research term. The amendment included an upfront expansion fee of $12.0 million paid to the Company and all other financial terms were unchanged. The Company’s performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the year ended December 31, 2020. As of December 31, 2024, BMS had exercised one commercial license option and the Company received a $7.5 million option payment, but in 2023 BMS stopped development of such program. BMS’s right to exercise options on eight programs expired in 2024 after the conclusion of BMS’s research period. As at December 31, 2024, BMS remains eligible to exercise its one remaining option and the Company remains eligible to receive up to $320.5 million for the two remaining programs (or $164.0 million not including the one program for which BMS stopped development in 2023), comprised of a commercial license option payment of $7.5 million for the one remaining program, development milestone payments of up to $101.5 million per program, and commercial milestone payments of up to $55.0 million per program. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement for those product candidates that BMS elected to exercise its commercial license option. As BMS’s research period has concluded, BMS is solely responsible for the research, development, manufacturing and commercialization of the products.
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

The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2024, the Company has received an upfront technology access fee payment of $6.0 million. In July 2024, the Company recognized $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination by GSK under the 2016 agreement between the Company and GSK. The Company is also eligible to receive research milestone payments of up to $35.0 million, development milestone payments of up to $182.5 million and commercial milestone payments of up to $867.0 million. In addition, the Company is entitled to receive tiered royalties in the low to mid-single digits on product sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
No commercial milestone payments or royalties have been received to date.
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
Termination of the 2016 Daiichi Sankyo Collaboration Agreement
In March 2023, Zymeworks BC and Daiichi Sankyo terminated the 2016 Daiichi Collaboration Agreement and is no longer in effect, except that the termination does not relieve the parties from obligations under the 2016 Daiichi Collaboration Agreement that have accrued prior to the termination or provisions of the 2016 Daiichi Collaboration Agreement expressly indicated in the 2016 Daiichi Collaboration Agreement or the Termination and License Agreement to survive the termination. The termination of the 2016 Daiichi Collaboration Agreement did not have any financial impact during the year ended December 31, 2023.
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
Under the terms of the agreement, the Company was eligible to receive up to $484.7 million in various milestone and other payments. From contract inception to December 31, 2024, the Company has received an upfront technology access fee payment of $18.0 million. The Company remains eligible to receive development milestone payments totaling up to $63.4 million and commercial milestone payments of up to $170.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.
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
The Company was originally eligible to receive up to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2024, the Company has received an upfront payment of $50.0 million and development milestones totaling $8.0 million with two bispecific antibodies initiating clinical trials. Janssen has deprioritized the development of one of those two bispecific antibodies, and in 2023 the research program term under the agreement ended with respect to the remaining four bispecific antibodies. As a result, the Company remains eligible to receive development milestone payments of up to $86.0 million and commercial milestone payments of up to $373.0 million ($43.0 million and $186.5 million, respectively, not including the bispecific antibody that Janssen has deprioritized). In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.
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
License Agreement with Iconic Therapeutics, Inc. (“Iconic”)
On May 13, 2019, the Company entered into a license agreement with Iconic to develop and commercialize an ADC (ICON-2) targeting tissue factor generated through the use of the Company’s ZymeLink platform. Under the terms of this agreement, the Company granted Iconic a worldwide, royalty-bearing, antibody sequence-specific, exclusive license to develop and commercialize certain products. Iconic is responsible for the development, manufacturing, and commercialization of the products.
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
12. Other Income (Expense), net
Other income (expense), net consists of the following:

	Year ended December 31,
	2024	2023	2022
Foreign exchange gain (loss)	$776	$(1,185)	$1,152
Other	(218)	291	(42)
	$558	$(894)	$1,110

13. Income Taxes
a. Income tax expense is comprised of the following:

	Year Ended December 31,
	2024	2023	2022
Current income tax expense	$(5,393)	$(189)	$(8,953)
Deferred income tax (expense) recovery	(691)	757	(1,940)
Income tax (expense) recovery	$(6,084)	$568	$(10,893)
Current income tax recovery expense for the years ended December 31, 2024, 2023 and 2022 arose from the operations of the Company as well as its wholly owned subsidiaries in Canada, in the United States, in Ireland and in Singapore, as well as withholding taxes paid by the Company abroad in 2024, 2023 and 2022.
b. Income tax expense varies from the amounts that would be computed by applying the expected U.S. statutory income tax rate of 21% (2023: 21% and 2022: 21%) to income (loss) before income taxes as shown in the following table:

	Year Ended December 31,
	2024	2023	2022
Computed taxes at United States statutory income tax rate	$24,466	$25,041	$(28,429)
Non-deductible expenses	(10,508)	(2,696)	(9,745)
Difference between domestic and foreign tax rate	5,360	5,976	(8,365)
Adjustments to prior year	524	48,724	(826)
Change in valuation allowance	(28,882)	(78,668)	33,526
Change in recognition and measurement of tax positions	(38)	(14)	—
Changes due to SR&ED and research credits	3,102	2,661	3,238
Other	(108)	(456)	(292)
Income tax (expense) recovery	$(6,084)	$568	$(10,893)

c. Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Non-capital losses carried forward	$177,660	$162,545
Deferred revenue	10,852	9,893
Share issuance costs	1,360	2,972
Property and equipment	71	291
Intangible assets	4,539	1,902
Research and development deductions and credits	50,415	44,635
Contingent consideration	7	111
Stock options	8,388	5,936
Operating lease liability	4,761	6,596
Other	195	465
	$258,248	$235,346
Deferred tax liabilities:
Property and equipment	(174)	(231)
IPR&D	—	(4,760)
Operating lease right-of-use assets	(4,294)	(4,531)
Outside basis difference in foreign subsidiary	(2,429)	(2,125)
Stock options	(2,333)	(1,177)
Other	(176)	(186)
	$(9,406)	$(13,010)
	248,842	222,336
Less: valuation allowance	(249,218)	(222,021)
Net deferred tax (liabilities) assets	$(376)	$315
Deferred tax assets	$4,385	$3,615
Deferred tax liabilities	(4,761)	(3,300)
Net deferred tax (liabilities) assets	$(376)	$315
The realization of deferred income tax assets is dependent upon the generation of sufficient taxable income during future periods in which the temporary differences are expected to reverse. The valuation allowance is reviewed on a quarterly basis and if the assessment of the “more likely than not” criterion changes, the valuation allowance is adjusted accordingly.
d. At December 31, 2024, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $658.0 million (December 31, 2023: $597.2 million) expiring commencing 2035 through 2044.
At December 31, 2024, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $108.6 million (December 31, 2023: $99.1 million) available to reduce taxable income of future years in Canada, with no expiry. At December 31, 2024, the Company has approximately $25.0 million (December 31, 2023: $21.7 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2029 through 2044, and has approximately $0.9 million (December 31, 2023: $0.4 million) of research tax credits available to offset U.S. federal taxes payable expiring commencing in 2042 through 2044.

e. The investment tax credits and non-capital losses for income tax purposes expire as follows:

Expiry date	Investment tax credits	Research tax credits	Non-capital losses
2029	$1,169	$—	$—
2030	1,242	—	—
2031	1,424	—	—
2032	1,248	—	—
2033	1,277	—	—
2034	1,701	—	—
2035	1,080	—	3,961
2036	867	—	24,578
2037	1,587	—	10,625
2038	1,485	—	—
2039	1,818	—	81,253
2040	1,903	—	146,611
2041	2,222	—	192,924
2042	1,777	445	41,793
2043	1,934	—	100,086
2044	2,232	425	56,164
	$24,966	$870	$657,995

f. A reconciliation of total unrecognized tax benefits for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Balance, beginning of year	$3,077	$3,063	$3,063
Increases related to prior year tax positions	—	—	—
Increases related to current year tax positions	38	14	—
Balance, end of year	$3,115	$3,077	$3,063
Included in the balance of unrecognized tax benefits at December 31, 2024, 2023 and 2022 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of (loss) income and comprehensive (loss) income.
The Company currently files income tax returns in Canada, the United States, the United Kingdom, Ireland and Singapore, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2024 remain subject to Canadian income tax examinations. Tax years ranging from 2021 to 2024 remain subject to U.S. income tax examinations. Tax years ranging from 2022 to 2024 remain subject to United Kingdom income tax examinations. Tax years 2023 to 2024 remains subject to Ireland and Singapore income tax examinations.

14. Leases
The lease for the Company’s office and laboratory spaces in Vancouver, British Columbia, which was entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue, Washington and in Redwood City, California with lease terms expiring between December 2024 and August 2027. In addition, the Company has commitments for future operating lease payments of $804 under a lease agreement for office space which will commence on January 1, 2025, with an expiry date of June 30, 2026, that is not included in the table below. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2024	December 31, 2023
Operating lease liabilities:
Current portion	$2,740	$4,261
Long-term portion	15,738	22,369
Total operating lease liabilities	$18,478	$26,630
Finance lease liabilities:
Current portion included in other current liabilities	28	30
Long-term portion included in other long-term liabilities	28	92
Total finance lease liabilities	56	122
Total lease liabilities	$18,534	$26,752

Weighted average remaining lease term:
Operating leases	6.4 years	6.7 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.4%	3.6%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed lease payments for the year ended December 31, 2024 was $4,152 and was included in net cash used in operating activities in the consolidated statement of cash flows. In addition, on April 4, 2024, the Company terminated its long-term facility lease in Seattle, pursuant to which the Company paid $6,075 as a termination fee.
As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$3,544
1 to 2 years	3,517
2 to 3 years	3,345
3 to 4 years	2,972
4 to 5 years	2,669
Thereafter	5,381
Total operating lease payments	21,428
Less:
Imputed interest	(2,950)
Operating lease liabilities	$18,478

The cost components of the operating leases were as follows:

	Year Ended December 31,
	2024	2023	2022
Lease expenses:
Operating lease expense	$2,447	$7,292	$6,609
Variable lease expense	1,969	1,637	1,186
Termination of long-term facility lease in Seattle, net	1,033	—	—
	$5,449	$8,929	$7,795
During the year ended December 31, 2024, the Company did not recognize any impairment losses on its right-of-use assets (2023: nil and 2022: nil).
15. Commitments and Contingencies
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of December 31, 2024, the contingent consideration had an estimated fair value of nil, which has been recorded within liabilities on the Company’s consolidated balance sheet (December 31, 2023: $1,878) (note 9). The contingent consideration was calculated using a probability weighted assessment of the likelihood of the milestones being met, a probability adjusted discount rate that reflects the stage of the development and time to complete the development. Contingent consideration is a financial liability and measured at its fair value at each reporting period, with any changes in fair value from the previous reporting period recorded within research and development expenses in the consolidated statement of loss (income).

The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Year ended December 31, 2024	$1,878	(1,878)	—	$—
Year ended December 31, 2023	$1,248	630	—	$1,878
The following tables present information about the Company’s liability for contingent consideration measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation technique used to determine such fair value:

	December 31, 2024	Level 1	Level 2	Level 3

Liability for contingent consideration	$—	—	—	$—
Total	$—	$—	$—	$—

	December 31, 2023	Level 1	Level 2	Level 3

Liability for contingent consideration	$1,878	—	—	$1,878
Total	$1,878	$—	$—	$1,878
The Company used the following assumptions to estimate fair value of contingent consideration liability as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Weighted assessment of the likelihood of the milestones	0.0%	33.5%
Weighted average estimated period for achievement of milestones	0 years	0.92 years
Discount rate	17.0%	17.0%
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

16. Business Segments
The Company operates and manages its business in a single reportable segment, which is the discovery, development and commercialization of next-generation multifunctional biotherapeutics (the “biotherapeutics segment”).
The biotherapeutics segment revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable payments for licenses or options to obtain future licenses, research and development funding, milestone payments and royalties earned under collaboration and license agreements and is managed on a consolidated basis.
The accounting policies of the biotherapeutics segment are the same as those described in the summary of significant accounting policies.
The Company’s Chief Operating Decision Maker ("CODM”) is the Chair of the Board of Directors and Chief Executive Officer. The CODM assesses performance for the biotherapeutics segment and decides how to allocate resources to our development pipeline based on the results of our strategic planning, with segment (loss) income being used to monitor performance against the budgeted costs of that strategy. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Revenue and net income for the Company's biotherapeutics segment are shown below:

	Year Ended December 31,
	2024	2023	2022

Revenue from research and development collaborations	$76,304	$76,012	$412,482

Segment expenses:
Zanidatamab	11,939	44,751	117,342
ZW171	7,151	10,686	1,900
ZW191	8,379	11,714	909
ZW220	13,824	1,585	162
ZW251	8,103	686	259
Zanidatamab zovodotin	6,595	8,046	4,834
Expense for other preclinical and research programs	17,389	7,819	7,050
Salaries and benefits	50,678	49,931	75,220
Other research and development expense	17,949	19,128	19,057
Other general and administrative expense	29,522	40,823	43,971

Total segment expenses	171,529	195,169	270,704

Segment (loss) income	(95,225)	(119,157)	141,778

Reconciling items:
Depreciation and amortization	(8,684)	(10,164)	(7,235)
Stock-based compensation expense	(17,792)	(8,102)	(4,015)
Change in contingent consideration	1,878	(630)	—
Impairment	(17,287)	—	—
Interest income	19,941	19,705	3,596
Other income (expense), net	558	(894)	1,110
Income tax (expense) recovery, net	(6,084)	568	(10,893)

Net (loss) income	$(122,695)	$(118,674)	$124,341

17. Subsequent event
In January 2025, the Company achieved a $14.0 million cash research milestone associated with a clinical milestone under the Company’s 2016 platform technology transfer and license agreement with GSK.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2024. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth the names, ages and positions of the members of our board of directors as of February 28, 2025.

Name	Age	Position(s)
Kenneth Galbraith	62	Chief Executive Officer, President and Chair of the Board of Directors
Carlos Campoy(1)(2)	60	Director
Alessandra Cesano(2)(4)	64	Director
Troy M. Cox(1)	60	Director
Nancy Davidson(3)(4)	71	Director
Neil Gallagher(3)(4)	60	Director
Susan Mahony(3)	60	Director
Derek J. Miller(1)(2)	54	Director
Kelvin Neu(4)	51	Director
Oleg Nodelman(2)	48	Director
Scott Platshon(3)	33	Director
________________________
(1) Member of the audit committee.
(2) Member of the nominating and corporate governance committee.
(3) Member of the compensation committee.
(4) Member of the research and development committee.
There are no family relationships among any of the directors or executive officers.
Kenneth Galbraith
Mr. Galbraith is 62 years old and has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022, and served as our interim Chief Financial Officer from April 2024 to September 2024. Mr. Galbraith was a Managing Director at Five Corners Capital, Inc., which he founded in 2013, from February 2021 until January 2022. He served as Executive in Residence at Syncona Investment Management Limited (“SIML”, a subsidiary of Syncona Limited, a company that builds a portfolio of life sciences businesses), from April 2021 until January 2022. He has served as an advisor to SIML since May 2023 and as a director of SIML since November 2024, including as Chair since February 2025. He served as Chief Executive Officer of Liminal BioSciences Inc. (formerly Prometic Life Sciences Inc.), a publicly held company, from April 2019 to November 2020, continuing as an advisor to that company from November 2020 to February 2021. He also served as Chief Executive Officer of Fairhaven Pharmaceuticals Inc. from June 2017 to April 2019. Mr. Galbraith has served as a director of several publicly held companies, including MacroGenics, Inc. from July 2008 until January 2022, Profound Medical Corp. from January 2017 to May 2023, and Celator Pharmaceuticals, Inc. from July 2008 to October 2013. He has also served as a director of several privately held companies. Previously, he joined Ventures West Capital in 2007 and founded Five Corners Capital Inc. in 2013 to manage the continued operations of the Ventures West Investment Funds. Mr. Galbraith has over 35 years of experience serving as an executive, director, investor and adviser to companies in the biotechnology, medical device, pharmaceutical and healthcare sectors. Mr. Galbraith received his B.Comm. from the University of British Columbia.

Based on Mr. Galbraith’s depth of experience in the biotechnology industry, ranging from executive officer to director roles, the board of directors believes Mr. Galbraith has the appropriate set of skills to serve as a member of our board of directors.
Carlos Campoy
Mr. Campoy is 60 years old and has served as a member of our board of directors since June 2023. Mr. Campoy served as Chief Financial Officer of CytomX Therapeutics, Inc. from March 2020 through September 2022. Prior to CytomX Therapeutics, Mr. Campoy served as the Chief Financial Officer of Alder BioPharmaceuticals, Inc., a public biopharmaceutical company acquired in October 2019 by Lundbeck A/S, from December 2018 to November 2019. During his time at Alder BioPharmaceuticals, Mr. Campoy led the finance organization and readied the company for commercial launch of its lead program, eptinezumab. Prior to Alder BioPharmaceuticals, Mr. Campoy was a partner at Think Forwards, a boutique financial consulting firm, from September 2017 to December 2018. Prior to his position at Think Forwards, Mr. Campoy held the role of vice president of finance at Allergan plc from July 2014 to November 2016. Prior to joining Allergan, Mr. Campoy held senior financial leadership positions at Eli Lilly and Company from 1996 to 2014, including Chief Financial Officer of Eli Lilly Japan K.K. Mr. Campoy is NACD Directorship Certified® and holds a Certified Management Accountant (CMA) designation. Mr. Campoy received his M.B.A. in Finance and Decision Information Systems from Indiana University and his B.S. in Management from Faculdade de Ciências Contábeis e de Administração de Empresas de Tupã (FACCAT), in São Paulo, Brazil.
The board of directors believes that Mr. Campoy is qualified to serve on our board of directors because of his extensive strategic and financial leadership experience in the pharmaceutical and biotechnology sectors.
Alessandra Cesano
Dr. Cesano is 64 years old and has served as a member of our board of directors since February 2024. Dr. Cesano has served as the Chief Medical Officer of ESSA Pharma Inc., a pharmaceutical company developing therapies for the treatment of prostate cancer, since July 2019. Previously, Dr. Cesano was the Chief Medical Officer of NanoString Technologies, Inc., a biotechnology company that develops translational research tools, from July 2015 to July 2019, where she focused on development of translational and diagnostic multi-plexed assays for the characterization and measurement of mechanisms of immune response and resistance. Prior to NanoString, Dr. Cesano was Chief Medical Officer at Cleave Biosciences, Inc., a biopharmaceutical company focusing on protein therapies for the treatment of cancer and neurodegenerative diseases, and before that she served as Chief Medical Officer and Chief Operations Officer at Nodality, Inc., where she built and led the Research & Development group, while providing the overall clinical vision for the organization. Dr. Cesano has also held various management positions at Amgen Inc., Biogen Inc. (formerly Biogen Idec) and SmithKline Beecham Pharmaceuticals, where she helped to advance various oncology drugs through late-stage development and FDA approvals. She currently serves as associate editor for the Biomarker section of the Journal for ImmunoTherapy of Cancer and co-chair of the Society for Immunotherapy of Cancer (SITC) regulatory committee. She has been an author on more than 140 publications. Dr. Cesano has served as a director at Puma Biotechnology, Inc. since July 2022 and as a director of Summit Therapeutics Inc. since November 2022. Dr. Cesano received an M.D. summa cum laude, a board certification in oncology and a Ph.D. in Tumor Immunology from the University of Turin, Italy.
The board of directors believes that Dr. Cesano is qualified to serve on our board of directors because of her extensive experience in biotechnology research and development and oncology.
Troy M. Cox
Mr. Cox is 60 years old and has served as a member of our board of directors since June 2019. Mr. Cox served as Chief Executive Officer of Foundation Medicine, Inc. from February 2017 through February 2019, as a member of Foundation Medicine’s board of directors from February 2017 until July 2018, and in the additional role of President of Foundation Medicine from February 2018 until July 2018. Prior to Foundation Medicine, Mr. Cox served as Senior Vice President, Sales & Marketing at Genentech, Inc. from February 2010 until February 2017. Before joining Genentech, Mr. Cox served as President at UCB S.A. Prior to UCB BioPharma, Mr. Cox held senior commercial leadership roles with Sanofi-Aventis and Schering-Plough. Mr. Cox served on the board of directors of SomaLogic, Inc. from September 2021 until January 2024 and as executive chair of the board of SomaLogic from October 2022 to March 2023. He has served on the board of directors of Standard BioTools Inc. since January 2024 and on the board of directors of SOPHiA GENETICS SA since July 2019. Mr. Cox received a B.B.A. in finance from the University of Kentucky and an M.B.A. from the University of Missouri.
The board of directors believes Mr. Cox’s nearly three decades of proven leadership and expertise in the global, strategic and operational aspects of the biopharmaceutical industry qualifies him to serve on our board of directors.

Nancy Davidson
Dr. Davidson is 71 years old and has served as a member of our board of directors since December 2023. Dr. Davidson has served as the Executive Vice President, Clinical Affairs, since April 2022, and as the Raisbeck Chair for Collaborative Cancer Research, since July 2019, of Fred Hutchinson Cancer Center. In addition, Dr. Davidson has served as a Professor, since December 2016, and previously served as the Senior Vice President, since December 2016 to August 2023, of Fred Hutchinson Cancer Center Clinical Research Division. At the University of Washington School of Medicine, Dr. Davidson served as Head of the Division of Medical Oncology from December 2016 to August 2023 and as a Professor since December 2016. Previously, Dr. Davidson served as the President and Executive Director of the Seattle Cancer Care Alliance from December 2016 to April 2022. Dr. Davidson also held various positions at the University of Pittsburgh from February 2009 to December 2016, including as the Director of the University of Pittsburgh Cancer Institute. Dr. Davidson has served as Adjunct Professor of Oncology at The Johns Hopkins School of Medicine since February 2009. Dr. Davidson is also a member of the scientific advisory boards of many foundations and cancer centers and a member of various organizations, including the American Society of Clinical Oncology and the American Association for Cancer Research. She has received many awards, honors, and appointments, including the Brinker International Award for Breast Cancer Research, the Rosalind E. Franklin Award for Women in Science from the National Cancer Institute (2008), and election to the National Academy of Medicine (2011) and the American Academy of Arts and Sciences (2019). She has also been listed among Thomson Reuters Highly Cited Researchers (2014-2015). Dr. Davidson holds an M.D. from the Harvard Medical School and a B.A. in Molecular Biology from Wellesley College. She completed her residency in Internal Medicine at University of Pennsylvania and Johns Hopkins Hospital and a medical oncology fellowship at the National Cancer Institute.
The board of directors believes that Dr. Davidson is qualified to serve on our board of directors because of her extensive knowledge and experience in the field of oncology, and as an experienced researcher and clinician.
Neil Gallagher
Dr. Gallagher is 60 years old and has served as a member of our board of directors since April 2024. Dr. Gallagher has served as the President, Head of Research & Development at Syndax Pharmaceuticals, Inc., since April 2023. From January 2020 to April 2023, he served as the Chief Medical Officer, Vice President, Head of Development at AbbVie Inc. From November 2017 to December 2019, Dr. Gallagher served as the Head of Global Oncology Development at AbbVie. Prior to joining AbbVie, he served as Head of Development for Oncology and Inflammation at Amgen from May 2016 to October 2017 and spent a decade at Novartis Oncology. Earlier in his career, he was a Medical Science Director at AstraZeneca and later Director of Clinical Development at Astex Therapeutics. Dr. Gallagher completed his Fellowship in Gynecological Oncology at the Institute for Cancer Studies, University of Birmingham, UK and received his medical degree from Trinity College, Dublin.
The board of directors believes that Dr. Gallagher is qualified to serve on our board of directors because of his experience in the pharmaceutical and biotechnology sectors and in drug development in the oncology field.
Susan Mahony
Dr. Mahony is 60 years old and has served as a member of our board of directors since June 2019 and as Lead Independent Director of our board of directors since December 2023. Dr. Mahony is an executive with over 30 years of experience in pharmaceutical and life sciences companies. Dr. Mahony served as Senior Vice President of Eli Lilly and Company and President of Lilly Oncology from February 2011 until August 2018. She joined Lilly in 2000, holding senior leadership positions in product development, marketing, human resources, and general management. Prior to joining Lilly, Dr. Mahony served in sales and marketing roles in Europe for over a decade for Schering-Plough, Amgen, and Bristol-Myers Squibb. Dr. Mahony has served on the board of directors of Assembly Biosciences, Inc. since December 2017 and on the board of directors of Axsome Therapeutics, Inc. since October 2023. She previously served on the board of directors of Horizon Therapeutics Public Limited Company from August 2019 to October 2023 (acquired by Amgen Inc.) and on the board of directors of Vifor Pharma from May 2019 until August 2022 (acquired by CSL Limited). Dr. Mahony received a B.Sc. and a Ph.D. from Aston University and an M.B.A. from London Business School. Dr. Mahony is NACD Directorship Certified®.
Based on Dr. Mahony’s extensive experience in management at public pharmaceutical companies, together with her experience serving on the board of directors of public and private companies, our board of directors concluded that she should serve as a director due to our business focus and strategy.

Derek J. Miller
Mr. Miller is 54 years old and has served as a member of our board of directors since April 2023. Mr. Miller has been a leader in the biotechnology and pharmaceutical sector for more than 25 years with experience in corporate development, business development and global commercial strategy. He is an independent commercial and business development consultant for pre-clinical and clinical-stage companies in oncology and rare diseases, and currently serves as Chief Executive Officer of a cell and gene therapy imaging startup venture, spun out from the University of Pennsylvania. From May 2018 to November 2019, he served as Chief Business Officer of Aro Biotherapeutics, a spin-out of Janssen Pharmaceuticals, leading numerous strategic and operational initiatives including a transformative collaboration with Ionis with potential revenues of up to $1.4 billion. Mr. Miller also previously served as Chief Business Officer of Celator Pharmaceuticals where he led the development of their pipeline and business development strategy, resulting in its acquisition by Jazz Pharmaceuticals in 2016 for cash proceeds of approximately $1.5 billion. Prior to Celator Pharmaceuticals, Mr. Miller held a variety of marketing, sales and market access roles with Genentech, Centocor and GSK. Mr. Miller is a member of the Board of Trustees for the Eastern Pennsylvania Chapter of the Leukemia and Lymphoma Society and serves as a mentor for the Villanova School of Business. He received an M.B.A. from Villanova University and Bachelor of Arts and Science degree from the University of Delaware. Mr. Miller is NACD Directorship Certified®.
The board of directors believes that Mr. Miller is qualified to serve on our board of directors because of his extensive experience in the biotechnology and pharmaceutical sector, including experience in corporate development, business development and global commercial strategy.
Kelvin Neu
Dr. Neu is 51 years old and has served as a member of our board of directors since March 2020. Dr. Neu is Founder and Chief of Herringbone, a life sciences innovation practice established in January 2022. Dr. Neu is also Co-Founder and Director of QDX Pte. Ltd. (established in February 2024), and Co-Founder and Chair of QDX Technologies Pte. Ltd. (established in September 2023). QDX and QDX Technologies work in the area of computational drug discovery. Previously, Dr. Neu was a Partner at Baker Bros. Advisors LP, a registered investment adviser, where he worked from 2004 until January 2021. Dr. Neu previously served on the board of directors of IGM Biosciences from 2019 to 2021, Prelude Therapeutics from 2016 to 2021, Idera Pharmaceuticals, Aquinox Pharmaceuticals and XOMA Corporation. Dr. Neu holds an M.D. from the Harvard Medical School-MIT Health Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology.
The board of directors believes that Dr. Neu is qualified to serve on our board of directors because of his extensive investment and leadership experience, knowledge of our industry, and educational background in biology and biotechnology.
Oleg Nodelman
Mr. Nodelman is 48 years old and has served as a member of our board of directors since February 2025. Since October 2013, Mr. Nodelman has served as the Founder and Portfolio Manager of EcoR1 Capital LLC, a biotech-focused investment advisory firm established in 2013, and one of our principal stockholders. Previously, Mr. Nodelman served as a Portfolio Manager at BVF Partners from 2001 to 2012. Mr. Nodelman earned a B.S.F.S. in Science and Technology from Georgetown University, School of Foreign Service in 1999. Mr. Nodelman has served on the board of Galapagos NV since October 2024 and AnaptysBio since April 2021. He previously served on the board of directors of Prothena Corporation plc from December 2019 to December 2024, Nuvation Bio Inc. from February 2021 to December 2023 and Panacea Acquisition Corp. II from April 2020 to February 2021. On December 13, 2024, the Enforcement Committee of the Autorité des Marchés Financiers (“AMF”), the entity that regulates the French financial markets, fined Mr. Nodelman and EcoR1 Capital LLC (the “Fund”) €3.0 million and €7.0 million, respectively, for violations of applicable market abuse regulations and failures to comply with reporting obligations for holders that exceed or fall below ownership of five percent of an issuer’s equity capital that is listed on Euronext Paris. Mr. Nodelman and the Fund disagree with the AMF’s ruling and, in February 2025, submitted an appeal, which they intend to vigorously pursue.
The board of directors believes that Mr. Nodelman is qualified to serve on our board of directors because of his extensive investment and leadership experience, in addition to his knowledge of our industry.

Scott Platshon
Mr. Platshon is 33 years old and has served as a member of our board of directors since February 2024. Mr. Platshon has served as a Partner at EcoR1 Capital since December 2020. Mr. Platshon was also a Principal at EcoR1 Capital from December 2017 to December 2020, and has been with EcoR1 Capital since October 2015. Prior to joining EcoR1 Capital, Mr. Platshon served as an analyst at Aquilo Partners, a San Francisco life-sciences investment bank, from September 2014 to September 2015. Mr. Platshon has served on the board of directors of Kumquat Biosciences Inc. since February 2021 (prior to that he was a board observer since August 2019) and Ajax Therapeutics, Inc. since May 2021, and previously served on the board of directors of Terremoto Biosciences from October 2023 to December 2024. Mr. Platshon received his B.S. in Bioengineering from Stanford University. As previously disclosed, pursuant to the securities purchase agreement with certain institutional accredited investors affiliated with EcoR1 Capital, LLC (collectively, “EcoR1”), we agreed that EcoR1 would have the right to nominate one of its partners as a member of our board of directors, with such nomination right terminating upon the earliest of the effective date of such appointment and January 1, 2026. Pursuant to this nomination right, Mr. Platshon was designated by EcoR1 as its nominee for the board of directors’ consideration for appointment to the board of directors and was appointed to the board of directors on February 22, 2024.
The board of directors believes that Mr. Platshon is qualified to serve on our board of directors because of his extensive investment and leadership experience, in addition to his knowledge of our industry.
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of February 28, 2025.

Name	Age	Position(s)
Kenneth Galbraith	62	Chief Executive Officer, President and Chair of Board of Directors
Leone Patterson	62	Executive Vice President, Chief Business Officer and Chief Financial Officer
Paul A. Moore, Ph.D.	58	Chief Scientific Officer
Jeffrey Smith	65	Chief Medical Officer
There are no family relationships among any of the directors or executive officers.
The following is biographical information for our executive officers, other than Mr. Galbraith, whose biographical information is included above.
Leone Patterson
Ms. Patterson joined Zymeworks in September 2024 and serves as our Executive Vice President, Chief Business Officer and Chief Financial Officer. Ms. Patterson served as Chief Financial Officer and Business Officer of Tenaya Therapeutics, Inc. from June 2021 until August 2024. Prior to joining Tenaya Therapeutics, Inc., Ms. Patterson joined Adverum Biotechnologies, Inc., a public clinical-stage gene therapy company, in June 2016 as the Chief Financial Officer and also served as Chief Executive Officer from May 2018 to June 2020, director from October 2018 to June 2020, and President from July 2020 to June 2021. Ms. Patterson has held various senior positions at Diadexus, Inc., Transcept Pharmaceuticals, Inc., NetApp, Inc., Exelixis, Inc., Novartis AG, Chiron (acquired by Novartis AG), and KPMG. Ms. Patterson currently serves on the board of directors and as the chair of the audit committee of Nkarta, Inc., a publicly traded biotechnology company. She previously served as a member of the board of directors of Eliem Therapeutics, Inc. from March 2021 to December 2024 and Adverum Biotechnologies, Inc. from October 2018 to June 2020, both publicly traded biotechnology companies, and as a member of the board of directors of Oxford Biomedica (UK) Limited from March 2023 to December 2024, a publicly traded contract development and manufacturing organization focuses on cell and gene therapy. Ms. Patterson holds a B.S. in Business Administration and Accounting from Chapman University and an Executive M.B.A. from St. Mary’s College. Ms. Patterson is also a Certified Public Accountant (inactive status).
Paul A. Moore
Dr. Moore joined Zymeworks in July 2022 and serves as our Chief Scientific Officer. Dr. Moore has more than 25 years of US-based experience in biologics drug discovery and development in biotechnology research. His career efforts have led to the discovery and development of a range of FDA-approved and clinical-stage biologics for patients with difficult-to-treat cancers and autoimmune conditions. Prior to joining Zymeworks, Dr. Moore served as Vice President, Cell Biology, and Immunology at MacroGenics from April 2008 to July 2022, leading a team of approximately 50 researchers engaged in the discovery, preclinical validation and clinical development of antibody-based therapeutics, including bispecific antibodies and antibody drug conjugates. Among the portfolio supported by Dr. Moore were FDA-approved Margenza (margetuximab-cmkb) for treatment of HER2+ breast cancer, Zynyz (retifanlimab-dlwr) for treatment of Merkel cell carcinoma and Tzield (teplizumab-mzwv) to delay onset of type I diabetes. Prior to joining MacroGenics, Dr. Moore was Director of Cell Biology at Celera from May 2005 to April 2008, where he oversaw research leveraging proteomic-based discoveries to validate novel cancer targets suitable for antibody-based therapeutics. Dr. Moore began his industrial career at Human Genome Sciences (HGS), holding several titles within research culminating in Director of Lead Product Development, where he managed various genomic-based target discovery programs including efforts that led to the discovery, development, approval, and commercialization of Benlysta (belimumab) for the treatment of systemic lupus erythematosus. Dr. Moore has an extensive research record co-authoring over 75 peer-reviewed manuscripts and is a named co-inventor on over 50 issued US patents. Dr. Moore holds a Ph.D. in Molecular Genetics from the University of Glasgow, performed post-doctoral work at the Roche Institute of Molecular Biology in Nutley, New Jersey, and also holds a degree in Biotechnology from the University of Strathclyde.
Jeffrey Smith
Dr. Smith joined Zymeworks in January 2023 as Senior Vice President, Early Stage Development and was promoted to Executive Vice President and Chief Medical Officer in January 2024. He is based at our European hub in Dublin, Ireland. Dr. Smith has held many senior positions within the pharmaceutical industry. Previously, Dr. Smith served as the Managing Director of Alder Biopharmaceuticals Inc. in Dublin, Ireland from March 2017 to October 2019, and as Senior Vice President, Translational Medicine at Alder Biopharmaceuticals Inc. in Seattle, USA from 2012 to March 2017. Dr. Smith was responsible for the clinical development (phase I - III) of eptinezumab (anti-CGRP antibody for migraine) and clazakizumab (anti-IL-6 antibody for rheumatoid arthritis and cancer cachexia). Dr. Smith was also a founder of Alder Biopharmaceuticals Inc. (founded 2004). Dr. Smith received his M.B. B.S. and M.D. from the University of London, UK and is a Fellow of the Royal College of Physicians in London.
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
◦the organization and performance of any applicable internal audit function, if any;
◦our compliance with applicable legal and regulatory requirements; and
◦our enterprise risk management processes, including risks and exposures associated with cybersecurity, information security and privacy matters;
•periodically review and discuss with management, the adequacy and effectiveness of the Company’s cybersecurity, information and technology security, and data protection programs, procedures and policies;
•review, with the Company’s counsel, on a regular basis, any reports of whistleblowing, including all reports made to the Company’s anonymous and confidential helpline pursuant to our Whistleblower Policy; and
•prepare the report required by SEC rules to be included in our proxy statement for the annual meeting of stockholders, and for performing other duties and responsibilities as are enumerated in or consistent with the audit committee’s charter.
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
Our audit committee held four meetings during the year ended December 31, 2024.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2024, all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them, with the exception of the Form 4 due December 23, 2024 but filed by EcoR1 Capital, LLC on December 26, 2024.

Insider Trading Policy

We have adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, and other dispositions of our securities by directors, officers, employees, and other personnel that we determine should be subject to our Insider Trading Policy (such as certain contractors and consultants) and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to our company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.
Item 11.    Executive Compensation
Discussion of Executive Compensation Practices
This section describes our executive compensation philosophy and how we implemented it through our 2024 compensation program for our named executive officers. The named executive officers for 2024 are:
•Kenneth Galbraith, Chief Executive Officer, President and Chair of the Board of Directors;
•Leone Patterson, Executive Vice President, Chief Business Officer and Chief Financial Officer; and
•Paul Moore, Ph.D., Chief Scientific Officer.

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
2024 Advisory Vote on Executive Compensation
At our 2024 annual general meeting, we conducted an advisory vote on named executive officer compensation. At that meeting, 93.33% of the votes cast on the advisory vote proposal were supportive of our named executive officer compensation program as disclosed in our 2024 proxy statement. Our next advisory vote on named executive officer compensation will be held at our 2025 annual general meeting.
The compensation committee reviewed the advisory vote results in the context of our overall compensation philosophy and programs, and based on the level of support, determined that no significant changes to our compensation policies and programs were necessary. The compensation committee will continue to consider the results from future stockholder advisory votes on named executive officer compensation and other relevant market developments affecting named executive officer compensation in order to determine whether any subsequent changes to our named executive officer compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments. We frequently engage in stockholder outreach and discuss a wide range of topics, including discussions regarding compensation-related matters. We take our say-on-pay vote results seriously and will continue to consider the feedback we receive from stockholders and use such feedback to inform the compensation committee’s deliberations and decisions with respect to our executive compensation practices.
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
Role of the Compensation Committee
During 2024, the compensation committee’s work included the following:
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
•Executive Compensation – The compensation committee reviewed the corporate goals and objectives applicable to the compensation of the Company’s executives and evaluated the executives’ performance in light of those goals and objectives. Based on this review and evaluation, the compensation committee approved the 2024 compensation for the Company’s executives, including each of the named executive officers.
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
Independent Compensation Consultant
In 2024, the compensation committee retained the Human Capital Solutions practice at Aon plc, as an independent consultant to the compensation committee to conduct competitive reviews and assessments of Zymeworks’ executive compensation program and recommend go-forward strategies. The compensation committee made the decision to retain Aon in its sole discretion and was directly responsible for the appointment, compensation and oversight of Aon’s work. The compensation committee is involved in and approves the adoption of the following procedures during Aon’s assessments:
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
In 2024, Aon was retained to review the salaries, bonuses and equity plan levels and participation of executive employees, as well as equity plan levels and participation of employees below the executive level. Zymeworks’ management did not make or recommend such engagements and all such other services were approved by the compensation committee. Except as discussed below, Aon did not perform other services to the Company other than as a compensation consultant. The compensation committee determined Aon to be independent after evaluating the factors required under the applicable listing standard.

In addition to Aon’s services related to determining or recommending the amount or form of executive and non-employee director compensation, management has engaged Aon to perform unrelated broad-based compensation services and risk brokerage services (which included global risk in Canada and the United States). In 2024, fees paid to Aon for these unrelated broad-based compensation and risk brokerage services did not exceed $120,000 in the aggregate. The compensation committee was informed about these services.
Peer Companies and Use of Market Data
We compare our executive compensation program to those of a group of peer companies (North American biotechnology companies of a similar size and stage of development). The first step in the process is that the compensation committee, with the support of Aon and management, reviews trends in biotechnology compensation practices and reviews and approves the list of peer companies used for benchmarking. As part of its analysis in 2023 related to 2024 compensation, Aon collected and analyzed compensation information from a comparative group of biotechnology companies, or peer group, approved by the compensation committee. The compensation committee evaluates the criteria used in establishing the peer group at least annually. The compensation committee seeks input from management in addition to Aon to ensure the peer group is consistent with our current business objectives and strategy.

The list of peer companies is approved based on various factors including industry classification, market capitalization, headcount and stage of development. In September 2023, with assistance from Aon, the compensation committee approved a peer group consisting of publicly traded, pre-commercial biopharmaceutical companies:
•with an emphasis on oncology companies and a focus on companies in Phase 2 and Phase 3 clinical trials;
•with market capitalizations generally between $200 million and $1.5 billion (based on the Company’s then-current 30-day average market capitalization of approximately $495 million);
•with generally between 100 and 700 employees; and
•that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets.
Based on these criteria, in September 2023, the compensation committee approved the following peer group set forth below and used this peer group to inform compensation decisions for 2024:

Adaptimmune Therapeutics plc	Gossamer Bio, Inc.	REGENXBIO Inc.
Alector, Inc.	IGM Biosciences, Inc.	Relay Therapeutics(1)
AnaptysBio, Inc.	Iteos Therapeutics(1)	Repare Therapeutics Inc.
Atara Biotherapeutics, Inc.	Kura Oncology, Inc.	Replimune Group, Inc.
Bicycle Therapeutics(1)	MacroGenics, Inc.	Sutro Biopharma, Inc.
C4 Therapeutics	Mersana Therapeutics, Inc.	Xencor(1)
Cogent Biosciences(1)	NGM Biopharmaceuticals, Inc.
________________________
(1) Added to the peer group in September 2023. The following companies were deleted from the peer group approved in September 2023: CytomX Therapeutics, Inc., Jounce Therapeutics, Inc., Poseida Therapeutics, Inc., Precision Biosciences and Silverback Therapeutics, Inc.
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
Components of Compensation Package
In 2024, our executive compensation program consisted of three major components:
•base salary;
•annual cash bonuses based on a comparison of corporate performance to pre-set goals and objectives; and
•long-term incentives, which in 2024, consisted of grants of stock options and restricted stock units.
In making 2024 compensation decisions, our compensation committee believed that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and Company-wide performance, our recruiting and retention goals, internal equity and consistency, and other information it deems relevant. As it evaluated executive compensation in 2024, the compensation committee believed that in the biopharmaceutical/biotechnology industry, long-term incentives such as stock options and restricted stock units are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses.
The primary components of our 2024 executive compensation program are described in more detail below.
Base Salary
Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within Zymeworks. This compensation component helps us to attract and retain highly qualified executives who have a history of proven success. In determining whether to increase the base salary for a particular executive, our compensation committee in discussions with our Chief Executive Officer (for executives other than the Chief Executive Officer) considers a variety of factors, including performance, length of service and criticality of role. The determination of base salary affects the amount of an executive’s cash bonus. The table below shows the base salaries of our named executive officers for 2024:

Name and Principal Position	2024 Base Salary ($)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors(1)	655,000
Leone Patterson, Executive Vice President, Chief Business Officer and Chief Financial Officer(2)	485,000
Paul Moore, Chief Scientific Officer	495,000
________________________
(1) Mr. Galbraith served as our President, Chief Executive Officer and Chair of our board of directors throughout 2024. Mr. Galbraith also served as our interim Chief Financial Officer, principal financial officer and principal accounting officer from March 31, 2024 until September 1, 2024.
(2) Ms. Patterson has served as our Executive Vice President, Chief Business Officer and Chief Financial Officer since September 1, 2024.
Cash Bonus
The cash bonus component is designed to provide our named executive officers with annual cash incentive awards based on achievement of certain goals and objectives. The awards represent pay at risk – they result in payment only if and to the extent certain goals and objectives are met – and do not affect decisions regarding other components of compensation. This compensation component motivates and rewards our named executive officers for outstanding performance. In addition, we occasionally provide sign-on bonuses to newly hired executives in order to induce them to join the Company. To this end, the Company provided Ms. Patterson with a $50,000 sign-on bonus, which is subject to repayment in full if, prior to September 1, 2025, Ms. Patterson voluntarily leaves the Company for any reason or is terminated by us for cause (as defined in her employment agreement with us).
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
Named executive officers are eligible to receive an amount targeted at a pre-determined percentage of their base salary established at the beginning of each year. The compensation committee set annual target bonuses for each of Mr. Galbraith and Dr. Moore in January 2024, and for Ms. Patterson in July 2024 at the time of her acceptance of the offer to become the Company’s Executive Vice President, Chief Business Officer and Chief Financial Officer, as follows:

Name and Principal Position	2024 Target Bonus (% of Base Salary)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors(1)	60%
Leone Patterson, Executive Vice President, Chief Business Officer and Chief Financial Officer(2)	45%
Paul Moore, Chief Scientific Officer	45%
________________________
(1) Mr. Galbraith served as our President, Chief Executive Officer and Chair of our board of directors throughout 2024. Mr. Galbraith also served as our interim Chief Financial Officer, principal financial officer and principal accounting officer from March 31, 2024 until September 1, 2024.
(2) Per Ms. Patterson’s employment agreement with the Company, Ms. Patterson was eligible to receive an annual bonus for 2024 that was prorated for the six-month period from July 1, 2024 through December 31, 2024.
At the beginning of each year, the compensation committee approves, or recommends that the board of directors approve, performance targets that are tied to the level of achievement of corporate and/or individual goals, and the compensation committee approves the weighting assigned to each goal. For 2024, the corporate and individual weighting was 100% corporate and 0% individual for all named executive officers. Achievement of corporate goals was a precondition for payment of bonuses with respect to 2024. Our compensation committee believed that this mix was appropriate in order to incentivize our management team to achieve our key corporate objectives.
After the end of the year, the compensation committee determines the performance bonus payable to each named executive officer based on the results achieved as compared to the performance targets established for a particular year. Depending on level of achievement, named executive officers may earn up to 150% of their respective target bonuses. There is no minimum bonus payable.
2024 Company Corporate Goals and Achievement
In December 2023, the board of directors (with input from members of the compensation committee) approved, and in January 2024, the members of the compensation committee updated, corporate goals for 2024 that were grouped into six main categories: (i) zanidatamab via the Jazz Partnership, (ii) zanidatamab via the BeiGene Partnership, (iii) early R&D (clinical), (iv) early R&D (preclinical), (v) ADVANCE and (vi) financing and partnerships. In addition, the leadership team had a seventh stretch goal relating to achievement of standards relating to corporate culture.
In January 2025, the compensation committee reviewed our performance against the corporate goals under the 2024 bonus plan, and determined that these goals were achieved at the 91.5% level. Additional detail on these goals and the assessed achievement is set forth in the table below:

2024 Corporate Goal Category	Key Elements of Goal	Target Weight of Goal	Assessed Achievement
Zanidatamab via the Jazz Partnership	Receive BLA approval of zanidatamab for the treatment of second-line BTC and recognize corresponding $25 million milestone payment.	20% for base goals; an additional 7% for stretch goals	23%

Advance clinical trials of zanidatamab, including:
•complete enrollment of HERIZON-GEA-01;
•first patient enrolled in Phase 3 confirmatory trial for zanidatamab in first-line BTC;
•no material disruption to clinical drug supply of zanidatamab for any studies being conducted by Jazz;
•GMP inspection readiness; and
•start FDA interactions for a third indication.

	Presentation of data.
	First commercial sale of zanidatamab for second-line BTC.

Zanidatamab via the BeiGene Partnership	Advance clinical trials of zanidatamab, including: •no material disruption to clinical drug supply of zanidatamab for any studies being conducted by BeiGene; and •GMP inspection readiness.	5% for base goals; an additional 3% for stretch goals	5%
	Recognition of revenue.
	First commercial sale of zanidatamab for second-line BTC.
	Receive approval of zanidatamab for the treatment of second-line BTC outside of China.

Early R&D (clinical)	Advance various clinical trials of early-stage candidates, including: • dose escalation cohort completion; • first patient dosed; and • no material disruption to clinical drug supply.	35% for base goals; an additional 19% for stretch goals	36%
	Successful interactions with U.S. and non-U.S. regulators, including IND submissions for ZW171 and ZW191.

Early R&D (preclinical)	Goals relating to toxicology studies, including those relating to manufacturing and initiation or completion of non-human primate GLP studies.	10% for base goals; an additional 2% for stretch goals	12%
	Selection of fifth IND candidate (ZW209).

ADVANCE	Goals relating to preclinical development of potential product candidates.	5% for base goals; an additional 5.5% for stretch goals	5.5%

Financing and Partnership	Securing additional financing, including through non-dilutive methods as well as related stretch goals.	25% for base goals; an additional 13.5% for stretch goals	—%

People	Achievement of standards relating to corporate culture.	Stretch goal up to 10%	10.0%
Total		100% for base goals; bonuses capped at 150%	91.5%

The Company performed well against its 2024 corporate goals with respect to (i) zanidatamab via the Jazz Partnership, (ii) zanidatamab via the BeiGene Partnership, (iii) early R&D (clinical), (iv) early R&D (preclinical), and (v) ADVANCE, as well as its people/corporate culture goal. The Company did not achieve its 2024 corporate goals with respect to financing and partnerships, given changes in the competitive landscape and financial markets impacting the timing of potential partnerships and financing opportunities. Given the Company’s strong overall performance against its 2024 corporate goals, the compensation committee determined that these goals were achieved at the 91.5% level and approved 2024 bonuses for our named executive officers as follows:

Name and Principal Position	2024 Bonus ($)(1)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors	359,595
Leone Patterson, Executive Vice President, Chief Business Officer and Chief Financial Officer	99,849(2)
Paul Moore, Chief Scientific Officer	203,816
________________________
(1) Bonus amounts for all named executive officers are determined in U.S. dollars, and the table above reflects this determination in U.S. dollars. However, the 2024 bonus for Dr. Moore was paid in Canadian dollars (C$293,251) and the 2024 bonus for Mr. Galbraith was paid in British pounds (GBP 282,990), in each case based on conversion rates in effect at the time of payment.
(2) Per Ms. Patterson’s employment agreement with the Company, Ms. Patterson was eligible to receive an annual bonus for 2024 that was prorated for the six-month period from July 1, 2024 through December 31, 2024.
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
The Company granted a mix of stock options and restricted stock units to Mr. Galbraith and Dr. Moore in January 2024. The compensation committee believes this approach aligns the interests of our executives (including those of our named executive officers) with our stockholders’ interests by rewarding for improvements in stock price over a period of time. The Company issues stock options and restricted stock units to reward for future performance and appreciation. Because stock options only have value if our stock price increases relative to the stock option’s exercise price, we consider them to be an important performance-based tool that encourages our named executive officers to focus on driving increases to stockholder value. Restricted stock units play an important role in our executive compensation program because they provide some value even during periods of stock price or market volatilities, provide retention incentives during the vesting period, and reinforce a culture of ownership. By granting restricted stock units, the Company can also reduce the dilutive effect of the equity incentive awards in the form of stock options, which benefits our stockholders over time. In addition, the vesting feature of our stock awards contributes to executive retention by providing an incentive to our executives to remain employed by us during the vesting period. For 2024, we determined that annual grants to Mr. Galbraith and Dr. Moore in the form of an approximately 50/50 value mix of stock options and restricted stock units was most appropriate to reflect the continued change in the market and the evolution of our compensation program away from an options-only approach. The compensation committee evaluates the long-term incentive programs for each year, and the appropriate mix of equity awards to grant to our executive officers for the applicable year. In future years or for particular executives, the compensation committee may approve a different mix of equity awards if it determines necessary or appropriate to achieve our compensation objectives.
After considering its compensation objectives and negotiations with Ms. Patterson regarding her joining the Company, the compensation committee approved an initial award of stock options for Ms. Patterson shortly after her commencement of employment with the Company. The compensation committee believed that awarding Ms. Patterson’s initial equity grant solely in the form of options, consistent with its past practice with respect to the hiring of executives, would provide Ms. Patterson with strong incentives to increase stockholder value, and that given her role as our Chief Business and Financial Officer, this was appropriate for her new hire award. For 2025, the compensation committee has granted Ms. Patterson’s annual equity awards in a combination of options and restricted stock units in the same proportions as our other named executive officers, to balance the performance-based incentives of stock options, with the retention, reward and culture of ownership benefits of restricted stock units.
For the stock options, the option exercise price may not be less than the closing price of our common stock on the date of grant. For the 2024 stock option grants to our named executive officers, 25% of the granted options is scheduled to vest on the first anniversary of grant date (subject to continued service and any applicable acceleration of vesting provisions in their employment agreements, as described below). On the last day of each month thereafter, a further 1/36th of the total number of remaining granted options is scheduled to vest. These options are subject to any applicable acceleration provisions in the Equity Compensation Plan or in the named executive officer’s employment agreement.
Each restricted stock unit represents the right to receive one share of our common stock upon vesting of that unit, without the payment of an exercise price or other cash consideration for the issued shares of common stock. For the 2024 restricted stock unit grants to Mr. Galbraith and Dr. Moore, 1/3rd of the restricted stock units are scheduled to vest on each anniversary of the grant date (subject to the named executive officer’s continued service and subject to any applicable acceleration provisions in the Equity Compensation Plan or in the named executive officer’s employment agreement).
The following table shows information regarding stock option and restricted stock unit grants to each of our named executive officers made during the year ended December 31, 2024:

Name	Grant Date	Restricted Stock Units Granted (#)(1)	Stock Options Granted (#)(2)	Exercise Price of Stock Options ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Kenneth Galbraith	1/5/2024	—	300,000	10.56	1,985,672
	1/5/2024	200,000	—	—	2,112,000
Leone Patterson	9/1/2024	—	360,000	11.73	2,590,403
Paul Moore	1/5/2024	—	90,000	10.56	595,702
	1/5/2024	60,000	—	—	633,600
________________________
(1) Restricted stock units vest in three equal annual installments beginning on January 5, 2025, subject to the recipient’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”
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
(4) The amounts set forth in this column reflect the grant date fair value for restricted stock unit awards and stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(f) “Notes to Consolidated Financial Statements – Stockholders’ Equity – Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2024.
Previous grants are taken into account when considering new option and restricted stock unit grants, as well as other factors such as market data, retention and incentive considerations, internal equity, Company performance and prior and expected future individual contributions. Decisions regarding long-term incentives do not affect decisions regarding other components of compensation.
Benefits and Perquisites
Other compensation to our named executive officers primarily consists of participation in our broad-based employee benefit plans. Named executive officers are eligible to participate in all our employee benefit plans, in each case on the same basis as other employees in the entity in which they are employed, including a retirement savings plan for those employed in Canada, a 401(k) plan for those employed in the United States, and pension plans for those employed in Ireland and the UK. Our named executive officers also are eligible to participate in our employee stock purchase plan on the same terms as our other eligible employees.
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

In addition, consistent with our philosophy regarding personal benefits, and as further described in “Executive Compensation –Executive Employment Arrangements and Potential Payments upon Termination or Change in Control,” to encourage and facilitate Dr. Moore’s relocation to Canada, we provide him with certain reimbursements for relocation expenses, as well as a gross-up to make sure such payments are tax neutral to him, tax equalization payments to neutralize any increase in his taxes as a result of his relocation, and tax preparation assistance for two years following his relocation. In addition, prior to Dr. Moore’s relocation to Canada in 2023, we provided certain housing benefits to him to facilitate his ability to spend time at our Vancouver location. The compensation committee believes these benefits were appropriate to enable a smooth relocation for Dr. Moore and to allow him to keep his focus on the business rather than on the costs and burdens of the relocation.
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
Anti-Hedging Policy
Under the terms of our Insider Trading Policy, all directors, officers, employees, as well as any other personnel that we determine should be subject to our Insider Trading Policy (such as certain contractors and consultants), any person or entity an insider controls, exercises substantial influence over, serves as a trustee or in a similar fiduciary capacity of or is otherwise involved with, in connection with securities trading or investment decisions and an insider’s spouse, partner, parents, children, dependents and other family members or roommates, are prohibited from purchasing financial instruments (including, for greater certainty, prepaid variable forward contracts, equity swaps, collars, or units of exchange funds) designed to hedge or offset a decrease in the market value of our securities. Any person covered by our Insider Trading Policy is prohibited from pledging Zymeworks securities as collateral for any loan, in margin accounts or as part of pledging transactions, regardless of whether such person is in possession of non-public material information. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Potential Payments upon Termination or Change in Control
Certain of our executives, including each of our named executive officers, are parties to employment agreements with us which set forth conditions of employment and the payments that will be made upon termination of their employment. Additional discussion of the employment agreements with our named executive officers is set forth below under “Executive Compensation – Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.” We believe that these protections are necessary to provide our valuable named executive officers with incentives to forgo other employment opportunities and to maintain continued focus and dedication to their responsibilities to maximize stockholder value, including if there is a potential transaction that could involve a change in control, without undue concern that the officer will be terminated and lose his or her income and benefits. We believe the level of severance and change in control benefits provided is appropriate and is necessary to attract and retain key employees.

Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2024 and December 31, 2023. We do not have non-qualified deferred compensation.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)(1)		Total ($)
Kenneth Galbraith, CEO, President & Chair(4)	2024	654,833	—	2,112,000	1,985,672	361,652	139,459	(5)	5,253,616
	2023	625,452	—	1,144,000	1,194,627	321,651	89,146	(6)	3,374,876
Leone Patterson, Exec. VP, Chief Business Officer & CFO(7)	2024	161,667	50,000	—	2,590,403	99,849	6,063	(8)	2,907,982
Paul Moore, CSO(9)	2024	494,683	—	633,600	595,702	214,102	48,716	(10)	1,986,803
	2023	465,784	—	412,000	397,571	182,120	224,762	(11)	1,682,237
________________________
(1) Salary, bonus, non-equity incentive plan compensation (cash bonus with respect to corporate goal achievement) and amounts in the “All Other Compensation” column for all named executive officers are determined in U.S. dollars. However, 2024 cash compensation amounts, and a portion of 2023 cash compensation amounts, for Dr. Moore were paid in Canadian dollars and have been converted to U.S. dollars for the purposes of the table. For 2024 and 2023, respectively, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7301 and 0.7410, which were the average annual Bank of Canada exchange rates for 2024 and 2023, respectively. Cash compensation amounts for Mr. Galbraith were paid in British pounds and have been converted to U.S. dollars for the purposes of the table. For 2024 and 2023 the U.S. dollar per British pound exchange rates used for such conversions were 1.2780 and 1.2437, which were the average annual Bank of Canada exchange rates for 2024 and 2023, respectively.
(2) The amounts set forth in these columns reflect the aggregate grant date fair value for restricted stock unit awards and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(f) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2024.
(3) The amounts reflect the dollar value of incentive bonuses paid in 2025 and 2024 for performance during 2024 and 2023, respectively, as discussed further above under “Executive Compensation – Components of Compensation Package – Cash Bonus.”
(4) Mr. Galbraith has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022. Mr. Galbraith also served as our interim Chief Financial Officer, principal financial officer and principal accounting officer from March 31, 2024 until September 1, 2024.
(5) Of the total amount for 2024, (i) $53,969 represents accommodation benefits, (ii) $6,390 represents Company contributions to a defined contribution pension plan, (iii) $14,516 represents private health insurance premiums, (iv) $701 represents life insurance premiums through our group extended benefit plan, (v) $30,853 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement, (vi) $30,000 represents an estimated tax equalization payment (which includes $16,000 for estimated tax gross-up) in connection with taxation attributable to the performance of work outside the UK, and (vii) $3,030 represents reimbursement for tax preparation services.
(6) Of the total amount for 2023, (i) $53,260 represents accommodation benefits, (ii) $6,547 represents Company contributions to a defined contribution pension plan, (iii) $746 represents life insurance premiums through our group extended benefit plan, (iv) $17,593 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement, and (v) $11,000 represents an estimated tax equalization payment (which includes $6,000 for estimated tax gross-up) in connection with taxation attributable to the performance of work outside the UK.
(7) Ms. Patterson has served as our Executive Vice President, Chief Business Officer and Chief Financial Officer since September 1, 2024. In 2024, she received a $50,000 sign-on bonus and options to purchase 360,000 shares of common stock.
(8) Represents Company contributions of $6,063 to our 401(k) plan.
(9) Dr. Moore has served as our Chief Scientific Officer since July 2022.
(10) Of the total amount for 2024, (i) $44,283 represents a tax equalization payment for 2023 paid in 2024, and (ii) $4,433 represents life insurance premiums through our group extended benefit plan.
(11) Of the total amount for 2023, (i) $41,496 represents accommodation benefits (which benefits ceased in connection with Dr. Moore's relocation to Vancouver in 2023), (ii) $163,115 represents relocation expenses (which includes $77,334 for tax gross-up), (iii) $19,800 represents Company contributions to our 401(k) plan, and (iv) $351 represents life insurance premiums through our group extended benefit plan.

Clawback Policy
In November 2023, we adopted a compensation recovery policy (the “Clawback Policy”) in accordance with the SEC and Nasdaq requirements under the Dodd-Frank Wall Street Reform and Consumer Protection Act. This policy provides for the non-discretionary recovery of excess incentive-based compensation from current and former executive officers in the event of an accounting restatement, whether or not the executive officer was at fault for the restatement, in accordance with the SEC and Nasdaq requirements.

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
Outstanding Equity Awards at 2024 Year End
The following table lists all outstanding equity awards granted in U.S. dollars under the Equity Compensation Plan and our Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) held by our named executive officers as of December 31, 2024:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)
Kenneth Galbraith	1/15/2022	375,000	125,000	14.97	1/14/2032	—		—
	12/22/2022	—	—	—	—	100,000	(4)	1,464,000
	1/5/2023	107,500	107,500	8.00	1/4/2033	—		—
	1/5/2023	—	—	—	—	95,334		1,395,690
	1/5/2024	—	300,000	10.56	1/4/2034	—
	1/5/2024	—	—	—	—	200,000		2,928,000
Leone Patterson	9/1/2024	—	360,000	11.73	8/31/2034	—		—
Paul Moore	7/18/2022	125,000	75,000	5.82	7/17/2032	—		—
	1/5/2023	38,750	38,750	8.00	1/4/2033	—		—
	1/5/2023	—	—	—	—	34,334		502,650
	1/5/2024	—	90,000	10.56	1/4/2034	—		—
	1/5/2024	—	—	—	—	60,000		878,400
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
(3) Market value of restricted stock units that have not vested is based on the closing price of the Company’s common shares on Nasdaq on December 31, 2024, which was $14.64 per share.
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
Defined Contribution Plans
Registered Retirement Savings Plan
Our executive officers resident in Canada are eligible, along with all other employees resident in Canada, to participate in our registered retirement savings plan (“RRSP”) matching program. Under this program, we match the amount contributed by each employee into a group RRSP plan, up to a pre-determined percentage of annual salary. We match employee contributions to the group RRSP up to 6.0% of annual salary. Generally, company matching contributions will not exceed 50% of the maximum annual RRSP dollar limit as specified by the Canada Revenue Agency in any given year.
401(k) Plan
Our executive officers resident in the United States are eligible, along with all other U.S.-based employees, to participate in a 401(k) matching program. Under this program, we match the amount contributed by each employee into a 401(k) plan, up to a predetermined percentage of annual salary. We match employee contributions to a 401(k) plan up to 6.0% of annual salary, with company matching contributions not to exceed the annual personal and Age 50 Catch Up contribution limit (if applicable) set by the Internal Revenue Service, or the IRS, in any given year.
Group Personal Pension Plan
Our executive officers resident in the UK are eligible, along with all other employees resident in the UK, to participate in our group personal pension (“GPP”) plan matching program. Under this program, we match the amount contributed by each employee into a GPP plan, up to a pre-determined percentage of annual salary. We match employee contributions to a GPP plan up to 6.0% of annual salary. Generally, company matching contributions will not exceed 50% of the maximum annual plan dollar limit set by His Majesty’s Revenue and Customs, or HMRC, in any given year.
Non-qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Executive Employment Arrangements and Potential Payments upon Termination or Change in Control
Executive Employment Arrangements
Key provisions of the employment agreements that were in effect as of December 31, 2024, for our named executive officers are described below.
Kenneth Galbraith. In connection with Mr. Galbraith’s appointment as President and Chief Executive Officer in January 2022, Mr. Galbraith entered into an employment agreement with us (the “Original Agreement”), on December 30, 2022, Zymeworks BC and Zymeworks Management Inc., our subsidiaries, and Mr. Galbraith entered into an amendment to the Original Agreement (the “First Amendment”), and on January 3, 2024, Zymeworks BC and Mr. Galbraith entered into a second amendment (the “Second Amendment” and the Original Agreement, as amended by the First Amendment and the Second Amendment, the “Galbraith Employment Agreement”). The Galbraith Employment Agreement does not have a specific term. The Second Amendment established Mr. Galbraith’s principal place of employment as the UK, or another location as agreed upon between the parties, which removes the requirement for Mr. Galbraith to relocate to Vancouver, British Columbia or Seattle, Washington, and incorporated certain extensions of compensation and benefit provisions, as described below.
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
•A tax equalization payment if Mr. Galbraith is subject to income taxation or other taxation outside of the UK during the period of his employment, grossed up for the impact of any tax withholding, and tax preparation services;
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
On March 31, 2024, Mr. Galbraith was appointed interim Chief Financial Officer and continued in his roles as Chair of the board of directors, President and Chief Executive Officer and assumed the duties of principal financial officer and principal accounting officer, without any changes to his compensatory arrangements. In connection with Ms. Patterson’s start date, Mr. Galbraith resigned from the positions of interim Chief Financial Officer and as principal financial officer and principal accounting officer of the Company, effective September 1, 2024. The compensatory and other material terms of Mr. Galbraith’s employment with the Company were unchanged in connection with his appointment and subsequent resignation as interim Chief Financial Officer, principal financial officer and principal accounting officer.
Leone Patterson. On July 19, 2024, our subsidiary ZBI entered into an employment agreement with Ms. Patterson, which became effective September 1, 2024, setting forth the terms and conditions of her employment as Executive Vice President, Chief Business Officer and Chief Financial Officer of the Company (the “Patterson Employment Agreement”). The Patterson Employment Agreement does not have a stated term.
Pursuant to the Patterson Employment Agreement, Ms. Patterson is entitled to the following compensation and benefits:
•An annual base salary of $485,000, with eligibility to earn an annual discretionary bonus of up to 45% of her annual base salary, based upon the achievement of certain Company goals determined by the board of directors. With respect to 2024, Ms. Patterson was eligible to receive a pro-rated bonus for the six-month period from July 1, 2024 through December 31, 2024;
•Eligibility to participate in Company employee benefit plans, policies and arrangements, as well as reimbursement for certain fees and costs related to membership in certain professional associations and professional development;
•Signing bonus of $50,000, which will be repayable in full to ZBI within 30 days of Ms. Patterson’s employment termination date if her employment is terminated for Cause (as defined in the Patterson Employment Agreement) or by Ms. Patterson for any reason, in either case, within one year of the effective date of the Patterson Employment Agreement;
•Options, which were granted to Ms. Patterson in 2024, to purchase 360,000 of our common shares at an exercise price per share equal to the fair market value on the date of grant. 25% of the Options vest and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining Options will vest on the last day of each month, until all of the Options have vested, subject to Ms. Patterson’s continued service through the applicable vesting date;
•If we terminate Ms. Patterson’s employment without cause during her first three years of employment, then Ms. Patterson will be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. Commencing in the fourth year of her employment, if we terminate Ms. Patterson’s employment without cause, Ms. Patterson will be eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of eighteen months. Ms. Patterson will also be eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan. Such payments will be subject to Ms. Patterson entering into a valid separation and release agreement with us;
•If Ms. Patterson’s employment is terminated by us without cause on or within twelve months following a change of control (as defined in the Patterson Employment Agreement), Ms. Patterson will be eligible to receive as severance (x) eighteen months continued base salary following termination, (y) group extended health and dental benefits as of the date of termination for eighteen months, and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Such payments will be subject to Ms. Patterson entering into a valid separation and release agreement with us.
In addition, if any of the payments or benefits provided for under the Patterson Employment Agreement employment agreement or otherwise payable to Ms. Patterson would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax, she would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to her. The Patterson Employment Agreement does not require us to provide any tax gross-up payments to her.
Paul Moore. On July 18, 2022, the Company and our subsidiary ZBI entered into an employment agreement with Dr. Moore setting forth the terms and conditions of his employment as Chief Scientific Officer of the Company (the “Initial Employment Agreement”). In connection with Dr. Moore’s planned relocation from the United States to Canada, the Company and our subsidiary Zymeworks BC entered into an amended and restated employment agreement with Dr. Moore in July 2023 (the “Moore Employment Agreement”) that supersedes and replaces the Initial Employment Agreement. The Moore Employment Agreement does not have a stated term.
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
In addition, if any of the payments or benefits provided for under the Moore Employment Agreement employment agreement or otherwise payable to Dr. Moore would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax, he would be entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to him. The Moore Employment Agreement does not require us to provide any tax gross-up payments to him.
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
Under our Equity Compensation Plan and our Inducement Plan, in connection with a change of control (as defined in the applicable plan), our board of directors or the committee to which our board of directors has delegated authority to administer the applicable plan (either, the “Administrator”) has the right to provide for the conversion or exchange of any outstanding awards into or for options, rights or other securities in any entity participating in or resulting from a change of control, cash or other property. If we enter into an agreement for a transaction that, if completed, would result in a change of control, or otherwise become aware of a pending change of control, we will give written notice to the award holders regarding the potential change of control and a description of the effect of the change of control on outstanding awards at least seven (7) days prior to the closing of change of control.
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
The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
During 2024, we granted stock options to employees, including our named executive officers. We do not take material nonpublic information into account in determining the timing of such awards. Further, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We typically grant annual equity awards (including stock options) to our executive officers and non-executive employees early in the first quarter of each year. For equity awards to executive officers in connection with their hire date, such grants are typically made on the date of the commencement of their employment. For equity awards to non-executive employees in connection with their hire date, such grants are typically made on a pre-determined date in the month following the commencement of their employment. We have never granted stock appreciation rights to any employees or other service providers.
During fiscal year 2024, the Company awarded options to certain of our named executive officers in the period beginning four business days before the filing of a periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of a report on Form 8-K that disclosed material nonpublic information, and ending one business day after such filing or furnishing. The following table provides information concerning each such award:

Name	Grant Date	Number of Securities Underlying the Award	Exercise Price of the Award ($/Sh)	Grant Date Fair Value of the Award ($)(1)
Percentage Change in the Closing Market Price of the Securities Underlying the Award between the Trading Day Ending Immediately Prior to the Disclosure of Material Nonpublic Information and the Trading Day Beginning Immediately Following the Disclosure of Material Nonpublic Information

Kenneth Galbraith	1/5/2024	300,000	10.56	1,985,672	(1.03)%
Paul Moore	1/5/2024	90,000	10.56	595,702	(1.03)%
________________________
(1) The amounts set forth in this column reflect the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(f) “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2024.
Director Compensation Table
The following table presents the compensation awarded to, earned by or paid to our directors (other than Mr. Galbraith, whose compensation is provided in the Summary Compensation Table above) for the year ended December 31, 2024. Mr. Nodelman is not included in the table below as he did not join the board of directors until 2025. We do not currently have director compensation in the form of share-based awards (other than stock options), non-equity incentive plan compensation or non-qualified deferred compensation.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)	All Other Compensation	Total ($)
Carlos Campoy	65,000		241,472	—	306,472
Alessandra Cesano (3)	46,750		763,477	—	810,227
Troy M. Cox	50,000		241,472	—	291,472
Nancy Davidson	53,500		241,472	—	294,972
Neil Gallagher (4)	35,125		662,283	—	697,408
Kenneth Hillan (5)	6,667	(9)	—	—	6,667
Susan Mahony	73,125		241,472	—	314,597
Derek J. Miller	60,000	(10)	241,472	—	301,472
Kelvin Neu (6)	55,000		241,472	—	296,472
Scott Platshon (7)	—		—	—	—
Hollings C. Renton (8)	55,000		—	—	55,000
________________________
(1) The amounts set forth in this column reflect the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 to the “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(f) “Notes to Consolidated Financial Statements – Stockholders’ Equity Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2024.
(2) As of December 31, 2024, directors held the following number of options to purchase Company common shares: (i) Mr. Campoy, 118,000; (ii) Dr. Cesano, 105,000; (iii) Mr. Cox, 141,000; (iv) Dr. Davidson, 105,000; (v) Dr. Gallagher, 105,000; (vi) Mr. Hillan, 93,675; (vii) Dr. Mahony, 141,000; (viii) Mr. Miller, 118,000; (ix) Dr. Neu, 102,000; (x) Mr. Platshon, nil; and (xi) Mr. Renton, 121,425.
(3) Dr. Cesano joined the Company’s board of directors in February 2024.
(4) Dr. Gallagher joined the Company’s board of directors in April 2024.
(5) Dr. Hillan ceased serving on the Company’s board of directors in February 2024.
(6) Dr. Neu joined the Company’s board of directors in March 2020. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, the options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.
(7) Mr. Platshon joined the Company’s board of directors in February 2024. Mr. Platshon waived his entitlement to cash and equity compensation otherwise payable to him pursuant to the Company’s non-employee director compensation policy.
(8) Dr. Renton ceased serving on the Company’s board of directors in December 2024.
(9) Due to a clerical error, Dr. Hillan received $2,667 less than he was entitled to under the Company’s non-employee director compensation policy. This inadvertent underpayment will be corrected by paying Dr. Hillan the outstanding amount owed to him.

(10) Due to a clerical error, Mr. Miller received $417 more than he was entitled to under the Company’s non-employee director compensation policy. This inadvertent overpayment will be corrected by withholding such overpaid amounts from the amounts he will be owed for service as a director in 2025.
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
From time to time, the compensation committee works with Aon to update prior competitive assessments of our board of director compensation program.
In November 2023, the compensation committee worked with Aon to again update prior competitive assessments of our board of director compensation program. Based on these findings, in November 2023, the compensation committee recommended certain changes to the non-employee director compensation program.
In December 2023, the board of directors approved, following its annual assessment of the director compensation program and including its consideration of the input and recommendations from the compensation committee, the following changes to the cash and equity compensation of non-employee directors (as amended, the “Amended and Restated Director Compensation Policy”), which changes adjust the director compensation program to more closely align with the non-employee director compensation practices of the Company’s peer group:
•The annual cash retainer fee for service as a member of the board of directors and for service as lead independent director was maintained at the 2023 level at $40,000 and $65,000, respectively.
•Beginning January 1, 2024, the annual cash retainer fee for service as chair of the audit committee was increased from $15,000 to $20,000, the annual cash retainer fee for service as a member of the audit committee was increased from $7,500 to $10,000, the annual cash retainer fee for service as chair of the compensation committee was increased from $12,000 to $15,000, the annual cash retainer fee for service as a member of the compensation committee was increased from $6,000 to $7,500, the annual cash retainer fee for service as chair of the nominating and corporate governance committee was increased from $8,500 to $10,000, the annual cash retainer fee for service as a member of the nominating and corporate governance committee was increased from $4,250 to $5,000.The annual cash retainer fee for service as chair of the research and development committee was maintained at $15,000 and the annual cash retainer fee for service as a member of the research and development committee was maintained at $6,000;
•Effective immediately, the initial option grants for new non-employee directors, to be granted on or about the time of the director joining the board of directors, were increased from options to purchase 50,000 shares of Company common stock to options to purchase 74,000 shares of Company common stock, with the vesting schedule remaining as 1/36th of the shares subject to the option vesting on each monthly anniversary of the grant date, subject to the director’s continued service; and
•Effective immediately, the annual equity grant to continuing non-employee directors, to be granted at or about the time of our annual meeting of stockholders, was increased from options to purchase 25,000 shares of Company common stock to 37,000 shares, with the vesting schedule remaining 100% of the shares subject to the option vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date.
In December 2024, the board of directors, upon advice from its independent compensation consultants and recommendation from the compensation committee following its annual assessment of the board of directors’ compensation program, approved the following changes to the cash and equity compensation of non-employee directors, which changes adjust the board of directors’ compensation program to more closely align with the non-employee director compensation practices of the Company’s peer group.
•Beginning January 1, 2025, the annual cash retainer fee for service as a member of the research and development committee will be increased from $6,000 to $7,500 with all other annual cash retainers for the Board and its committees remaining unchanged;
•Effective immediately, the initial option grants for any new non-employee directors, to be granted on or about the time of the director joining the Board, was reduced from options to purchase 74,000 shares of Company common stock to options to purchase 62,000 shares of Company common stock, with the vesting schedule remaining as 1/36th of the shares subject to the option vesting on each monthly anniversary of the grant date, subject to the optionee’s continued service; and
•Effective immediately, the annual equity grant to continuing non-employee directors, to be granted at or about the time of the Company’s annual meeting of stockholders, was reduced from options to purchase 37,000 shares of Company common stock to options to purchase 31,000 shares of Company common stock, with the vesting schedule remaining 100% of the shares subject to the option vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date.
Following the recommendation of the compensation committee, the board of directors also determined to not implement stock ownership guidelines at this time. No other changes to board of director compensation were made for 2024.
Cash Compensation for Directors
In 2024, we provided the below annual cash retainer fees for service on our board of directors and committees. The fees for service on committees are in addition to the annual retainer fees for service on the board of directors.

	Effective January 1, 2024	Effective January 1, 2025
	Amount ($)	Amount ($)
Board of Directors:
Member	40,000	40,000
Lead Independent Director	65,000	65,000
Audit Committee:
Member	10,000	10,000
Chair	20,000	20,000
Compensation Committee:
Member	7,500	7,500
Chair	15,000	15,000
Nominating and Corporate Governance Committee:
Member	5,000	5,000
Chair	10,000	10,000
Research and Development Committee:
Member	6,000	7,500
Chair	15,000	15,000
Cash retainer fees were amended in December 2024 as discussed above.
Equity Compensation for Directors
Beginning December 2024, new non-employee directors will be granted an initial option grant to purchase 62,000 shares of common stock, to be granted on or about the time such director joins the board of directors, with a vesting schedule of 1/36th of the options vesting on each monthly anniversary of the grant date, subject to the optionee’s continued service through such date.
In addition, non-employee directors will be granted an annual option grant to purchase 31,000 shares of common stock, to be granted at or about the time of the Company’s annual meeting of stockholders, with a vesting schedule of 100% of the options vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date.
Pursuant to amendments approved by the board of directors in December 2024, upon cessation of a non-employee director’s continued service, each outstanding stock option held by such director is subject to (i) pro rata acceleration of vesting of options granted as annual equity awards in connection with the 2024 annual meeting of stockholders for directors departing after the 2024 annual meeting of stockholders, but at or before our 2025 annual meeting of stockholders, with the pro rata acceleration determined based on the number of full or partial months served as a non-employee director on and after the 2024 annual meeting of stockholders date.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth summary information relating to our Equity Compensation Plan, employee share purchase plan, as amended (the “ESPP”), the Original Plan and the Inducement Plan as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity Compensation Plan	8,340,034	$15.28 (3)	5,196,630 (4)
ESPP	—	—	2,320,096
Original Plan	307,855	C$17.86 (5)	—
Equity compensation plans not approved by security holders
Inducement Plan	1,060,000	$12.36	390,000
________________________
(1) Includes restricted stock units.
(2) Does not include restricted stock units, which do not have an exercise price.
(3) Stock options granted under the Equity Compensation Plan are granted with exercise prices in U.S. dollars. Previously, stock options granted under the Equity Compensation Plan were granted with exercise prices in both Canadian and U.S. dollars. As of December 31, 2024, there were 7,046,064 outstanding stock options under the Equity Compensation Plan, consisting of 774,980 stock options with a weighted average exercise price of C$17.69 ($12.91 based on the U.S. dollar per Canadian dollar exchange rate of 0.7301, which was the average annual Bank of Canada exchange rate for 2024) and 6,271,084 stock options with a weighted average exercise price of $11.46.
(4) The original maximum number of common shares reserved for issuance under the Equity Compensation Plan as of June 7, 2018, was 5,686,097. Beginning in 2019 and ending in 2028, this maximum number is automatically increased on the first day of each calendar year by 4.0% of the number of outstanding shares on the last day of the immediately preceding calendar year (or such lesser number of shares as our board of directors may determine prior to the start of the applicable calendar year).
(5) Stock options granted under the Original Plan were granted with exercise prices in Canadian dollars. As of December 31, 2024, there were 307,855 outstanding stock options under the Original Plan, with a weighted average exercise price of C$17.86 ($13.04 based on the U.S. dollar per Canadian dollar exchange rate of 0.7301, which was the average annual Bank of Canada exchange rate for 2024).

Inducement Plan
Our Inducement Plan was adopted by our board of directors in January 2022, and was amended and restated in October 2022 and July 2024. The Inducement Plan was adopted without stockholder approval pursuant to the NYSE listing rules related to inducement plans, which were the rules applicable at the time of the initial adoption of the Inducement Plan, and which are substantially similar to the Nasdaq rules related to inducement plans that currently apply to the Inducement Plan. The Inducement Plan allows for the grant of options, restricted stock, restricted stock units and other share-based awards. The terms of the Inducement Plan are substantially similar to those of the Equity Compensation Plan, including with respect to treatment of awards in connection with a change of control, as described above. However, in accordance with the exemption requirements under Nasdaq rules, awards under the Inducement Plan may only be made to employees of our Company or our subsidiaries to whom the grant of the award is a material inducement to the individual’s entering into employment with us in accordance with such rules.
Share Ownership
The table below indicates information as of February 28, 2025, regarding the beneficial ownership of our common stock for:
•each person who is known by us to beneficially own more than 5% of our common stock;
•each named executive officer;
•each of our directors; and
•all executive officers and directors as a group.
In accordance with SEC rules, for the purposes of calculating percent ownership, as of February 28, 2025, (i) 69,576,883 shares of common stock were issued and outstanding, and, (ii) for any individual who beneficially owned shares represented by Exchangeable Shares, warrants, options, or restricted stock units that were exercisable or scheduled to vest within sixty days of February 28, 2025, those shares were treated as if outstanding for that person, but not for any other person. Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. To our knowledge, except as noted in the table below, no person or entity was the beneficial owner of more than 5% of the voting power of our common stock as of February 28, 2025.
Except as otherwise indicated, the address of each of the persons in this table is 108 Patriot Drive, Suite A, Middletown, Delaware 19709.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned	Total Voting Percentage †
5% and Greater Stockholders:
EcoR1 Capital, LLC	15,720,161(1)	22.59%(2)	22.41%(2)
Morgan Stanley	4,842,464(3)	6.96%	6.90%
Redmile Group, LLC	4,840,463(4)	6.96%	6.90%
BVF Partners L.P.	4,607,935(5)	6.62%	6.57%
BlackRock, Inc.	3,923,328(6)	5.64%	5.59%
Rubric Capital Management LP	3,917,331(7)	5.63%	5.58%
Directors and Named Executive Officers:
Carlos Campoy	66,166(8)	*	*
Alessandra Cesano	28,777(9)	*	*
Troy M. Cox	117,500(10)	*	*
Nancy Davidson	32,888(11)	*	*
Kenneth Galbraith	701,740(12)	1.00%	*
Neil Gallagher	24,666(13)	*	*
Susan Mahony	110,000(14)	*	*
Derek J. Miller	70,333(15)	*	*
Paul Moore	232,552(16)	*	*
Kelvin Neu	71,000(17)	*	*
Oleg Nodelman	15,720,161(18)	22.59%(18)	22.41%(18)
Scott Platshon	—	—	—
Leone Patterson	—	—	—
All Directors, Executive Officers:			—
All current executive officers and directors as a group (14 persons)(19)	17,318,548	24.37%	22.58%
________________________
* Less than one percent
† Percentage of total voting power represents voting power with respect to all outstanding shares of our common stock and the voting rights of the Exchangeable Shares exercised via the share of our special voting preferred stock, as a single class. Each holder of our common stock is entitled to one vote per outstanding share, and each holder of an Exchangeable Share is entitled to voting rights equivalent to one vote per Exchangeable Share on all matters submitted to our stockholders for a vote. The common stock and the special voting preferred stock (exercising the voting rights of the Exchangeable Shares) vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by our certificate of incorporation or bylaws.
(1) Consists of (i) 14,733,109 shares of common stock held by EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”) and (ii) 987,052 shares of common stock held by EcoR1 Capital Fund, L.P. (“Capital Fund”). In addition, Qualified Fund holds 4,818,462 shares of common stock issuable upon the exercise of pre-funded warrants and Capital Fund holds 268,059 shares of common stock issuable upon the exercise of pre-funded warrants. Qualified Fund, Capital Fund and other private investment funds managed by EcoR1 Capital, LLC (collectively, “EcoR1”) are prohibited from exercising such pre-funded warrants, if as a result of such exercise, EcoR1 would beneficially own more than 19.99% of the number of shares of our common stock outstanding immediately after giving effect to the exercise. EcoR1 is managed by EcoR1 Capital, LLC (“EcoR1 LLC”). Oleg Nodelman, the manager of EcoR1 LLC, has shared voting control and investment discretion over the securities reported herein that are held by EcoR1. As a result, Mr. Nodelman may be deemed to have beneficial ownership of the securities that are held by EcoR1. The address of these entities and this individual is 357 Tehama Street #3, San Francisco, California 94103. Mr. Nodelman and Scott Platshon, a Partner of EcoR1, are members of the board of directors of the Company.
(2) In December 2023, the Company entered into a securities purchase agreement with funds affiliated with EcoR1 for the sale of an aggregate of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of common stock, $0.00001 par value per share, in a private placement. Each pre-funded warrant will be exercisable at an exercise price equal to $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrant and will be exercisable at any time on or after the closing date, subject to a post-exercise beneficial ownership limitation of 19.99%. For purposes of calculating the Percentage of Shares Beneficially Owned and the Total Voting Percentage, the calculations do not include the 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock.
(3) Based on a Schedule 13G/A filed February 9, 2024, consists of 4,842,464 shares of common stock held by Morgan Stanley as of December 31, 2023. The address for this entity is 1585 Broadway, New York, NY, 10036.
(4) Based on a Schedule 13G/A filed February 14, 2025, consists of 4,840,463 shares of common stock held as of December 31, 2024 by certain private investment vehicles managed by Redmile Group, LLC, including 3,470,727 shares of common stock held by Redmile Biopharma Investments III, L.P. (collectively, “Redmile”), and may be deemed beneficially owned by Redmile as investment manager of such private investment vehicles and by Jeremy C. Green as the principal of Redmile. The address for this entity is One Letterman Drive

Building D, Suite D3-300, San Francisco, CA 94129, and the address for this individual is c/o Redmile Group LLC, 45 W. 27th Street, Floor 11, New York, NY 10001.
(5) Based on a Schedule 13G/A filed November 14, 2024, consists of 2,392,283 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), 1,919,991 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF2”), 212,898 shares of common stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), and 82,763 shares of common stock held in a certain BVF Partners L.P. managed account, each as of September 30, 2024. BVF I GP LLC (“BVF GP”), as the general partner of BVF, may be deemed to beneficially own the 2,392,283 shares of common stock beneficially owned by BVF as of September 30, 2024. BVF II GP LLC (“BVF2 GP”), as the general partner of BVF2, may be deemed to beneficially own the 1,919,991 shares of common stock beneficially owned by BVF2 as of September 30, 2024. BVF Partners OS Ltd (“Partners OS”), as the general partner of Trading Fund OS, may be deemed to beneficially own the 212,898 shares of common stock beneficially owned by Trading Fund OS as of September 30, 2024. BVF GP Holdings LLC (“BVF GPH”), as the sole member of each of BVF GP and BVF2 GP, may be deemed to beneficially own the 4,312,274 shares of common stock beneficially owned in the aggregate by BVF and BVF2 as of September 30, 2024. BVF Partners L.P. (“Partners”), as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of Partners OS, may be deemed to beneficially own the 4,607,935 shares of common stock beneficially owned in the aggregate by BVF, BVF2 and Trading Fund OS and, including 82,763 Shares held in certain BVF Partners L.P. managed account, as of September 30, 2024. BVF Inc., as the general partner of Partners, may be deemed to beneficially own the 4,607,935 Shares beneficially owned by Partners as of September 30, 2024. Mark N. Lampert, as a director and officer of BVF Inc., may be deemed to beneficially own the 4,607,935 Shares beneficially owned by BVF Inc. as of September 30, 2024. The address for BVF, BVF GP, BVF2, BVF2 GP, BVF PHH, Partners, BVF Inc. and Mark Lampert is is 44 Montgomery Street, 40th Floor, San Francisco, CA 94104. The address for Trading Fund OS and Partners OS is PO Box 309 Ugland House, Grand Cayman, KY-1104, Cayman Islands.
(6) Based on a Schedule 13G filed January 29, 2024, consists of 3,923,328 shares of common stock held by BlackRock, Inc., as of December 31, 2023. The address for this entity is 50 Hudson Yards, New York, NY 10001.
(7) Based on a Schedule 13G filed November 13, 2024, consists of 3,917,331 shares of common stock held, as of September 30, 2024, by certain investment funds and/or accounts for which Rubric Capital Management LP (“Rubric Capital”) serves as investment adviser. David Rosen is the Managing Member of Rubric Capital Management GP, LLC, the general partner of Rubric Capital. The address of each of Rubric Capital and Mr. Rosen is 155 East 44th Street, Suite 1630, New York, NY 10017.
(8) Consists of 66,166 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(9) Consists of 28,777 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(10) Consists of 7,500 shares of common stock and 110,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(11) Consists of 32,888 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(12) Consists of 80,803 shares of common stock and 620,937 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(13) Consists of 24,666 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(14) Consists of 110,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(15) Consists of 70,333 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(16) Consists of 23,333 shares of common stock and 209,219 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025.
(17) Consists of 71,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 28, 2025. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.
(18) Consists of the shares of common stock and pre-funded warrants described in footnotes 1 and 2 above. Mr. Nodelman joined our Board in February 2025, and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
(19) Dr. Smith is not a named executive officer, but he is a current executive officer. Therefore, Dr. Smith’s ownership is reflected in the total shares beneficially owned by the current executive officers and directors as a group.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
Other than as discussed below and the compensation arrangements discussed under “Executive Compensation – Discussion of Executive Compensation Practices,” since January 1, 2023, there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC.
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
On December 28, 2023, EcoR1 purchased an aggregate of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock in a private placement. The per share purchase price for the pre-funded warrants was $9.8299, for an aggregate purchase price of approximately $50 million. In connection with the private placement, we entered into a registration rights agreement with EcoR1 requiring us to register the resale of the shares of our common stock issuable upon exercise of the pre-funded warrants. In addition, we agreed that EcoR1 would have the right to nominate one of its partners as a member of our board of directors, subject to specified conditions. On February 22, 2024, our board of directors appointed Mr. Scott Platshon as a member of our board of directors. EcoR1 beneficially owned more than 5% of our shares of common stock prior to this purchase. Under the registration rights agreement, we agreed to file a registration statement covering the resale by EcoR1 of their registrable securities upon the earlier of March 15, 2024 and the first business day following the date that we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We agreed to use commercially reasonable efforts to cause such registration statement or final prospectus, as applicable, to be declared effective as soon as practicable, but no later than the later of April 29, 2024 and the 123rd calendar day following the closing date, and to keep such registration statement effective for a period that will terminate upon the earliest of (i) the date that all registrable securities covered by such registration statement or final prospectus, as applicable, have been sold, (ii) the date that all registrable securities covered by such registration statement or final prospectus, as applicable, may be sold without the requirement for us to be in compliance with the current public information required under Rule 144 as to such registrable securities and without volume or manner-of-sale restrictions and (iii) two (2) years after the date of the securities purchase agreement. The registration statement filed pursuant to the registration rights agreement became automatically effective upon filing on March 7, 2024.
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

Interests of Management and Others in Material Transactions
Other than as described elsewhere in this Annual Report on Form 10-K, there are no material interests, direct or indirect, of any of our directors or executive officers, any stockholder that beneficially owns, or controls or directs (directly or indirectly), more than 5% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, in any transaction since January 1, 2023 that has materially affected or is reasonably expected to materially affect us or our subsidiaries.
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
The board of directors has determined that all directors, except Mr. Galbraith, meet the independence requirements under the Nasdaq listing standards, and qualify as “independent directors” under the Nasdaq listing standards. Mr. Galbraith is not considered independent by virtue of being our Chief Executive Officer and President. The board of directors also determined that Mr. Campoy, Mr. Cox and Mr. Miller, who comprise our audit committee, and Dr. Davidson, Dr. Mahony, Dr. Gallagher and Mr. Platshon, who comprise our compensation committee, each satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq listing standards, and Mr. Campoy, Dr. Cesano, Mr. Miller and Mr. Nodelman, who comprise our nominating and corporate governance committee, are independent. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them, including those described in the section titled “– Certain Relationships and Related Transactions.”
As part of the board of directors’ determination that Mr. Miller satisfied the independence requirements under the Nasdaq listing standards and qualifies as an independent director, the board of directors considered the consulting agreement (the “Consulting Agreement”) we entered into in May 2022 with Derek J Miller Consulting LLC, a limited liability company owned by Mr. Miller. Pursuant to the Consulting Agreement, Mr. Miller provided certain consulting services to us, including but not limited to providing advice regarding development of corporate strategy, including corporate messaging, pipeline and technology platform strategies, business development, licensing, investor activities and related matters. In October 2023, we entered into a Termination of Consulting Agreement and Further Amended and Restated Statement of Work #1 with Derek J Miller Consulting LLC, which provided for, among other things, the termination of the Consulting Agreement effective as of November 30, 2023. In total, we paid Mr. Miller an aggregate of approximately $36,000 for such consulting services, of which (i) approximately $22,000 was paid for services rendered prior to Mr. Miller’s appointment to the board of directors and (ii) approximately $14,000 was paid for services rendered after Mr. Miller joined the board of directors.
There are no family relationships among any of our directors, director nominees or executive officers.

Item 14.    Principal Accounting Fees and Services
Principal Independent Accountant Fees and Services
KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 24, 2015.
Aggregate fees billed by our independent auditors, KPMG, for the years ended December 31, 2024 and December 31, 2023, are detailed in the table below:

	2024	2023
	($)(5)	($)(5)
Audit Fees(1)	$751,846	$775,096
Audit Related Fees(2)	—	—
Tax Fees(3)	561,115	507,300
All Other Fees(4)	—	—
Total Fees Paid	$1,312,961	$1,282,396
________________________
(1) Fees for audit service on an accrued basis.
(2) Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3) Fees for professional services rendered for tax compliance, tax advice and tax planning, which include fees of $272,731 for tax compliance in 2024 (2023: $126,486).
(4) All other fees billed by the auditor for products and services not included in the foregoing categories.
(5) Canadian dollar amounts have been converted to U.S. dollars for the purposes of the table. For 2024 and 2023, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7301 and 0.7410, which were the average annual Bank of Canada exchange rates for 2024 and 2023, respectively.
Pre-approval Policies and Procedures
Our audit committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the audit committee or a delegate of the audit committee. The audit committee has delegated pre-approval responsibility to the chair of the audit committee with respect to audit and permissible non-audit services and any associated fees. All services that KPMG provided to us in 2024 and 2023 have been pre-approved by our audit committee.
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

10.1†
Collaboration Agreement, effective as of December 23, 2014, by and among Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 10.22 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.2†
First Amendment to Collaboration Agreement, effective as of May 29, 2017, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on July 18, 2017 and deemed filed under the Exchange Act).

Exhibit No.	Description
10.3*
Second Amendment to Collaboration Agreement, effective as of March 31, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.4*
Third Amendment to Collaboration Agreement, dated June 22, 2020, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2020).

10.5*
Letter Agreement, effective April 20, 2021, by and between Zymeworks BC Inc. and Celgene Corporation and Celgene Alpine Investment Co. LLC. (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.6*
Fourth Amendment to Collaboration Agreement, dated August 4, 2021, by and between Zymeworks BC Inc., Celgene Corporation and Celgene Alpine Investment Co. LLC (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.7†
Collaboration and License Agreement, effective as of December 1, 2015, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.23 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.8†
Side Letter Agreement effective as of January 11, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.9*
First Amendment to Collaboration and License Agreement, effective as of April 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.4 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.10*
Side Letter Agreement effective as of September 30, 2019, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.11*
Side Letter Agreement effective as of February 20, 2020, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited. (incorporated by reference to Exhibit 99.6 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on March 2, 2020).

10.12*
Fifth Amendment to Collaboration and License Agreement, effective as of March 30, 2020, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.11 to Zymeworks BC Inc.’s Annual Report on Form 10-K filed with the SEC on February 24, 2021).

10.13†
Platform Technology Transfer and License Agreement, effective as of April 21, 2016, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 10.24 to Zymeworks BC Inc.’s Registration Statement on Form F-1 filed with the SEC on April 3, 2017).

10.14*
First Amendment to Platform Technology Transfer and License Agreement between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited, dated May 14, 2019 (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2019).

10.15*
Letter Agreement, effective June 4, 2021, by and between Zymeworks BC Inc. and GlaxoSmithKline Intellectual Property Development Limited (incorporated by reference to Exhibit 99.7 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.16†
Collaboration and License Agreement, effective as of November 13, 2017, by and between Zymeworks BC Inc. and Janssen Biotech, Inc., (incorporated by reference to Exhibit 99.1 to a Report of Foreign Private Issuer on Form 6-K furnished to the SEC on November 24, 2017 and deemed filed under the Exchange Act).

10.17†
First Amendment to the Collaboration and License Agreement, effective as of January 14, 2019, by and between Zymeworks BC Inc. and Janssen Biotech, Inc. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.18†
License Agreement, effective as of May 14, 2018, by and between Zymeworks BC Inc. and Daiichi Sankyo Company, Limited (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on May 18, 2018).

Exhibit No.	Description
10.19*
Termination and License Agreement by and between Zymeworks BC Inc. and Daiichi Sankyo Co., Ltd., effective as of February 28, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2023).

10.20†
License and Collaboration Agreement, effective as of November 26, 2018, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on December 6, 2018).

10.21*
First Amendment to Collaboration Agreement, effective March 29, 2021, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.22*
Second Amendment to License and Collaboration Agreement, dated August 10, 2021, by and between Zymeworks BC Inc. and BeiGene Ltd. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 3, 2021).

10.23*
Third Amendment License and Collaboration Agreement by and between Zymeworks BC Inc. and BeiGene, Ltd., dated September 18, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2023).

10.24*
Letter Agreement, effective October 7, 2020, by and between Zymeworks BC Inc. and BeiGene, Ltd. (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.25
Indenture of Lease dated as of January 25, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.29 to Zymeworks BC Inc.’s 2018 Annual Report on Form 10-K filed with the SEC on March 6, 2019).

10.26
Notice and Acknowledgement of Exercise of Expansion Option under Lease, dated as of June 27, 2019, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 99.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.27
Lease Expansion and Modification Agreement, dated as of April 16, 2020, by and between 5th & Main Partnership and Zymeworks BC Inc. (incorporated by reference to Exhibit 99.3 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020).

10.28
Third Lease Modification Agreement, dated February 17, 2021, by and between Zymeworks BC Inc. and 5th & Main Partnership (incorporated by reference to Exhibit 99.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 5, 2021).

10.29
Fourth Lease Modification Agreement, dated May 7, 2021, by and between Zymeworks BC Inc. and 5th and Main Partnership (incorporated by reference to Exhibit 99.5 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2021).

10.30
Lease Amending Agreement, dated April 1, 2022, by and between Zymeworks BC Inc. and 130 E 4th Partnership (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.31
Notice of Assignment of Lease, dated January 1, 2022 from 5th & Main Partnership, 2000 Main Holdings Inc. and Mount Pixel Projects Limited Partnership to Zymeworks BC Inc. (incorporated by reference to Exhibit 10.2 to Zymeworks BC Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2022).

10.32
Direction to Tenants, dated July 9, 2024, from 130 E 4th(2) Partnership, 130 E 4th Property Inc., and 114 East 4th Avenue, LLC to Tenants of 114 East 4th Avenue, Vancouver, BC (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on October 31, 2024).

10.33#
Employment Agreement by and between Zymeworks BC Inc. and Kenneth Galbraith, dated January 5, 2022 (incorporated by reference to Exhibit 10.1 to Zymeworks BC Inc.’s Current Report on Form 8-K filed with the SEC on January 5, 2022).

10.34#
Amendment to Employment Agreement, dated as of December 30, 2022, by and among Kenneth Galbraith, Zymeworks BC Inc. and Zymeworks Management Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 30, 2022).

10.35#
Amendment #2 to Employment Agreement, dated as of January 3, 2024, by and among Kenneth Galbraith and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2024).

Exhibit No.	Description
10.36#
Employment Agreement by and between Zymeworks Pharmaceuticals Limited and Jeffrey Smith, dated January 3, 2023 (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

10.37#	Letter, dated January 5, 2024, from Zymeworks Inc. to Jeffrey Smith (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

10.38 #
Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Leone Patterson, dated July 19, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024).

10.39#	Executive Incentive Compensation Plan (incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2023).

10.40#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.73 to the Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.41#
Amended and Restated Employment Agreement by and between Zymeworks BC Inc., the Company and Paul Moore, dated July 14, 2023 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.42	Notice of Articles of ExchangeCo (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.43	Articles of ExchangeCo (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed with the SEC on August 19, 2022).

10.44#
Amended and Restated Inducement Stock Option and Equity Compensation Plan (and forms of award agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 25, 2024).

10.45#
Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) and UK Sub-Plan to the Amended and Restated Stock Option and Equity Compensation Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2024).

10.46#
Second Amended and Restated Employee Stock Option Plan of the Company (and forms of agreements thereunder) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.47#	Amended and Restated Employee Stock Purchase Plan of the Company (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.48
Sales Agreement, dated August 2, 2024, by and between the Company and TD Securities (USA) LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2024).

10.49*
Amended and Restated License and Collaboration Agreement, dated May 15, 2023, by and between Zymeworks BC Inc. and Jazz Pharmaceuticals Ireland Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 16, 2023).

10.50*, +
Stock and Asset Purchase Agreement, dated April 25, 2023, by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Zanidatamab Inc., and Jazz Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.51*, +
Amendment No. 1 to Stock and Asset Purchase Agreement, dated May 15, 2023, by and between Zymeworks BC Inc., Zymeworks Biopharmaceuticals Inc., Zymeworks Zanidatamab Inc., and Jazz Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.52
Securities Purchase Agreement, dated December 23, 2023, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 26, 2023).

19.1	Insider Trading Policy.

Exhibit No.	Description
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

101
The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2024 and 2023, (ii) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and (vi) Notes to Consolidated Financial Statements.

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
Dated: March 5, 2025

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Galbraith, and Leone Patterson, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	March 5, 2025
Kenneth Galbraith

/s/ Leone Patterson	Executive Vice President, Chief Business and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 5, 2025
Leone Patterson

/s/ Troy M. Cox	Director	March 5, 2025
Troy M. Cox

/s/ Alessandra Cesano	Director	March 5, 2025
Alessandra Cesano

/s/ Susan Mahony	Director	March 5, 2025
Susan Mahony

/s/ Kelvin Neu	Director	March 5, 2025
Kelvin Neu

/s/ Carlos Campoy	Director	March 5, 2025
Carlos Campoy

/s/ Derek Miller	Director	March 5, 2025
Derek Miller

/s/ Nancy Davidson	Director	March 5, 2025
Nancy Davidson

/s/ Scott Platshon	Director	March 5, 2025
Scott Platshon

/s/ Neil Gallagher	Director	March 5, 2025
Neil Gallagher

/s/ Oleg Nodelman	Director	March 5, 2025
Oleg Nodelman