Form 10-Q
period 2025-03-31
Zymeworks Inc.
filed 2025-05-08
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of May 6, 2025 was 69,683,492.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” or information within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business”, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “on track,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:
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
•the possibility that the Fast Track and Breakthrough Therapy designations for any of our product candidates may not expedite regulatory review or approval;
•the U.S. Food and Drug Administration’s (the “FDA”) refusal to accept data from trials we conduct outside the United States;
•disruptions at the FDA and other government agencies caused by funding shortages, global health concerns or changes implemented by the current U.S. Presidential administration;
•changes in regulations and customs, tariffs and trade barriers;
•our discretion to discontinue or reprioritize the development of any of our product candidates;
•the potential for our product candidates to have undesirable side effects;
•that no regulatory agency has made a determination that any of our product candidates are safe or effective for use by the general public or for any indication;
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
•our potential involvement in expensive and time-consuming patent lawsuits;
•the risk that the duration of our patents will not adequately protect our competitive position;
•our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar foreign legislation;
•our ability to protect the confidentiality of our proprietary information;
•our ability to comply with procedural and administrative requirements relating to our patents;
•the risk of claims challenging the inventorship of our patents and other intellectual property;
•our dependency on the abilities of third parties to assert and defend our intellectual property rights for some of our product candidates;
•patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our products;
•our ability to protect our intellectual property rights throughout the world;
•that we will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval which may adversely affect our business;
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
•potential adverse effects to our business from any non-compliance with laws regulating the protection of the environment and health and human safety;
•our ability to retain key executives and attract and retain qualified personnel;
•our ability to manage any organizational growth;
•our exposure to potential securities class action litigation; and

•the possibility that our share price and trading volume could decline if securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business.
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2025

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$76,204	$66,103
Short-term marketable securities (note 5)	189,083	159,673
Accounts receivable	24,594	55,815
Prepaid expenses and other current assets	16,586	18,860
Total current assets	306,467	300,451
Long-term marketable securities (note 5)	56,324	98,428
Long-term prepaids and other assets	9,096	8,919
Deferred tax asset	4,849	4,385
Property and equipment, net	16,685	17,650
Operating lease right-of-use assets	16,723	16,666
Intangible assets, net	3,362	4,576
Goodwill (note 6)	12,016	12,016
Total assets	$425,522	$463,091
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$38,223	$59,838
Income tax payable	127	128
Current portion of operating lease liability (note 11)	3,258	2,740
Deferred revenue (note 9)	23,495	25,588
Total current liabilities	65,103	88,294
Long-term portion of operating lease liability (note 11)	15,174	15,738
Deferred revenue (note 9)	14,607	14,607
Other long-term liabilities (note 7)	856	923
Deferred tax liability	4,815	4,761
Total liabilities	100,555	124,323
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at March 31, 2025 and December 31, 2024, respectively; 69,584,811 and 68,964,319 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively (note 8a)	1,021,950	1,015,618
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of March 31, 2025 and December 31, 2024 (note 8a).	—	—
Exchangeable shares, no par value, 569,902 and 570,637 issued and outstanding shares at March 31, 2025 and December 31, 2024, respectively (note 8a)	8,178	8,188
Additional paid-in capital	154,216	152,249
Accumulated other comprehensive loss	(6,406)	(6,952)
Accumulated deficit	(852,971)	(830,335)
Total stockholders’ equity	324,967	338,768
Total liabilities and stockholders’ equity	$425,522	$463,091
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Revenue
Research and development collaborations (note 9)	$27,110	$10,030
Operating expenses:
Research and development	35,738	32,042
General and administrative	16,985	15,790
Total operating expenses	52,723	47,832
Loss from operations	(25,613)	(37,802)
Other income:
Interest income	3,424	5,920
Other income, net (note 10)	49	304
Total other income, net	3,473	6,224
Loss before income taxes	(22,140)	(31,578)
Income tax expense	(496)	(75)
Net loss	(22,636)	(31,653)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of nil (note 5)	546	(1,121)
Total other comprehensive income (loss)	546	(1,121)
Comprehensive loss	$(22,090)	$(32,774)

Net loss per common share (note 4):
Basic	$(0.30)	$(0.42)
Diluted	$(0.30)	$(0.42)

Weighted-average common stock outstanding (note 4):
Basic	75,171,020	76,214,833
Diluted	75,226,387	76,248,158

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of options	—	—	—	—	84,863	1,208	—	—	(437)	771
Issuance of common stock through employee stock purchase plan	—	—	—	—	74,274	724	—	—	—	724
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	460,620	4,390	—	—	(4,390)	—
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(735)	(10)	735	10	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,794	6,794
Net loss	—	—	—	—	—	—	(22,636)	—	—	(22,636)
Other comprehensive income	—	—	—	—	—	—	—	546	—	546
Balance at March 31, 2025	1	$—	569,902	$8,178	69,584,811	$1,021,950	$(852,971)	$(6,406)	$154,216	$324,967

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of options	—	—	—	—	203,518	2,581	—	—	(626)	1,955
Issuance of common stock through employee stock purchase plan	—	—	—	—	52,905	577	—	—	—	577
Issuance of common stock upon vesting of RSUs	—	—	—	—	224,104	1,939	—	—	(1,939)	—
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,435	3,435
Net loss	—	—	—	—	—	—	(31,653)	—	—	(31,653)
Other comprehensive loss	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Balance at March 31, 2024	1	$—	570,637	$8,188	70,677,106	$1,003,481	$(709,090)	$(7,724)	$143,144	$437,999

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,636)	$(31,653)
Items not involving cash:
Depreciation of property and equipment	981	1,061
Amortization of intangible assets	1,617	702
Stock-based compensation expense	6,402	3,552
Amortization of operating lease right-of-use assets	707	549
Deferred income tax recovery	(410)	(38)
Change in fair value of contingent consideration liability	—	(700)
Unrealized foreign exchange gain	(32)	(487)
Changes in non-cash operating working capital:
Accounts receivable	31,219	(11,468)
Prepaid expenses and other current assets	2,872	(227)
Accounts payable and accrued liabilities	(21,219)	2,278
Operating lease liabilities	(814)	(1,035)
Deferred revenue and other consideration	(2,093)	(259)
Income taxes payable	(1)	50
Net cash used in operating activities	(3,407)	(37,675)
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	772	1,743
Issuance of common stock through employee stock purchase plan	544	386
Net cash provided by financing activities	1,316	2,129
Cash flows from investing activities:
Purchases of marketable securities	(34,032)	(66,509)
Proceeds from marketable securities	46,552	59,847
Acquisition of property and equipment	(16)	(185)
Acquisition of intangible assets	(322)	(469)
Net cash provided by (used in) investing activities	12,182	(7,316)
Effect of exchange rate changes on cash and cash equivalents	10	119
Net change in cash and cash equivalents	10,101	(42,743)
Cash and cash equivalents, beginning of period	66,103	157,557
Cash and cash equivalents, end of period	$76,204	$114,814

Supplemental cash flow information:
Net cash paid during the period for income taxes	$387	$—
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	$765	$—
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	81	—
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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2024.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024.

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
3. Recent Accounting Pronouncements
Recent accounting pronouncements not yet adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. However, these disclosures are not required for interim periods. The standard is to be applied on a prospective basis, with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard on its consolidated financial statements.
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

4. Net loss per share
Net loss per share for the three months ended March 31, 2025 and 2024 was as follows:

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders:
Basic	$(22,636)	$(31,653)
Adjustment for change in fair value of liability classified stock options	(177)	(209)
Diluted	$(22,813)	$(31,862)

Denominator:
Weighted-average common stock outstanding:
Basic	75,171,020	76,214,833
Adjustment for dilutive effect of liability classified stock options	55,367	33,325
Diluted	75,226,387	76,248,158

Net loss per common share – basic	$(0.30)	$(0.42)
Net loss per common share – diluted	$(0.30)	$(0.42)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2025 and 2024 as the effect would be to reduce the net loss per share.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of March 31, 2025:

	March 31, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$37,512	$—	$37,512
U.S. Treasury notes	87,151	105	87,256
Corporate debt securities	64,277	38	64,315
	188,940	143	189,083
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	39,870	49	39,919
Contractual maturity of three to four years:
Corporate debt securities	16,344	61	16,405

	56,214	110	56,324

	$245,154	$253	$245,407

The following table summarizes the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs and mutual funds	$37,166	$—	$37,166
U.S. Treasury notes	71,500	72	71,572
Corporate debt securities	50,993	(58)	50,935
	159,659	14	159,673
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	14,979	2	14,981
Corporate debt securities	65,461	(153)	65,308
Contractual maturity of three to four years:
Corporate debt securities	18,295	(156)	18,139

	98,735	(307)	98,428

	$258,394	$(293)	$258,101

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$58,830				$34,620
Cash equivalents:
Money market funds	$17,374	$—	$—	$17,374	$16,398	$—	$—	$16,398
GICs	—	—	—	—	15,085	—	—	15,085
	$17,374	$—	$—	$76,204	$31,483	$—	$—	$66,103

Marketable securities:
GICs and mutual funds	$37,512	$—	$—	$37,512	$37,166	$—	$—	$37,166
U.S. Treasury notes	87,256	—	—	87,256	86,553	—	—	86,553
Corporate debt securities	—	120,639	—	120,639	—	134,382	—	134,382
	$124,768	$120,639	$—	$245,407	$123,719	$134,382	$—	$258,101

	$142,142	$120,639	$—	$321,611	$155,202	$134,382	$—	$324,204

6. Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2024. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2024, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2025.
7. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Trade payables	$5,223	$3,903
Accrued research and development expenses	25,867	43,114
Goods and services tax payable	5	1,250
Employee compensation and related accruals	2,653	6,222
Fair value of liability classified stock options	707	1,264
Accrued legal, professional fees and other	3,768	4,085
	$38,223	$59,838
Other long-term liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Liability from in-licensing agreements	$447	$447
Finance lease liability (note 11)	28	28
Other	381	448
	$856	$923
8. Stockholders’ Equity
a.Authorized Share Capital and Preferred Stock
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of March 31, 2025, there were 569,902 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2024: 570,637). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net loss per share.
b.Stock Repurchase Program

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

c.Pre-Funded Common Share Warrants
In connection with the private placement completed on December 28, 2023, the Company issued a total of 5,086,521 pre-funded warrants which granted holders of warrants the right to purchase up to 5,086,521 common shares of the Company, at an exercise price of $0.0001 per share.
The pre-funded warrants are exercisable by the holders at any time on or after the original issue date. The pre-funded warrants do not expire unless they are exercised or settled in accordance with the pre-funded warrant agreement. As the pre-funded warrants meet the condition for equity classification, proceeds from issuance of the pre-funded warrants, net of any transaction costs, are recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders will be recorded in common shares. As the amounts required to exercise the warrants are nominal, these instruments are considered in the calculation of basic net loss per share.
As of March 31, 2025, there were 5,086,521 pre-funded warrants outstanding (December 31, 2024: 5,086,521).
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of March 31, 2025, 5,326,769 shares of common stock were available for future award grants under the New Plan (December 31, 2024: 5,196,630 shares of common stock).

On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of March 31, 2025, 390,000 shares of common stock were available for future award grants under this plan (December 31, 2024: 390,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2024:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2024	1,293,970	9.69
Granted	1,176,475	13.22
Vested and settled	(460,620)	9.53
Forfeited, expired	(31,004)	11.56
Outstanding, March 31, 2025	1,978,821	11.80
As of March 31, 2025, there was $11,678 of unamortized RSU expense that will be recognized over a weighted average period of 1.58 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2024	1,082,835	20.36	14.15	4.73	6,485	4,509
Granted	—	—	—
Exercised	(14,177)	8.77	6.11
Forfeited, expired	(3,266)	24.31	16.90
Outstanding, March 31, 2025	1,065,392	20.50	14.25	4.45	3,970	2,760
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2024	7,331,084	12.01	7.97	30,459
Granted	1,551,225	13.18
Exercised	(70,686)	8.28
Forfeited	(64,997)	12.18
Outstanding, March 31, 2025	8,746,626	12.25	8.09	14,571
During the three months ended March 31, 2025, the Company received cash proceeds of $772 from stock options exercised.
The stock options outstanding at March 31, 2025 expire at various dates from October 1, 2025 to March 9, 2035.

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

	Three Months Ended March 31,
	2025	2024

Research and development expense	$3,161	$1,925
General and administrative expense	3,113	1,534
The amounts above include stock-based compensation expense relating to RSUs of $2,280 for the three months ended March 31, 2025 (2024: $1,022).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility	63.1%	65.0%
Risk-free interest rate	4.58%	4.01%
Expected average life of options	6.06 years	6.04 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025	2024
Dividend yield	0%	0%
Expected volatility	47.0%	49.1%
Risk-free interest rate	2.30%	4.10%
Expected average option term	0.63 years	0.77 years
Number of liability classified stock options outstanding	272,330	369,096
At March 31, 2025, the unamortized compensation expense related to unvested options was $18,105. The remaining unamortized compensation expense as of March 31, 2025 will be recognized over a weighted-average period of 1.78 years.

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships. which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended March 31,
	2025	2024
Jazz:
Development support payments	$4,493	$2,066
Drug supply for ongoing studies	2,957	6,218
Other drug supply	2,150	1,578
Royalties	202	—

BeiGene, Ltd. (“BeiGene”):
Drug supply	208	—

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	14,000	—

Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	3,100	—

Research support and other payments from other partners	—	168
	$27,110	$10,030
Since December 31, 2024, there have not been any material changes to the key terms of our collaboration and license agreements.
In January 2025, the Company recognized $14,000 of milestone revenue associated with a clinical milestone under the Company’s 2016 licensing agreement with GSK.
In March 2025, the Company recognized $3,100 of milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to the 2018 license agreement between the Company and Daiichi Sankyo.
Contract Assets and Liabilities
As at March 31, 2025, contract assets from research, collaboration and licensing agreements were $197 (December 31, 2024: $100) and contract liabilities were $38,102 (December 31, 2024: $40,195). As at March 31, 2025 and December 31, 2024, $23,495 and $25,588 respectively, of the contract liabilities is classified as short-term. Contract liabilities relate to deferred revenue from the BeiGene and Jazz agreements.
10. Other income, net
Other income, net, consists of the following:

	Three Months Ended March 31,
	2025	2024
Foreign exchange (loss) gain, net	$(2)	$285
Other	51	19
	$49	$304

11. Leases
The lease for the Company’s office and laboratory spaces in Vancouver, British Columbia, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue, Washington and in Redwood City, California with lease terms expiring between June 2026 and August 2027. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2025	December 31, 2024
Operating lease liabilities:
Current portion	$3,258	$2,740
Long-term portion	15,174	15,738
Total operating lease liabilities	18,432	$18,478
Finance lease liabilities:
Current portion included in other current liabilities	5	28
Long-term portion included in other long-term liabilities	28	28
Total finance lease liabilities	33	56
Total lease liabilities	$18,465	$18,534

Weighted average remaining lease term:
Operating leases	6.1 years	6.4 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.4%	5.4%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed payments for the three months ended March 31, 2025 and 2024 was $1,048 and $1,341, respectively, and were included in net cash used in operating activities in the consolidated statement of cash flows.

As of March 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,042
1 to 2 years	3,659
2 to 3 years	3,202
3 to 4 years	2,960
4 to 5 years	2,582
Thereafter	4,733
Total operating lease payments	21,178
Less:
Imputed interest	(2,746)
Operating lease liabilities	$18,432
The cost components of the operating leases were as follows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Lease expenses:
Operating lease expense	$776	$422
Variable lease expense	616	418
	$1,392	$840
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value. As at March 31, 2025, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
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
At March 31, 2025, the maximum exposure to credit risk for accounts receivable was $24,594, 57% of which was from GSK (December 31, 2024: 95% of receivables from Jazz) and all accounts receivable are due within the next 12 months. As at March 31, 2025 and December 31, 2024, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of loss. At March 31, 2025, the Company’s net monetary liabilities denominated in Canadian dollars were $2,358 (C$3,392), and in Euros were $4,273 (€3,950).
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
The Company’s Chief Operating Decision Maker (“CODM”) is the Chair of the Board of Directors and Chief Executive Officer. The CODM assesses performance for the biotherapeutics segment and decides how to allocate resources to our development pipeline based on the results of our strategic planning, with segment (loss) income being used to monitor performance against the budgeted costs of that strategy. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Revenue and net income for the Company’s biotherapeutics segment are shown below:

	Three Months Ended March 31,
	2025	2024
Revenue from research and development collaborations	$27,110	$10,030

Segment expenses:
Zanidatamab	1,403	3,388
ZW171	2,226	2,298
ZW191	1,706	2,726
ZW220	2,199	3,367
ZW251	3,951	607
Zanidatamab zovodotin	349	2,649
Expense for other preclinical and research programs	5,726	2,810
Salaries and benefits	13,840	13,348
Other research and development expense	4,848	3,741
Other general and administrative expense	7,475	8,283
Total segment expenses	43,723	43,217

Segment loss	(16,613)	(33,187)
Reconciling items:
Depreciation and amortization	(2,598)	(1,763)
Stock-based compensation expense	(6,402)	(3,552)
Change in contingent consideration	—	700
Interest income	3,424	5,920
Other income, net	49	304
Income tax expense	(496)	(75)

Net loss	$(22,636)	$(31,653)

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 5, 2025 and with the securities commissions in all provinces and territories of Canada on March 5, 2025. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.
Overview
Zymeworks is a clinical-stage biotechnology company developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases such as cancer and autoimmune and inflammatory diseases (“AIID”). Zymeworks’ complementary therapeutic platforms and fully integrated drug development engine provide the flexibility and compatibility to precisely engineer and develop highly differentiated antibody-based therapeutic candidates from preclinical candidate screening through to registrational clinical trials.
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
In 2024, the FDA granted accelerated approval of Ziihera® (zanidatamab-hrii) 50mg/mL for injection for intravenous use for the treatment of adults with previously-treated, unresectable or metastatic HER2-positive (“HER2+”) (IHC 3+) second-line biliary tract cancer (“BTC”). Ziihera® is the first and only dual HER2-targeted bispecific antibody approved for HER2+ BTC in the United States. A Biologics License Application (“BLA”) submitted by our partner, BeiGene, has also been accepted for review by the Center for Drug Evaluation (the “CDE”) of the National Medical Products Administration (the “NMPA”) in China. The European Medicines Agency (the “EMA”) has validated our partner Jazz’s marketing authorization application for zanidatamab in second-line BTC, and the EMA Committee for Medicinal Products for Human Use (CHMP) has adopted a positive opinion recommending the conditional marketing authorization of zanidatamab as monotherapy for the treatment of adults with unresectable locally advanced or metastatic HER2+ (IHC 3+) BTC previously treated with at least one prior line of systemic therapy. The CHMP’s recommendation will be reviewed by the European Commission. With initial uptake in BTC in the United States, we look forward to reporting on the outcomes of the European Commission’s review in the European Union (the “EU”), following the positive opinion from the CHMP, and pending regulatory action in China as early as 2Q-2025 with our partners Jazz Pharmaceuticals and BeiGene, as well as the top-line results from the HERIZON-GEA-01 study of Ziihera® expected in 2H-2025. Zanidatamab is also under development for multiple HER2-expressing indications. For additional information regarding these agreements with BeiGene and Jazz, see the section titled “Strategic Partnerships and Collaborations” below.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and regulatory milestone payments relating to the regulatory approval of zanidatamab, we have not generated any revenue related to product approvals or the sale of approved products as of March 31, 2025, and, other than the anticipated receipt of additional royalties and potential regulatory milestone payments relating to future regulatory decisions and sales of zanidatamab, we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to March 31, 2025, we received $1,004.3 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of March 31, 2025, we had $321.6 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of March 31, 2025 will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $22.6 million for the three months ended March 31, 2025 and through March 31, 2025, we had an accumulated deficit of $853.0 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
Wholly-Owned Pipeline
Our wholly-owned programs include novel antibody drug conjugate (“ADC”) and multispecific antibody therapeutics (“MSAT”) candidates, such as T cell engagers (“TCEs”), focusing on highly-expressed targets which provide opportunities for benchmarking in preclinical development and expected clinical differentiation. Our ADC candidates exploit our proprietary topoisomerase 1 inhibitor (“TOPO1i”) payload, ZD06519, while exploring alternate mechanisms of action for longer-term development and leveraging validated peptide-cleavable linkers and stochastic conjugations. With potential for enhanced activity compared to combination therapy, our current MSAT candidates are developed with 2+1 bispecific or trispecific (with co-stimulation or checkpoint inhibition) TCE engineering. These approaches are designed to optimize tumor cell engagement and enhance T cell activation to increase anti-tumor activity while also minimizing cytokine release and off-tumor toxicities.
Solid Tumors in Oncology: Antibody Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets folate receptor α (“FRα”)-expressing tumors including ovarian cancer, endometrial cancer, and non-small cell lung cancer (“NSCLC”), is built using our novel, bystander active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose (“HNSTD”) in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We are optimistic about the prospects of ZW191 and we believe the design features and preclinical profile support the potential of ZW191 to target cancers with lower levels of FRα. This would allow ZW191 to potentially unlock efficacy for both ovarian cancer patients who are unable to receive Elahere, as it is only approved in FRα-high platinum-resistant ovarian cancer (“PROC”), and other indications including endometrial and NSCLC which typically express lower levels of FRα. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aims to enroll 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191.

ZW251: A potential first-in-class ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-sodium-dependent phosphate transporter 2b (“NaPi2b”)), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In non-GLP non-human primate studies, ZW251 was tolerated at doses up to 120 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. We expect to submit an IND to commence Phase 1 clinical studies for ZW251 by mid-2025, with equivalent non-U.S. applications to be submitted thereafter.
ZW220: An ADC that targets NaPi2b-expressing NSCLC and ovarian cancer, is built, like ZW191, using our proprietary bystander active TOPO1i payload technology, ZD06519. The strong and persistent bystander effect of the ZD06519 payload that we have observed in preclinical studies may help overcome NaPi2b heterogeneity across different cancers. The NaPi2b-targeting monospecific antibody incorporated in ZW220 was selected based on a favorable binding profile and enhanced internalization properties to enable targeting of both Napi2b-high and NaPi2b-low expressing tumors. Distinct from ZW191, ZW220 utilizes a DAR-four format paired with mutations in the fragment crystallizable (“Fc”) region to attenuate binding to Fc-gamma family receptors. These features were incorporated in ZW220 with the goal of minimizing potential toxicities associated with expression of NaPi2b in normal lung tissue. NaPi2b is expressed in approximately 83% of ovarian (serous) cancer, 81% of endometrial cancer, and 77% of adenocarcinoma NSCLC. Preclinical data demonstrate that ZW220 is active in models of ovarian cancer and NSCLC with strong anti-tumor activity observed in patient-derived xenograft models and growth inhibition observed in three-dimensional spheroid models. ZW220 is tolerated at high doses in non-GLP animal studies with a maximum tolerated dose (“MTD”) ≥90 mg/kg in non-human primates and ≥200 mg/kg in rats, suggesting the potential for high doses in humans. NaPi2b is a compelling ADC target, and we believe the design of ZW220 may overcome some of the challenges encountered with other NaPi2b-targeted ADCs, including Lifa-V, UpRi, and XMT-1592, and may potentially provide a safe and meaningful benefit to patients with NaPi2b-expressing tumors. We have paused the preparations for the commencement of a Phase 1 study of ZW220 to help facilitate the accelerated development of ZW251. However, we believe ZW220 remains a highly differentiated, IND-ready asset with strong clinical, commercial, and partnership potential.
Solid Tumors in Oncology: Multispecific Antibody Therapeutics (MSATs)
ZW171: A clinical-stage multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format TCE targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression in NSCLC (~36%), making it an appealing target for therapeutic development with our proprietary TCE technology. In preclinical studies, ZW171 has demonstrated potent preferential killing of tumor cells expressing relatively medium to high thresholds of MSLN while sparing cell line models representative of normal tissue MSLN expression, demonstrating reduced potential for on-target-off tumor toxicity. Incorporation of a low affinity anti-CD3 binding domain further mitigates the risk of peripheral T cell activation and cytokine release syndrome. Preclinical data demonstrated that ZW171 exhibits greater anti-tumor activity compared to benchmark in MSLN-expressing tumor models and is well tolerated in cynomolgus monkeys up to 30 mg/kg. We are actively recruiting patients in the global Phase 1, open-label, multicenter study of ZW171, registered under NCT06523803 on clinicaltrials.gov. The study aims to enroll 160 adult patients with advanced MSLN-expressing cancers in North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW171.
ZW209: A novel trispecific T cell engager (“TriTCE”) targeting Delta-like ligand 3 (“DLL3”)-expressing tumor cells, is designed using our clinically validated Azymetric and EFECT platforms. By leveraging obligate cis-T cell binding and conditional cluster of differentiation 28 (“CD28”) engagement, this potentially first-in-class molecule has been designed to prevent unintended T cell activation, while enabling tumor-targeted cytotoxicity. The innovative design has demonstrated differentiated long-term cytotoxicity in vitro at low E:T (effector to target) ratios, with enhanced T cell proliferation and survival, offering significant potential to increase durability of responses in DLL3-expressing cancers. We expect to submit an IND to commence Phase 1 clinical studies for ZW209 in 1H-2026, with equivalent non-U.S. applications to be submitted thereafter.

Autoimmune and Inflammatory Diseases (AIID)
ZW1528: Our first program in AIID, is a novel IL-4R⍺ x IL-33 bispecific molecule designed to address respiratory inflammation such as mixed-type chronic obstructive pulmonary disease (“COPD”) by inhibiting multiple pathways. By blocking three cytokines (IL-4, IL-13 and IL-33) in a single biologic, ZW1528 offers a unique approach to inhibit clinically validated pathways. The bispecific antibody is designed to provide complete, prolonged IL-4R⍺ blockade with simultaneous blockade of IL-33. Based on non-clinical in vitro studies, the bispecific can independently suppress IL-13, IL-4 and IL-33 driven cell signaling equivalent to that achieved with anti-IL-4R⍺ monoclonal antibody (“mAb”) or anti-IL-33 clinical benchmarks mAbs. Furthermore, in preclinical studies, ZW1528-mediated blockade of cytokine-driven activation of human epithelial cells was superior to that achieved with mAbs targeting either IL-4R⍺ or IL-33, indicating potential benefits of dual blockade. Additionally, preclinical studies with human peripheral blood mononuclear cells (“PBMCs”) demonstrate ZW1528 provides blockade of IL-33 mediated effects beyond that achievable with an anti-IL33 benchmark mAb. With native Immunoglobulin G (“IgG”)-like geometry, ZW1528 demonstrates the potential for high manufacturability and incorporates half-life extending Fc modifications. We expect to submit a non-U.S. regulatory filing to commence Phase 1 clinical studies for ZW1528 in 2H-2026, with further non-U.S. applications to be submitted thereafter.
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
Our Proprietary Therapeutic Platforms
Our proprietary capabilities and technologies include several modular, complementary therapeutic platforms that can be used in combination with each other and with existing approaches. This ability to layer technologies without compromising manufacturability enables us to engineer next-generation biotherapeutics with multifunctional activity, which we believe will result in improved patient outcomes. Our platforms include:
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
Recent Developments
Wholly-Owned Programs
In April 2025, we presented six preclinical posters at the American Association for Cancer Research (“AACR”) annual meeting, highlighting progress across our multispecific T cell engager (“TCE”) and ADC platforms. Poster presentations included:
•ZW171, a differentiated 2+1 T cell-engaging bispecific antibody with antitumor activity in a range of mesothelin expressing cancers;
•ZW209, a DLL3 targeted trispecific T cell engager with integrated CD28 co-stimulation, demonstrates safety and potent preclinical efficacy in models of small cell lung cancer;

•ZW327, a novel Ly6E-targeting antibody-drug conjugate bearing a TOPO1i payload; and
•Design and development of biparatopic antibody-drug conjugates against protein tyrosine kinase 7.
Zymeworks scientists coauthored two additional AACR poster presentations leveraging technologies to aid further in design and characterizations of ADCs:
•High throughput quantitative molecular characterization of cytotoxic antibody-drug conjugates in spheroid models for improved functional characterization, screening and candidate selection; and
•In vitro assays for prediction of ADC hematological toxicity: contribution of antibody, linker, and payload.
An abstract highlighting results from recent preclinical research on ZW1528, a novel IL-4R⍺ x IL-33 bispecific molecule, was accepted for poster presentation at the upcoming American Thoracic Society annual meeting:
•Title: ZW1528, A Bispecific Antibody Targeting IL-4Ra And IL-33, Potently Inhibits Key Mediators Of Airway Inflammation (Abstract: 12571)
•Session Category: B33 (Poster Board: P1567)
•Date and Time: May 19, 2025 at 11:30 AM – 13:15 PM PDT
We will be presenting a trial-in-progress poster at the American Society of Clinical Oncology annual meeting on the ongoing first-in-human Phase 1 study for ZW171 (ZWI-ZW171-101):
•Title: Design of a First-in-Human Multicenter Open-Label Study of ZW171, a Mesothelin x CD3 Targeting Bispecific T Cell Engager, in Participants With Advanced Solid Tumors: ZWI-ZW171-101 (Poster Board: 473b)
•Session Category: Developmental Therapeutics - Molecularly Targeted Agents and Tumor Biology
•Date and Time: June 2, 2025 at 13:30 PM – 16:30 PM CDT
We will also be presenting a trial-in-progress poster at the ESMO GynaecologicalCancers Congress annual meeting on the ongoing first-in-human Phase 1 study for ZW191 (ZWI-ZW191-101):
•Title: Design of a First-in-Human Multicenter Open-Label Study of ZW191, a Folate Receptor α–Targeting Antibody-Drug Conjugate Utilizing a Novel TOPO1i Payload, in Participants With Advanced Solid Tumors ZWI-ZW191-101 (Poster Board: 125TiP)
•Session Category: Ovarian Cancer
•Date and Time: June 20, 2025 at 12:40 PM – 13:30 PM CEST
Zanidatamab Clinical Program
In April 2025, our partner Jazz announced that the EMA Committee for Medicinal Products for Human Use (CHMP) has adopted a positive opinion recommending the conditional marketing authorization of zanidatamab as monotherapy for the treatment of adults with unresectable locally advanced or metastatic HER2+ (IHC 3+) BTC previously treated with at least one prior line of systemic therapy. The CHMP’s recommendation will be reviewed by the European Commission, which has the authority to approve medicines in all EU member states, Iceland, Norway and Liechtenstein. A final decision is expected in the coming months.
In April 2025, our partner Jazz presented two encore trials-in-progress presentations for zanidatamab at the AACR annual meeting titled:
•HERIZON-BTC-302: A phase 3 trial of zanidatamab with standard-of-care (“SOC”) therapy vs SOC therapy alone for first-line treatment of human epidermal growth factor receptor 2 (HER2)‑positive advanced/metastatic biliary tract cancer; and
•EmpowHER-303: A phase 3 study of zanidatamab vs trastuzumab with physician’s choice of chemotherapy in patients with HER2+ metastatic breast cancer whose disease progressed on trastuzumab deruxtecan.

In April 2025, our partner Jazz announced their participation at the 2025 American Society of Clinical Oncology annual meeting with three zanidatamab abstracts accepted for presentation. Details of the accepted abstracts as well as presentation dates are as follows:
•Long-term outcomes and overall survival (OS) for zanidatamab + chemotherapy in HER2- positive (HER2+) advanced or metastatic gastroesophageal adenocarcinoma (mGEA): 4-year follow-up of a phase 2 trial. The presentation is scheduled to take place on Monday, June 2, 2025, 11:30 AM CDT, Rapid Oral Abstract – Gastrointestinal Cancer—Gastroesophageal, Pancreatic, and Hepatobiliary
•Concordance Analysis Between HER2 Immunohistochemistry (IHC) and In Situ Hybridization (ISH) and a Translational Analysis of Plasma ctDNA in Patients With Biliary Tract Cancer (BTC): An Exploratory Analysis From Phase 2 HERIZON-BTC-01 Trial. The presentation is scheduled to take place on Saturday, May 31, 2025, 9:00 AM CDT, Poster Session – Gastrointestinal Cancer—Gastroesophageal, Pancreatic, and Hepatobiliary
•Survival outcomes for zanidatamab compared with chemotherapy in HER2-positive biliary tract cancer (BTC): HERIZON BTC-01 vs a real-world (RW) external control arm (ECA). The presentation is scheduled to take place on Saturday, May 31, 2025, 9:00 AM CDT, Poster Session – Gastrointestinal Cancer—Gastroesophageal, Pancreatic, and Hepatobiliary
Ziihera® net product sales by Jazz were $2.0 million in the three months ended March 31, 2025. In the three months ended March 31, 2025, our royalties from net sales by Jazz were $0.2 million and have been reflected in our financial statements.
Other Matters
In January 2025, we recognized $14.0 million in milestone revenue from GSK in relation to a clinical milestone under our 2016 platform technology transfer and license agreement with GSK, which milestone was achieved in January 2025 and paid in April 2025. Following receipt of this $14.0 million milestone in April 2025, we remain eligible to receive up to $203.5 million in research and development milestone payments, up to $867.0 million in commercial milestone payments, and tiered royalties in the low to mid-single digits on product sales.
In March 2025, we recognized and received $3.1 million in milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to our 2018 license agreement with Daiichi Sankyo. Following receipt of this $3.1 million milestone, we remain eligible to receive up to $60.3 million in development milestone payments, up to $170.0 million in commercial milestone payments, and tiered royalties ranging from the low single digits up to 10% on future product sales.
In April 2025, we announced the appointment of Sabeen Mekan, M.D., as Senior Vice President, Clinical Development.
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
Through collaboration agreements with Jazz and BeiGene relating to our programs for zanidatamab and zanidatamab zovodotin, we have received $471.0 million through March 31, 2025 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeiGene with respect to zanidatamab, as of March 31, 2025, we remain eligible to receive up to $1.53 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition to the payments we have received through our collaboration agreements with Jazz and BeiGene relating to zanidatamab and zanidatamab zovodotin, as of March 31, 2025, we have received approximately $186.6 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation (now a Bristol-Myers Squibb company,

“BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), Janssen Biotech, Inc. (now known as J&J Innovative Medicine,“J&J”), and Merck Sharp & Dohme Research GmbH (“Merck”). Through these strategic partnerships and collaborations, as of March 31, 2025, we remain eligible to receive up to $1.03 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms. There have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2024. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue other than zanidatamab royalties from the commercialization and sale of any of our product candidates that obtain regulatory approval. We may never succeed in achieving regulatory approval for any of our current or future product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation, tariffs and trade policies. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. We expect our research and development expenses to increase in the future, subject to periodic fluctuations, as we continue to advance, expand and complete the clinical development of our product candidates, support our ongoing collaborations, and conduct our ongoing preclinical research activities.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2024.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2025 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2025 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2025	2024

Revenue from research and collaborations	$27.1	$10.0	$17.1	171%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $17.1 million in the three months ended March 31, 2025 compared to the same period in 2024. Revenue for the three months ended March 31, 2025 included $14.0 million of milestone revenue from GSK in relation to a clinical milestone under our 2016 platform technology transfer and license agreement, $3.1 million of milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to the 2018 license agreement, $9.6 million for development support and drug supply revenue and $0.2 million royalty revenue from Jazz, and $0.2 million of drug supply revenue from BeiGene. Revenue for the same period in 2024 included $9.9 million for development support and drug supply revenue from Jazz and $0.2 million from our other partners for research support and other payments.
Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2025	2024

Third-party research and development program expenses:
Zanidatamab	$1.4	$3.4	$(2.0)	(59)%
Zanidatamab zovodotin	0.3	2.6	(2.3)	(88)%
ZW171	2.2	2.3	(0.1)	(4)%
ZW191	1.7	2.7	(1.0)	(37)%
ZW220	2.2	3.4	(1.2)	(35)%
ZW251	4.0	0.6	3.4	567%
Other preclinical and research programs	5.7	2.8	2.9	104%
	17.5	17.8	(0.3)	(2)%
Unallocated departmental research and development expenses:
Salaries and benefits	9.5	8.6	0.9	10%
Stock-based compensation expense	3.3	2.0	1.3	65%
Other unallocated expenses	5.4	3.6	1.8	50%
Research and development expense	$35.7	$32.0	$3.7	12%
Research and development expense increased by $3.7 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in research and development expense in 2025 was primarily due to an increase in expenses for ZW251 for IND enabling studies and other preclinical and research activities, primarily due to preclinical development expenses for ZW209 and increased discovery work towards identifying novel targets and therapeutic areas. These were partially offset by a decrease in expenses for ZW191 as an IND-enabling toxicology study was completed during the three months ended March 31, 2024, by a decrease in expenses for ZW220 as cell line and CMC process development was completed in 2024, by a decrease in expenses for zanidatamab, due to reduced manufacturing and clinical support following BLA approval in 2024, and by a decrease in expenses for zanidatamab zovodotin, due to our decision to discontinue the zanidatamab zovodotin clinical development program. Increase in salaries and benefits in 2025 was primarily due to severance costs while stock-based compensation expense in 2025 increased primarily due to new stock award grants during 2025. Increase in other expenses were primarily due to increase in rent and consulting expenses, as well as the recovery due to the reversal of a contingent liability in 2024.

General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2025	2024

Salaries and benefits	$4.4	$4.8	$(0.4)	(8)%
Stock-based compensation expense	3.1	1.6	1.5	94%
Professional fees, consulting and business insurance	4.9	5.4	(0.5)	(9)%
Other general and administrative expenses	4.6	4.0	0.6	15%
General and administrative expense	$17.0	$15.8	$1.2	8%
General and administrative expense increased by $1.2 million for the three months ended March 31, 2025 compared to the same period in 2024. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense as a result of new stock award grants in 2025 and an increase in amortization expense of capitalized software and software subscription expenses. This was partially offset by a decrease in salaries and benefits due to a decrease in severance costs and external consulting expenses for information technology compared to the same period in 2024.
Other Income, net

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2025	2024

Other income, net	$3.5	$6.2	$(2.7)	(44)%
Other income, net decreased by $2.7 million for the three months ended March 31, 2025 compared to the same period in 2024. Other income, net for 2025 included $3.4 million in interest income. Other income, net for the three months ended March 31, 2024 included $5.9 million in interest income and a $0.3 million net foreign exchange gain and other miscellaneous amounts. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements, and due to a decrease in the average yield of these investments compared to the same period in 2024.
Income Tax

	Three Months Ended March 31,		Increase/ (Decrease)
	2025	2024
(dollars in millions)

Income tax expense	$0.5	$0.1	$0.4	400%
Income tax expense increased by $0.4 million for the three months ended March 31, 2025, compared to the same period in 2024. The increase was primarily due to withholding taxes incurred on revenue recognized in the period.

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
As of March 31, 2025, we had $321.6 million of cash, cash equivalents, and marketable securities, comprised of $76.2 million in cash and cash equivalents and $245.4 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(3.4)	$(37.7)
Financing activities	1.3	2.1
Investing activities	12.2	(7.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.1
Net change in cash and cash equivalents	$10.1	$(42.7)
Operating Activities
During the three months ended March 31, 2025, cash used in operating activities was $3.4 million compared to $37.7 million for the same period in 2024. The decrease in net cash used in operating activities was primarily due to favorable movements in working capital compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2025 included net proceeds of $0.8 million from stock option exercises and $0.5 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash provided by financing activities for the three months ended March 31, 2024 included net proceeds of $1.7 million from stock option exercises and $0.4 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2025 primarily related to net proceeds from marketable securities of $12.5 million partially offset by cash outflows of $0.3 million for the expenditures for software implementation. Net cash used in investing activities for the three month period ended March 31, 2024 primarily related to net purchases of marketable securities of $6.7 million and cash outflows of $0.7 million for the expenditures for software implementation and acquisition of property and equipment in our office and laboratory spaces in Canada and the United States.
Funding Requirements
In the quarter ended December 31, 2024, we began recognizing royalty revenue from sales of zanidatamab by our partner Jazz. However, we have not generated revenue from sales of any of our wholly-owned product candidates as of March 31, 2025 and we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our current or future product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses, subject to periodic fluctuations, in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. We have based these estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain, and therefore it is difficult to predict the actual funds we will require to complete the research, development and commercialization of product candidates. See Part II, Item 1A, “Risk Factors – Risks Related to Our Business and the Development and Commercialization of Our Product Candidates” and “Risk Factors – Risks Related to Our Dependence on Third Parties.”
Additionally, on August 1, 2024, our board of directors authorized the Repurchase Program, under which we may repurchase up to $60.0 million of our common stock. As of the date of this report, there is $30.0 million of remaining capacity under the Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. As of March 31, 2025, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of May 6, 2025, 69,683,492 shares of common stock were issued and outstanding. In addition, as of May 6, 2025, we had 5,086,521 shares of common stock issuable pursuant to 5,086,521 pre-funded warrants, 4,787,713 shares of common stock issuable pursuant to 4,787,713 exercisable outstanding stock options, 4,909,448 shares of common stock issuable pursuant to 4,909,448 outstanding options that were not exercisable at that date, and 1,895,565 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement, we issued to the Share Trustee one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. For additional information and meaning of defined terms referenced in this paragraph, please see notes 1 and 8a of our interim condensed consolidated financial statements as of and for the quarter ended March 31, 2025, within this Quarterly Report on Form 10-Q.
As of May 6, 2025, 854,631 Exchangeable Shares have been exchanged on a one-to-one basis for 854,631 shares of our common stock and 569,902 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 569,902 shares of our common stock.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
Summary of Risk Factors
Below is a summary of the principal factors that make an investment in shares of our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC, before making an investment decision regarding shares of our common stock.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of March 31, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
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
Following the transfer of the zanidatamab development program to Jazz and the discontinuation of our zanidatamab zovodotin clinical development program following a strategic business review, we have been focused on the development of our early-stage product candidates and general discovery efforts. We are currently recruiting patients in ongoing global Phase 1, open-label, multicenter studies of ZW191 and ZW171 in North America, Europe, and the Asia-Pacific region.
The commencement or completion of ongoing or planned clinical trials could be substantially delayed, prevented or suspended by many factors, including:
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
•inconclusive or negative results or unforeseen complications in clinical trials;
•a breach or suspension or termination pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates;
•failure to conduct our clinical trials in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial; and
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial.
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
The success of other product candidates we may develop will depend on many factors, including generating sufficient data to support the initiation or continuation of clinical trials and obtaining regulatory permission to initiate clinical trials. Even if we successfully advance any other product candidates into clinical development, their success will be subject to the clinical, regulatory and commercial risks described elsewhere in this “Risk Factors” section. We cannot assure you that we will ever be able to discover, develop, obtain regulatory approval of, commercialize or generate significant revenue from our other product candidates.
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
We are subject to risks that the FDA, the EMA or other comparable foreign regulatory authorities could revoke approval of any therapies with which zanidatamab or any other product candidate that receives marketing approval is approved for use. We are also subject to the risk that safety, efficacy, manufacturing or supply issues could arise with such therapies. In addition, it is possible that existing therapies with which zanidatamab or our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment, which could result in such products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable foreign regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable foreign regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
Additionally, if the third-party providers of therapies or therapies in development with which zanidatamab or our product candidates is approved for use are unable to produce sufficient quantities for clinical trials or for commercialization of our product candidates, or if the cost of combination therapies is prohibitive, our development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
If we are unable to successfully develop any required companion diagnostic tests for our product candidates, or experience significant delays in doing so, or rely on third parties in the development of such companion diagnostic tests, we may not realize the full commercial potential of our product candidates.
If we develop a product candidate for which there are no commercially available diagnostic tests for identifying the appropriate patient population to ensure safe and effective use of such candidate, the FDA may require us to develop a companion diagnostic plan in conjunction with clinical development and regulatory approval for our product candidate. Lack of a reliable commercially available companion diagnostic can introduce uncertainties in the regulatory process for our product candidate. Developing a companion diagnostic or working with a third party to develop such companion diagnostic for our product candidate will require more resources and could expose us to additional liabilities related to government regulation of companion diagnostics. If the FDA expects to review and approve simultaneously marketing submissions for a therapeutic candidate and its companion diagnostic, any delay in obtaining the appropriate marketing authorization for a companion diagnostic or laboratory-developed test could delay the drug approval.
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

Disruptions at the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If funding shortages, staffing limitations or other factors hinder or prevent the FDA from conducting their regular inspections, reviews or other regulatory activities, there could be a significant impact on the ability of the FDA to timely review and process our regulatory submissions, which could have a material impact on our business.
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
The life sciences industry is highly competitive and subject to rapid and significant technological change. We are developing biotherapeutics that will compete with other drugs and therapies that currently exist or are being developed. Products we may develop in the future are also likely to face competition from other drugs and therapies, some of which we may not currently be aware. We have competitors in the United States and internationally, including major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of our competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we do. Large pharmaceutical companies, in particular, have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we develop obsolete. As a result of these factors, our competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing products in our field before we do. Specifically, there are a large number of companies developing or marketing treatments for cancer and AIID, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using various antibody therapeutic platforms to address specific targets.
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
The FDA granted Orphan Drug Designation to zanidatamab for the treatment of BTC and gastric cancer, including cancer of the gastroesophageal junction, the EMA granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we or our strategic partners may seek Orphan Drug Designation for zanidatamab or other product candidates for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the “same drug”, as defined under the FDA orphan drug regulation, for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The loss of Orphan Drug Designation could have a negative effect on our ability to successfully commercialize our product candidates, earn revenues and achieve profitability.
Aside from the orphan drug exclusivity for zanidatamab, even if we obtain orphan drug exclusivity for other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, even after an orphan drug is approved, the FDA can subsequently approve the “same drug” for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we or our strategic partners are unable to manufacture sufficient supply of a product to meet the needs of patients, the FDA can withdraw orphan exclusive marketing rights or approve another marketing application for the “same drug” product before the expiration of the exclusivity period.
Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The U.S Supreme Court’s June 2024 Chevron decision may invite lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Further, the current U.S. Presidential administration, along with new leadership at the FDA, may issue new policies and regulations. Executive actions under the current U.S. Presidential administration, such as layoffs, a hiring freeze and budget cuts, may also disrupt the normal operations of federal agencies. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such product candidates outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approvals could result in significant delays, difficulties and costs and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Zanidatamab is the only product developed using our therapeutic platforms to have received FDA approval, and as of the date of this report, no approvals in international markets have been obtained. Such approval was received by our strategic partner Jazz, and we do not have experience in obtaining regulatory approval in the United States or international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
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
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts have resulted in a pipeline of product candidates directed at various cancers and AIID, we may not be able to develop product candidates that are safe and effective. Although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our stock price.
Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. For example, in November 2024 the FDA granted accelerated approval for Ziihera® for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. However, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial.
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
Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Our business also may be impacted by new policies and leadership at the FDA and other federal agencies under the current U.S. Presidential administration. Such changes may delay our interactions and submissions with the FDA, our clinical development timeline, or result in increased compliance costs. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the full impact of the U.S. Supreme Court’s decision overruling the Chevron doctrine, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.
The FDA strictly regulates manufacturers’ promotional claims of drug products. In particular, a drug product may not be promoted by manufacturers for uses that are not approved by the FDA, as reflected in FDA-approved labeling, although healthcare professionals are permitted to use drug products for off-label uses. The FDA, among other government agencies, actively enforces the laws and regulations prohibiting manufacturers’ promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including large civil and criminal fines, penalties, and enforcement actions. The FDA has also imposed consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed for companies that engaged in such prohibited activities. If we cannot successfully manage the promotion of any approved product candidates, we could become subject to significant liability, which would materially adversely affect our business and financial condition.
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
Patients with cancer and other diseases targeted by zanidatamab and our product candidates are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to zanidatamab or our product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end the opportunity to receive or maintain regulatory approval to market zanidatamab or our product candidates, or require us or our strategic partners to suspend or abandon commercialization efforts. Even in circumstances in which we do not believe that an adverse event is related to zanidatamab or our product candidates, the investigation into the circumstance may be time-consuming or inconclusive, and may result in reputational harm. These investigations may interrupt our sales efforts, delay our regulatory approval process in other countries, or impact and limit the type of regulatory approvals zanidatamab or our product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we, our strategic partners or any of our third-party manufacturers encounter manufacturing difficulties, our ability to provide supply of our product candidates for clinical trials or any approved products for patients could be delayed or prevented.
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and foreign regulations. Prolonged uncertainty in trade relationships could result in supply chain disruptions, packaging issues, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we are evaluating steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. Additionally, if contaminants are discovered in the supply of our products or product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our products or product candidates will not occur in the future. Even if any of our product candidates is approved, these manufacturing difficulties and supply chain risks will persist and an inability to source sufficient commercial supply would materially and negatively impact our commercialization efforts and financial results. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. While we currently outsource all manufacturing to third parties, we and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures relating to these laws comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials. In addition, manufacturing methods and formulation changes for product candidates advancing towards commercialization carry the risk that such product candidates may perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. While such changes are common and intended to help optimize processes and results during the development process, any of these changes could increase costs, cause delays and impact our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
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
Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure and those that our CROs and our other third-party service providers may use in the past have been subject to, and may be vulnerable to, attacks by hackers or other third parties, viruses, ransomware or other malicious code, vulnerabilities or other means of causing breaches, incidents, outages, interruptions or compromises due to causes such as inadvertent or intentional actions by our employees, contractors, business partners, and/or other third parties, or from cyber-attacks by malicious third parties (including supply chain cyber-attacks or the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of systems or information). The risks of these types of incidents and other matters occurring may be heightened in connection with geopolitical events. Any such incident or other matter could compromise systems and networks used in our business and lead to system and other operational outages, interruptions and disruptions and the loss, destruction, alteration, disclosure or dissemination of, or prevention of access, damage or unauthorized access to, our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws and regulations, including those that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities.
Although we have implemented security measures and a formal enterprise security program designed to prevent unauthorized access to sensitive data, and make use of third-party service providers to perform certain operational and security functions on our behalf, there is no guarantee that we or our third-party service providers can, or have been able to, protect our systems or networks or other systems or networks used in our business from security breaches, incidents, outages, interruptions, compromises, or vulnerabilities, or that we or they have been or will be able to identify, identify the cause of or otherwise respond to any actual or potential security breach, incident, outage, interruption, compromise or vulnerability. We have engaged in efforts to improve our security measures, and we expect to continue to incur additional expenses in further efforts to do so, whether in response to actual or perceived security breaches or incidents, compromises, outages, interruptions, vulnerabilities or otherwise. Any loss, destruction, alteration, disclosure or dissemination of, or prevention of access, damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Most drug manufacturers are not directly subject to HIPAA, but prosecutors increasingly are using HIPAA-related theories of liability against drug manufacturers and their agents and we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Furthermore, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach, as defined by HIPAA, and, in some cases, the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. In addition to HIPAA, other applicable data privacy and security obligations may require us to notify relevant stakeholders of any security breaches or incidents that result in the unauthorized disclosure or dissemination of personal information. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to adverse impacts.
Furthermore, the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems or otherwise relating to their collection, storage or processing of data could also have a material adverse effect on our business.
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.
U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective in January 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance (up to $7,500 per violation) as well as a limited private right of action in connection with certain data breaches. The California Privacy Rights Act of 2020, which went into effect in January 2023, expanded the CCPA in numerous ways and established a new California Privacy Protection Agency to implement and enforce the law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA. Other privacy and security laws address specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. While exemptions to some of these laws may apply to portions of our business, these laws’ enactment and evolving interpretations may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.

We may also become subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. In particular, the European Economic Area (“EEA”), the UK and Switzerland have adopted laws and regulations addressing privacy, data protection and security that impose significant compliance obligations. These laws and regulations are subject to frequent revisions and differing interpretations and have generally become more stringent over time.
The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes numerous requirements, including, for example, high standards for obtaining consent, requirements for more robust disclosures to individuals and strengthened individual data rights, required data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party data processors. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. The GDPR provides for fines of up to the greater of €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties; further, the GDPR permits other forms of relief and recovery, and other national and local data protection laws provide for additional penalties and relief. Adverse publicity relating to actual or alleged GDPR noncompliance also could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover.
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
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA, including judicial challenges in the Fifth Circuit Court and the U.S. Supreme Court. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the current U.S. Presidential administration will impact our business, financial condition and results of operations. Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
Further, many states have proposed or enacted legislation and administrative actions that seek to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, the FDA has authorized Florida to develop a drug importation program to import certain prescription drugs from Canada for a limited period to help reduce drug costs, provided that Florida’s Agency for Health Care Administration meets the requirements set forth by the FDA. Other states may follow Florida. Additionally, a number of states are considering or have enacted state drug price transparency and reporting laws that could substantially increase compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products candidates. We cannot be sure of the extent of these and future legislative and regulatory efforts, whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. Increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval and subject us to more stringent product labeling and post-marketing testing and other requirements. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate, if approved, is prescribed or used.
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
Our business is subject to risks associated with conducting business internationally. We have physical operations and personnel in North America, Europe and Asia, and some of our suppliers and collaborative and clinical trial relationships are located outside the United States. Accordingly, our future results could be harmed by a variety of factors, including:
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
•changes in U.S. or non-U.S. regulations and customs, tariffs and trade barriers, including any changes that nations may impose as a result of political tensions, including tensions between Canada and China or the United States and China;
•changes in non-U.S. currency exchange rates and currency controls;
•fluctuations in the U.S. dollar, particularly a weakening of the U.S. dollar against foreign currencies;
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, treatment of intellectual property, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, there have been legislative proposals that would limit the extension of certain specific types of government contracts or renewals, loans, or grants to companies that may do business with select Chinese biotechnology equipment or service providers. If enacted, such legislation will preclude certain U.S. biotechnology companies from using equipment or services produced or provided by those Chinese biotechnology companies when performing on specified types of agreements with the U.S. government. Others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the United States. We cannot predict whether any proposed legislation will be enacted, what executive actions may implicate these kinds of service relationships, or what other actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States.

Relatedly, the United States has recently enacted significant new tariffs on a number of countries, including China. The current U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Additionally, these developments and their direct and indirect impacts could also weaken the U.S. dollar against foreign currencies, which may adversely affect our business, including as a result of increased costs for goods and services denominated in currencies other than the U.S. dollar. These effects may also negatively impact our partners. Any of these factors could depress economic activity and restrict our access to third party services as well as disrupt the supply chain for the sourcing of our product candidates. For example, the early-stage clinical supplies for our internal pipeline are currently sourced from China, and while we are actively monitoring tariffs and evaluating other locations for future clinical product requirements, our mitigation efforts may not be successful and our business may be adversely affected. We also run a portion of our global clinical studies and utilize clinical trial sites in non-U.S. locations; we cannot predict how these non-U.S. locations may be impacted by tariffs or a broader trade war among different nations. If we or our partners are unable to obtain or use services from existing service providers, unable to source supplies of product candidates or approved drugs, or unable to export or sell approved products or export or sell approved products at competitive prices, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

In addition, the U.S. Presidential administration has indicated that it views foreign pharmaceutical manufacturing as a national security concern. As a result, the Department of Commerce has initiated an investigation into imports of pharmaceuticals and pharmaceutical products. If a threat is determined to exist, the U.S. Presidential administration could impose new and/or additional pharmaceutical-specific tariffs or take other actions. While we cannot predict the outcome of this investigation and whether or not it will result in the imposition of additional tariffs, if additional tariffs are imposed, it could materially increase our costs and also further complicate our supply chain for the manufacture and importation of our product candidates.
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
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians or their immediate family members; and
•analogous and similar state and foreign laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
In addition to potential risks discussed above at the risk factor entitled “Our business may become subject to economic, political, regulatory and other risks associated with international operations”, we are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to sell our products outside of the United States once we enter a commercialization phase, or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of March 31, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2024 and 2023 were $122.7 million and $118.7 million, respectively, while our net loss for the three months ended March 31, 2025 was $22.6 million. As of March 31, 2025, our accumulated deficit was $853.0 million. Our revenue as of March 31, 2025 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. We do not anticipate being net income positive on a regular basis for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of March 31, 2025, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.
We have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. Zanidatamab is the only product candidate developed with our therapeutic platforms that has received regulatory approval, and we and our strategic partners are still developing other product candidates. To become and remain profitable, we or our strategic partners must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing product candidates, obtaining regulatory approval for such product candidates, and manufacturing, marketing and selling those product candidates for which we may obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales or royalties that is significant enough to achieve profitability. While we are receiving royalties from sales of zanidatamab, we do not anticipate generating revenue from sales of our wholly-owned product candidates in the near term. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations. A decline in the value of our company could also cause our stockholders to lose all or part of their investment.
We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We currently have two clinical-stage product candidates, ZW171 and ZW191. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing its clinical development in the United States and other jurisdictions not covered by our license to BeiGene. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties under our arrangement with Jazz. We are focused on the development of our early-stage product candidates and general discovery efforts. Following the clearance of our IND applications for both ZW171 and ZW191, we have received approvals to proceed in selected non-U.S. countries in relation to our Phase 1 study sites in Europe and the Asia-Pacific region.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. For example, in August 2024, we entered into the Cowen Sales Agreement with TD Cowen as sales agent to sell shares of our common stock from time to time through an “at-the-market” equity offering program, subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
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
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, J&J and Merck. These relationships also have provided us with non-dilutive funding for our wholly-owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including the following:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates (for example, each of our collaboration and license agreements with Jazz, BeiGene, BMS, GSK, Daiichi Sankyo, J&J and Merck may be terminated for convenience upon the completion of a specified notice period);
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
Strategic partnerships are complex and time-consuming to negotiate and document. In addition, there have been and may continue to be a significant number of business combinations among large pharmaceutical companies that have resulted in and may in the future result in a reduced number of potential strategic partners. If we are unable to reach agreements with suitable strategic partners on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our therapeutic platforms and our business may be materially and adversely affected.
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
In addition, disruptions to ports and other shipping infrastructure may result in shortages or delays impacting the availability of materials and other supplies, which could negatively impact our manufacturers, suppliers and other third parties on whom we rely. While we have not suffered any direct, material negative impacts from supply chain disruptions to date, we cannot be certain that we will not be impacted by any such disruptions in the future, which could increase our costs or negatively impact our development timelines.
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
Switching or adding CROs or other suppliers can involve substantial cost and require extensive management time and focus, and there is a natural transition period when a new CRO or supplier commences work. As a result, delays may occur, which can materially impact our ability to meet our desired clinical development timelines. If we are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business.
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
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents and patent applications held by third parties cover Fab and Fc region engineering methods for bispecific antibodies, and antibodies having mutations in Fab heavy and light chain regions and Fc regions to generate correctly paired bispecific antibodies. In addition, we are aware of certain third-party patents and patent applications that generally encompass topoisomerase 1 inhibitors. If our or our strategic partners’ product candidates or products are covered by any claims of these patents or patents that may issue from these applications, and if licenses for them are not available on commercially reasonable terms or at all, we or our strategic partners are unable to invalidate or render unenforceable those patents, or we or our strategic partners are unable to reengineer such product candidates or products, our business could be materially harmed.
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
In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights are commonplace. Any such lawsuits and proceedings could be costly and could affect our results of operations and divert the attention of our management and scientific personnel. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. There is a risk that a court would decide that we or our strategic partners are infringing a third party’s patents and would order us or our strategic partners to stop the activities or stop the manufacture, use, or sale of any product covered by the patents. In that event, we or our strategic partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court would order us or our strategic partners to pay third-party damages or some other monetary award, depending upon the jurisdiction. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed, and we may be required to cease using the technology at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.
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
Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the U.S. Patent and Trademark Office (“USPTO”) and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.
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
Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. These challenges could be initiated in the courts or administratively in various patent offices. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable or file an administrative action to invalidate our patent. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.
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
Geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors or licensees and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors or licensees. For example, in March 2025, the Chinese government issued regulations for implementation of the 2021 Anti-Foreign Sanctions Act. These regulations expand the Chinese government’s ability to seize certain assets, including intellectual property, of foreign entities in response to foreign sanctions, including those by the United States. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.
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
Many of the risks associated with usage of open source software, such as the lack of warranties or assurances of title, cannot be eliminated, and if not properly addressed, could have an adverse effect on our business, financial condition and results of operations.
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
As of March 31, 2025, we had 299 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. As our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand or modify our development, manufacturing, regulatory sales and marketing capabilities or contract with other organizations to provide these capabilities for us. We believe the need for future expansion or modification in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion or modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth or organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth or organizational modifications, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth or organizational modification.

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
•changes in regulations and customs, tariffs and trade barriers, or the perception that any of them could occur;
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
We may fail to meet the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). If Nasdaq delists our shares of common stock from trading on its exchange, we could face significant material adverse consequences, including:
•significant impairment of the liquidity for and visibility of our common stock, which may substantially decrease the market price of our common stock;
•a limited availability of market quotations for our securities;
•a determination that our common stock qualifies as a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;
•a limited amount of news and analyst coverage for our company; and
•a loss of confidence of potential industry partners, lenders and employees, which may harm our ability to pursue our business strategy, issue additional securities or obtain additional financing in the future.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 56.6% of our outstanding common stock as of March 31, 2025. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 25.0% of our outstanding common stock as of March 31, 2025. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
Opting to forego an attestation to the effectiveness of our internal control over financial reporting from our independent registered public accounting firm may have a detrimental impact on our ability to maintain the adequacy of our internal control over financial reporting, and any failure to maintain adequacy, or inability to produce accurate financial statements or other reports on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. As a result of our decision to rely on certain of these disclosure exemptions, the information we provide stockholders will be different than the information that is available with respect to other public companies and some investors may find our shares of common stock less attractive, which may result in a less active trading market for our common stock and the market price of our common stock may be more volatile.
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
In August 2024, our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $60.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of March 31, 2025, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

On August 1, 2024, our board of directors authorized the Repurchase Program, whereby we may repurchase up to $60.0 million of our outstanding common stock, par value $0.00001 per share. No shares were repurchased under this program during the three months ended March 31, 2025. As of March 31, 2025, $30.0 million remained authorized for repurchase under the Repurchase Program.
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

3.4	Certificate of Designations of Special Voting Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.1*	Fifth Amendment to Collaboration Agreement, effective March 3, 2025, by and between Zymeworks BC Inc. and Celgene Corporation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 (unaudited) and December 31, 2024 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month period ended March 31, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three month periods ended March 31, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three month period ended March 31, 2025 and 2024 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

#	Indicates management contract or compensatory plan.
*
Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	May 8, 2025

By:	/s/ Leone Patterson
	Name:	Leone Patterson
	Title:	Executive Vice President, Chief Business Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 8, 2025