Form 10-Q
period 2025-06-30
Zymeworks Inc.
filed 2025-08-07
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of August 5, 2025 was 75,166,196.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2025

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
•the evolution of our business strategy related to anticipated and potential future milestones and royalty streams and existing and potential new partnerships; and
•our ability to predict and manage government regulation.
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
•our ability to comply with and navigate current and future regulatory standards, policies and programs, some of which are rapidly changing;
•our ability to protect our intellectual property rights;
•our continued compliance with third-party license terms and the non-infringement of third-party intellectual property rights;
•our ability to manage and integrate any acquisitions we may pursue;
•our continued ability to receive milestones and royalties from current and future collaborations;
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
•the potential for non-U.S. governments to impose strict price controls;
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
•currency fluctuations and changes in currency exchange rates;
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
•our ability to obtain protection under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”) and similar non-U.S. legislation;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2025

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$98,253	$66,103
Short-term marketable securities (note 5)	183,126	159,673
Accounts receivable	2,631	55,815
Prepaid expenses and other current assets	12,120	18,860
Total current assets	296,130	300,451
Long-term marketable securities (note 5)	51,996	98,428
Long-term prepaids and other assets	8,855	8,919
Deferred tax asset	4,769	4,385
Property and equipment, net	16,314	17,650
Operating lease right-of-use assets	16,260	16,666
Intangible assets, net	2,045	4,576
Goodwill (note 6)	12,016	12,016
Total assets	$408,385	$463,091
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$31,003	$59,838
Income tax payable	102	128
Current portion of operating lease liability (note 11)	3,586	2,740
Deferred revenue (note 9)	3,811	25,588
Total current liabilities	38,502	88,294
Long-term portion of operating lease liability (note 11)	15,092	15,738
Deferred revenue (note 9)	14,607	14,607
Other long-term liabilities (note 7)	828	923
Deferred tax liability	4,850	4,761
Total liabilities	73,879	124,323
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at June 30, 2025 and December 31, 2024, respectively; 74,846,147 and 68,964,319 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively (note 8a)	1,074,079	1,015,618
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of June 30, 2025 and December 31, 2024 (note 8a).	—	—
Exchangeable shares, no par value, 569,902 and 570,637 issued and outstanding shares at June 30, 2025 and December 31, 2024, respectively (note 8a)	8,178	8,188
Additional paid-in capital	109,243	152,249
Accumulated other comprehensive loss	(6,340)	(6,952)
Accumulated deficit	(850,654)	(830,335)
Total stockholders’ equity	334,506	338,768
Total liabilities and stockholders’ equity	$408,385	$463,091
Related party transactions (note 8c)
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Research and development collaborations (note 9)	$48,726	$19,243	$75,836	$29,273
Operating expenses:
Research and development	34,449	29,163	70,187	61,205
General and administrative	14,951	15,679	31,936	31,469
Impairment on acquired IPR&D (note 6)	—	17,287	—	17,287
Total operating expenses	49,400	62,129	102,123	109,961
Loss from operations	(674)	(42,886)	(26,287)	(80,688)
Other income:
Interest income	3,426	5,154	6,850	11,074
Other income, net (note 10)	(621)	114	(572)	418
Total other income, net	2,805	5,268	6,278	11,492
Income (loss) before income taxes	2,131	(37,618)	(20,009)	(69,196)
Income tax recovery (expense)	186	(68)	(310)	(143)
Net income (loss)	2,317	(37,686)	$(20,319)	$(69,339)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of nil (note 5)	66	(180)	612	(1,301)
Total other comprehensive income (loss)	66	(180)	612	(1,301)
Comprehensive income (loss)	$2,383	$(37,866)	(19,707)	(70,640)

Net earnings (loss) per common share (note 4):
Basic	$0.03	$(0.49)	(0.27)	(0.91)
Diluted	$0.03	$(0.49)	(0.27)	(0.91)

Weighted-average common stock outstanding (note 4):
Basic	75,337,168	76,392,593	75,254,553	76,303,713
Diluted	77,378,449	76,396,217	75,302,357	76,321,941

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of options	—	—	—	—	84,863	1,208	—	—	(437)	771
Issuance of common stock through employee stock purchase plan	—	—	—	—	74,274	724	—	—	—	724
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	460,620	4,390	—	—	(4,390)	—
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(735)	(10)	735	10	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,794	6,794
Net loss	—	—	—	—	—	—	(22,636)	—	—	(22,636)
Other comprehensive income	—	—	—	—	—	—	—	546	—	546
Balance at March 31, 2025	1	$—	569,902	$8,178	69,584,811	$1,021,950	$(852,971)	$(6,406)	$154,216	$324,967
Issuance of common stock on exercise of options	—	—	—	—	174,856	2,267	—	—	(882)	1,385
Issuance of common stock upon exercise of pre-funded warrants (note 8c)	—	—	—	—	5,086,480	49,862	—	—	(49,862)	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,771	5,771
Net income	—	—	—	—	—	—	2,317	—	—	2,317
Other comprehensive income	—	—	—	—	—	—	—	66	—	66
Balance at June 30, 2025	1	$—	569,902	$8,178	74,846,147	$1,074,079	$(850,654)	$(6,340)	$109,243	$334,506

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of options	—	—	—	—	203,518	2,581	—	—	(626)	1,955
Issuance of common stock through employee stock purchase plan	—	—	—	—	52,905	577	—	—	—	577
Issuance of common stock upon vesting of RSUs	—	—	—	—	224,104	1,939	—	—	(1,939)	—
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,435	3,435
Net loss	—	—	—	—	—	—	(31,653)	—	—	(31,653)
Other comprehensive loss	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Balance at March 31, 2024	1	$—	570,637	$8,188	70,677,106	$1,003,481	$(709,090)	$(7,724)	$143,144	$437,999
Issuance of common stock on exercise of options	—	—	—	—	154,439	1,829	—	—	(692)	1,137
Stock-based compensation	—	—	—	—	—	—	—	—	4,891	4,891
Net loss	—	—	—	—	—	—	(37,686)	—	—	(37,686)
Other comprehensive loss	—	—	—	—	—	—	—	(180)	—	(180)
Balance at June 30, 2024	1	$—	570,637	$8,188	70,831,545	$1,005,310	$(746,776)	$(7,904)	$147,343	$406,161

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(20,319)	$(69,339)
Items not involving cash:
Depreciation of property and equipment	1,866	2,156
Amortization of intangible assets	3,223	1,514
Stock-based compensation expense	12,273	8,107
Amortization of operating lease right-of-use assets	1,430	1,171
Impairment of acquired IPR&D (note 6)	—	17,287
Deferred income tax recovery	(295)	(232)
Change in fair value of contingent consideration liability	—	(1,878)
Unrealized foreign exchange loss (gain)	678	(724)
Changes in non-cash operating working capital:
Accounts receivable	53,208	(12,609)
Prepaid expenses and other current assets	8,362	(3,716)
Accounts payable and accrued liabilities	(28,324)	449
Operating lease liabilities	(1,632)	(6,799)
Deferred revenue	(21,777)	1,821
Income taxes payable	(27)	124
Net cash provided by (used in) operating activities	8,666	(62,668)
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	2,156	2,876
Issuance of common stock through employee stock purchase plan	544	386
Deferred financing costs	(65)	(82)
Net cash provided by financing activities	2,635	3,180
Cash flows from investing activities:
Purchases of marketable securities	(104,179)	(177,236)
Proceeds from marketable securities	126,328	151,699
Acquisition of property and equipment	(530)	(778)
Acquisition of intangible assets	(692)	(972)
Net cash provided by (used in) investing activities	20,927	(27,287)
Effect of exchange rate changes on cash and cash equivalents	(78)	181
Net change in cash and cash equivalents	32,150	(86,594)
Cash and cash equivalents, beginning of period	66,103	157,557
Cash and cash equivalents, end of period	$98,253	$70,963

Supplemental cash flow information:
Net cash paid during the period for income taxes	$583	$106
Supplemental disclosure of non-cash investing and financing items:
Issuance of common stock upon exercise of pre-funded warrants (note 8c)	$49,862	$—
Leased assets obtained in exchange for operating lease liabilities	1,024	—
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Notes to the Interim Condensed Consolidated Financial Statements
(unaudited)
(Expressed in thousands of U.S. dollars except share and per share data)

1. Nature of Operations
Zymeworks Inc. together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a clinical-stage biopharmaceutical company dedicated to the development of next-generation multifunctional biotherapeutics. Zymeworks BC Inc. (“Zymeworks BC”, formerly known as Zymeworks Inc.) was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
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
On October 13, 2022, the Company completed an internal reorganization transaction resulting in a Delaware incorporated entity becoming the listed company (the “Redomicile Transactions”). Prior to the Redomicile Transactions, the shares of Zymeworks BC (formerly known as Zymeworks Inc.) were publicly listed. Unless the context otherwise requires or otherwise expressly states, all references in the accompanying interim condensed consolidated financial statements to “Zymeworks,” the “Company,” “we,” “us” and “our” (i) for periods until completion of the Redomicile Transactions, refer to Zymeworks BC and its subsidiaries and (ii) for periods after completion of the Redomicile Transactions, refer to Zymeworks Inc. (formerly known as Zymeworks Delaware Inc.) and its subsidiaries.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024.

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

4. Net Earnings (Loss) Per Share
Net earnings (loss) per share for the three and six months ended June 30, 2025 and 2024 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to common stockholders:
Basic	$2,317	$(37,686)	$(20,319)	$(69,339)
Adjustment for change in fair value of liability classified stock options	(1)	(51)	(177)	(201)
Diluted	$2,316	$(37,737)	$(20,496)	$(69,540)

Denominator:
Weighted-average common stock outstanding:
Basic	75,337,168	76,392,593	75,254,553	76,303,713
Adjustment for dilutive effect of equity classified stock options and RSUs	2,001,887	—	—	—
Adjustment for dilutive effect of liability classified stock options	39,394	3,624	47,804	18,228
Diluted	77,378,449	76,396,217	75,302,357	76,321,941

Net earnings (loss) per common share – basic	$0.03	$(0.49)	$(0.27)	$(0.91)
Net earnings (loss) per common share – diluted	$0.03	$(0.49)	$(0.27)	$(0.91)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include (i) Exchangeable Shares for all the periods presented and (ii) for the three and six month periods ended June 30, 2024, the pre-funded warrants issued in connection with the Company’s December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net earnings (loss) per share for the six months ended June 30, 2025 and three and six months ended June 30, 2024 as the effect would be to reduce the net loss per share.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of June 30, 2025:

	June 30, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$15,743	$—	$15,743
U.S. Treasury notes	99,104	28	99,132
Corporate debt securities	68,225	26	68,251
	183,072	54	183,126
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	41,330	180	41,510
Contractual maturity of three to four years:
Corporate debt securities	10,401	85	10,486

	51,731	265	51,996

	$234,803	$319	$235,122

The following table summarizes the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs and mutual funds	$37,166	$—	$37,166
U.S. Treasury notes	71,500	72	71,572
Corporate debt securities	50,993	(58)	50,935
	159,659	14	159,673
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	14,979	2	14,981
Corporate debt securities	65,461	(153)	65,308
Contractual maturity of three to four years:
Corporate debt securities	18,295	(156)	18,139

	98,735	(307)	98,428

	$258,394	$(293)	$258,101

The following tables present information about the Company’s cash, cash equivalents and marketable securities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$79,317				$34,620
Cash equivalents:
Money market funds	$18,936	$—	$—	$18,936	$16,398	$—	$—	$16,398
GICs	—	—	—	—	15,085	—	—	15,085
	$18,936	$—	$—	$98,253	$31,483	$—	$—	$66,103

Marketable securities:
GICs and mutual funds	$15,743	$—	$—	$15,743	$37,166	$—	$—	$37,166
U.S. Treasury notes	99,132	—	—	99,132	86,553	—	—	86,553
Corporate debt securities	—	120,247	—	120,247	—	134,382	—	134,382
	$114,875	$120,247	$—	$235,122	$123,719	$134,382	$—	$258,101

	$133,811	$120,247	$—	$333,375	$155,202	$134,382	$—	$324,204

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination were classified as indefinite-lived intangible assets and were not amortized until their classification as definite-lived assets. During the three months ended June 30, 2024, the Company determined that the fair value of IPR&D, which was estimated using an income approach, was less than its carrying value. Accordingly, the Company recorded an impairment charge of $17,287 during the three months ended June 30, 2024. The impairment was a result of the Company's decision to discontinue the zanidatamab zovodotin clinical development program which utilized the acquired technology represented by the IPR&D assets. As of July 1, 2024, the Company classified the remaining assets as definite-lived and commenced amortization, which was fully amortized as of December 31, 2024.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2024. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2024, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2025.
7. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Trade payables	$32	$3,903
Accrued research and development expenses	22,790	43,114
Goods and services tax payable	10	1,250
Employee compensation and related accruals	4,376	6,222
Fair value of liability classified stock options	697	1,264
Accrued legal, professional fees and other	3,098	4,085
	$31,003	$59,838
Other long-term liabilities consisted of the following:

	June 30, 2025	December 31, 2024
Liability from in-licensing agreements	$447	$447
Finance lease liability (note 11)	—	28
Other	381	448
	$828	$923
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

Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of June 30, 2025, there were 569,902 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2024: 570,637). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net loss per share.
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

c.Pre-Funded Common Stock Warrants
In connection with the private placement completed on December 28, 2023, the Company issued a total of 5,086,521 pre-funded warrants which granted EcoR1 Capital Fund, L.P. and EcoR1 Capital Fund Qualified, L.P. (together “EcoR1”), the holders of the warrants, the right to purchase up to 5,086,521 shares of common stock of the Company, at an exercise price of $0.0001 per share.
On June 26, 2025, the pre-funded warrants were net exercised in full by EcoR1, which is a related party due to its beneficial ownership of the Company’s outstanding shares of common stock, and as of June 30, 2025 there were no pre-funded warrants outstanding (December 31, 2024: 5,086,521). As the pre-funded warrants meet the condition for equity classification, proceeds from issuance of the pre-funded warrants, net of any transaction costs, were recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders were recorded in common shares. As the amounts required to exercise the warrants were nominal, these instruments were considered in the calculation of basic net loss per share.
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of June 30, 2025, 5,480,324 shares of common stock were available for future award grants under the New Plan (December 31, 2024: 5,196,630 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of June 30, 2025, 390,000 shares of common stock were available for future award grants under this plan (December 31, 2024: 390,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2024:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2024	1,293,970	9.69
Granted	1,176,475	13.22
Vested and settled	(460,620)	9.53
Forfeited, expired	(148,145)	11.51
Outstanding, June 30, 2025	1,861,680	11.82
As of June 30, 2025, there was $9,249 of unamortized RSU expense that will be recognized over a weighted average period of 1.42 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2024	1,082,835	20.36	14.15	4.73	6,485	4,509
Granted	—	—	—
Exercised	(48,186)	9.22	6.60
Forfeited, expired	(9,111)	14.11	9.97
Outstanding, June 30, 2025	1,025,538	20.94	15.39	4.13	3,626	2,665

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2024	7,331,084	12.01	7.97	30,459
Granted	1,863,025	12.96
Exercised	(211,533)	8.22
Forfeited	(407,366)	11.90
Outstanding, June 30, 2025	8,575,210	12.32	7.90	16,792
During the six months ended June 30, 2025, the Company received cash proceeds of $2,156 from stock options exercised.
The stock options outstanding at June 30, 2025 expire at various dates from October 1, 2025 to June 9, 2035.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Research and development expense	$2,891	$2,381	$6,052	$4,306
General and administrative expense	2,832	2,107	5,945	3,641
The amounts above include stock-based compensation expense relating to RSUs of $2,346 and $4,626 for the three and six months ended June 30, 2025 (2024: $1,636 and $2,658).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility	63.1%	64.9%
Risk-free interest rate	4.49%	4.08%
Expected average life of options	6.06 years	6.04 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at June 30, 2025 and 2024 are as follows:

	Six Months Ended June 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility	46.9%	43.4%
Risk-free interest rate	2.60%	3.90%
Expected average option term	0.56 years	0.61 years
Number of liability classified stock options outstanding	272,330	353,694
At June 30, 2025, the unamortized compensation expense related to unvested options was $15,335. The remaining unamortized compensation expense as of June 30, 2025 will be recognized over a weighted-average period of 1.71 years.

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships. which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Jazz:
Development support payments	$475	$1,109	$4,968	$3,175
Drug supply for ongoing studies	1,841	3,983	4,798	10,201
Other drug supply	—	5,746	2,150	7,324
Royalties	550	—	752	—

BeOne Medicines Ltd. (previously known as BeiGene, Ltd.) (“BeOne”):
Milestone revenue	20,000	8,000	20,000	8,000
Recognition of deferred revenue	18,334	—	18,334	—
Drug supply	7	405	215	405
Royalties	19	—	19	—

Bristol-Myers Squibb company, (“BMS”):
Option exercise fee	7,500	—	7,500	—

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	—	—	14,000	—

Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	—	—	3,100	—

Research support and other payments from other partners	—	—	—	168
	$48,726	$19,243	$75,836	$29,273
Since December 31, 2024, there have not been any material changes to the key terms of our collaboration and license agreements.
In May 2025, the Company recognized $7,500 of option exercise fee upon BMS’s exercise of its commercial license option in relation to the Company's licensing and collaboration agreement with BMS dated December 23, 2014.
In May 2025, the Company recognized $20,000 in non-refundable milestone revenue from BeOne upon approval of the BLA for zanidatamab for second-line treatment of HER2+ BTC by the NMPA in China. The Company also recognized $18,334 of deferred revenue in relation to achievement of this milestone.
In January 2025, the Company recognized $14,000 of milestone revenue associated with a clinical milestone under the Company’s 2016 licensing agreement with GSK.
In March 2025, the Company recognized $3,100 of milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to the 2018 license agreement between the Company and Daiichi Sankyo.

Contract Assets and Liabilities
As at June 30, 2025, contract assets from research, collaboration and licensing agreements were $569 (December 31, 2024: $100). As at June 30, 2025, short-term and long-term contract liabilities were $3,811 and $14,607, respectively (December 31, 2024: $25,588 and $14,607, respectively). Contract liabilities relate to deferred revenue from the BeOne and Jazz agreements.
10. Other income, net
Other income, net, consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Foreign exchange (loss) gain, net	$(613)	$61	$(615)	$346
Other	(8)	53	43	72
	$(621)	$114	$(572)	$418

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
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2025	December 31, 2024
Operating lease liabilities:
Current portion	$3,586	$2,740
Long-term portion	15,092	15,738
Total operating lease liabilities	18,678	$18,478
Finance lease liabilities:
Current portion included in other current liabilities	—	28
Long-term portion included in other long-term liabilities	—	28
Total finance lease liabilities	—	56
Total lease liabilities	$18,678	$18,534

Weighted average remaining lease term:
Operating leases	5.8 years	6.4 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.3%	5.4%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed payments for the three and six months ended June 30, 2025 was $1,075 and $2,123, respectively (2024: $881 and $2,222), and were included in net cash used in operating activities in the consolidated statement of cash flows.

As of June 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,360
1 to 2 years	3,725
2 to 3 years	3,195
3 to 4 years	3,003
4 to 5 years	2,729
Thereafter	4,322
Total operating lease payments	21,334
Less:
Imputed interest	(2,656)
Operating lease liabilities	$18,678
The cost components of the operating leases were as follows for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Lease expenses:
Operating lease expense	$797	$552	$1,573	$974
Variable lease expense	526	603	1,142	1,021
Termination of long-term facility lease in Seattle, net	—	1,033	—	1,033
	$1,323	$2,188	$2,715	$3,028
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

The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value. As at June 30, 2025, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
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
At June 30, 2025, the maximum exposure to credit risk for accounts receivable was $2,631, 59% of which was from Jazz (December 31, 2024: 95% of receivables from Jazz) and all accounts receivable are due within the next 12 months. As at June 30, 2025 and December 31, 2024, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of loss. At June 30, 2025, the Company’s net monetary liabilities denominated in Canadian dollars were $1,753 (C$2,386).
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

Revenue and net income (loss) for the Company’s biotherapeutics segment are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from research and development collaborations	$48,726	$19,243	$75,836	$29,273

Segment expenses:
Zanidatamab	1,501	2,025	2,905	5,412
ZW171	3,322	1,127	5,549	3,426
ZW191	2,764	811	4,470	3,537
ZW220	327	3,439	2,525	6,806
ZW251	2,340	1,956	6,291	2,563
Zanidatamab zovodotin	(148)	1,657	201	4,306
Expense for other preclinical and research programs	6,322	3,343	12,049	6,153
Salaries and benefits	13,237	12,137	27,077	25,486
Other research and development expense	5,372	4,732	10,218	8,471
Other general and administrative expense	6,001	8,331	13,476	16,615
Total segment expenses	41,038	39,558	84,761	82,775

Segment income (loss)	7,688	(20,315)	(8,925)	(53,502)
Reconciling items:
Depreciation and amortization	(2,492)	(1,907)	(5,089)	(3,670)
Stock-based compensation expense	(5,870)	(4,555)	(12,273)	(8,107)
Change in contingent consideration	—	1,178	—	1,878
Impairment	—	(17,287)	—	(17,287)
Interest income	3,426	5,154	6,850	11,074
Other income, net	(621)	114	(572)	418
Income tax recovery (expense)	186	(68)	(310)	(143)

Net income (loss)	$2,317	$(37,686)	$(20,319)	$(69,339)

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
Our first internally developed product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Through rigorous scientific investigation, innovative protein engineering, and our proprietary Azymetric bispecific platform technology, we developed the unique binding mechanism of zanidatamab which enables it to bind to two extracellular sites on HER2. Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeOne Medicines Ltd. (previously known as BeiGene, Ltd.) (“BeOne”) and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting to each of BeOne and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. Zanidatamab is currently being evaluated in multiple global clinical trials as a potential best-in-class treatment for patients with HER2-expressing cancers.
In 2024, the FDA granted accelerated approval of Ziihera® (zanidatamab-hrii) 50mg/mL for injection for intravenous use for the treatment of adults with previously-treated, unresectable or metastatic HER2-positive (“HER2+”) (IHC 3+) second-line biliary tract cancer (“BTC”). Ziihera® is the first and only dual HER2-targeted bispecific antibody approved for HER2+ BTC in the United States. In May 2025, the National Medical Products Administration (“NMPA”) in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. In July 2025, the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. With initial uptake in BTC in the United States, China, and Europe, we look forward to reporting on the top-line progression-free survival (“PFS”) data from the HERIZON-GEA-01 study of Ziihera® expected in 4Q-2025. Zanidatamab is also under development for multiple HER2-expressing indications. For additional information regarding these agreements with BeOne and Jazz, see the section titled “Strategic Partnerships and Collaborations” below.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and regulatory milestone payments relating to the regulatory approval of zanidatamab, we have not generated any revenue related to product approvals or the sale of approved products as of June 30, 2025, and, other than the anticipated receipt of additional royalties and potential regulatory milestone payments relating to future regulatory decisions and sales of zanidatamab, we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to June 30, 2025, we received $1,005.7 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of June 30, 2025, we had $333.4 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of June 30, 2025 will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $20.3 million for the six months ended June 30, 2025 and through June 30, 2025, we had an accumulated deficit of $850.7 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
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
Solid Tumors in Oncology: Antibody Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets folate receptor α (“FRα”)-expressing tumors including ovarian cancer, endometrial cancer, and non-small cell lung cancer (“NSCLC”), is built using our novel, bystander active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose (“HNSTD”) in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We are optimistic about the prospects of ZW191 and we believe the design features and preclinical profile support the potential of ZW191 to target cancers with lower levels of FRα. This would allow ZW191 to potentially unlock efficacy for both ovarian cancer patients who are unable to receive Elahere, as it is only approved in FRα-high platinum-resistant ovarian cancer (“PROC”), and other indications including endometrial and NSCLC which typically express lower levels of FRα. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The starting dose level (Dose Level 1) is 1.6 mg/kg, administered once every three weeks (Q3W) by intravenous infusion. Approximately six dose levels are planned, with escalation guided by safety and tolerability using a modified toxicity probability interval design. The study aims to enroll 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191.
ZW251: A potential first-in-class clinical-stage ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-sodium-dependent phosphate transporter 2b (“NaPi2b”)), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In non-GLP non-human primate studies, ZW251 was tolerated at doses up to 120 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. In July 2025, we announced that the investigational new drug (“IND”) application for ZW251, a first-in-class GPC3-targeting antibody drug conjugate, was cleared by the FDA. We plan to commence Phase 1 clinical studies for ZW251 in 2025.
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
Solid Tumors in Oncology: Multispecific Antibody Therapeutics (MSATs)
ZW171: A clinical-stage multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format TCE targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression in NSCLC (~36%), making it an appealing target for therapeutic development with our proprietary TCE technology. In preclinical studies, ZW171 has demonstrated potent preferential killing of tumor cells expressing relatively medium to high thresholds of MSLN while sparing cell line models representative of normal tissue MSLN expression, demonstrating reduced potential for on-target-off tumor toxicity. Incorporation of a low affinity anti-CD3 binding domain further mitigates the risk of peripheral T cell activation and cytokine release syndrome. Preclinical data demonstrated that ZW171 exhibits greater anti-tumor activity compared to benchmark in MSLN-expressing tumor models and is well tolerated in cynomolgus monkeys up to 30 mg/kg. We are actively recruiting patients in the global Phase 1, open-label, multicenter study of ZW171, registered under NCT06523803 on clinicaltrials.gov. The study employs a subcutaneous step-up dosing regimen on Days 1, 8, and 15 of each 21-day cycle. The starting dose level (Dose Level 1) is based on a quantitative systems pharmacology-guided minimal anticipated biological effect level (MABEL) approach and includes sequential doses of 4.2 µg (Cycle 1 Day 1), 12.6 µg (Cycle 1 Day 8), and 38.0 µg (Cycle 1 Day 15). Dose levels 2 and above are determined by the data from the prior dose based on pre-specified rules within the protocol. The modified toxicity probability interval (mTPI) design is being used to establish the maximum tolerated dose and recommended dose for expansion. The study aims to enroll 160 adult patients with advanced MSLN-expressing cancers in North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW171.
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
Recent Developments
Wholly-Owned Programs
In May 2025, we presented new preclinical data for ZW1528, a novel IL-4Rα x IL-33 bispecific molecule designed to address respiratory inflammation, at the American Thoracic Society International Conference. Key findings for ZW1528 include:
•High-affinity binding to both IL-33 and IL-4Rα and effective blockade of IL-4, IL-13, and IL-33 signaling at levels comparable to clinical benchmark monoclonal antibody controls.

•Suppression of both Type 2 and non-Type 2 responses in primary human immune cells of COPD patients in vitro.
•Efficacy in vivo in acute and chronic murine models of lung inflammation driven by house dust mites.
•Extended pharmacokinetics in rodent and non-human primate models, with incorporation of Fc extending half-life optimization.
•Biophysical stability at high concentration (150 mg/mL), supporting potential for subcutaneous administration.

In June 2025, we presented a trial in progress poster for ZW171 at the American Society of Clinical Oncology (ASCO) Annual Meeting. The study employs a subcutaneous step-up dosing regimen on Days 1, 8, and 15 of each 21-day cycle. The starting dose level (Dose Level 1) is based on a quantitative systems pharmacology-guided minimal anticipated biological effect level (MABEL) approach and includes sequential doses of 4.2 µg (Cycle 1 Day 1), 12.6 µg (Cycle 1 Day 8), and 38.0 µg (Cycle 1 Day 15). Dose levels 2 and above are determined by the data from the prior dose based on pre-specified rules within the protocol.
The modified toxicity probability interval (mTPI) design is being used to establish the maximum tolerated dose and recommended dose for expansion.

In June 2025, we presented a trial in progress poster for ZW191 at the ESMO Gynaecological Cancers Congress. The starting dose level (Dose Level 1) is 1.6 mg/kg, administered once every three weeks (Q3W) by intravenous infusion. Approximately six dose levels are planned, with escalation guided by safety and tolerability using a modified toxicity probability interval design.

In July 2025, we announced that the IND application for ZW251, a first-in-class GPC3-targeting antibody drug conjugate, was cleared by the FDA. We plan to commence Phase 1 clinical studies for ZW251 in 2025.
Zanidatamab Program
In May 2025, our partner Jazz announced long-term data, including the first report of median overall survival (OS) from the Phase 2 trial evaluating Ziihera®, a dual HER2-targeted bispecific antibody, in combination with chemotherapy for the investigational use in first-line HER2+ (IHC 3+ or IHC 2+/FISH+) locally advanced nonresectable gastroesophageal adenocarcinoma (mGEA). The data were featured as a rapid oral presentation at the ASCO Annual Meeting. Among 41 patients with centrally confirmed HER2+ tumors, treatment with Ziihera® in combination with physician’s choice of chemotherapy resulted in a median PFS of 15.2 months [95% CI: 9.5, 33.4], and a median overall survival (OS) of 36.5 months [95% CI: 23.6, not estimable (NE)]. Median PFS remained stable with the additional four-year follow-up, consistent with previously reported results. Among all 46 patients in the study with HER2-expressing mGEA, median PFS was 12.5 months [95% CI: 8.2, 21.8], and median OS also reached 36.5 months [95% CI: 23.6, NE], with the longest observed survival at 57.9 months (censored at data cutoff). Long-term follow-up also demonstrated low discontinuation rates, with no new safety signals observed. The pivotal HERIZON-GEA-01 trial, evaluating zanidatamab in 1L gastroesophageal adenocarcinoma (GEA), is expected to read out top-line PFS data in 4Q-2025.
In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. The NMPA conditional approval was based on results of the HERIZON-BTC-01 clinical study, which demonstrated overall survival benefit for patients treated with zanidatamab. Continued approval of this indication will depend on the verification of clinical benefit in the patient population through ongoing confirmatory trials.
In July 2025, our partner Jazz announced that the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Ziihera® is the first HER2-targeted therapy given conditional authorization for HER2+ BTC in the European Union. Continued approval for this indication is contingent upon verification and description of clinical benefit in the ongoing Phase 3 HERIZON-BTC-302 trial, which is evaluating zanidatamab in combination with standard-of-care therapy versus standard-of-care therapy alone in the first-line setting for patients with HER2+ BTC.
In August 2025, our partner Jazz announced the initiation of a Phase 2 trial (EmpowHER-BC-208) to evaluate zanidatamab in patients with HER2-positive neoadjuvant and adjuvant breast cancer.
Our royalty revenue from Jazz and BeiGene was $0.6 million in the three months ended June 30, 2025, driven principally by $5.5 million of net product sales of Ziihera® by Jazz in the three months ended June 30, 2025.
Other Matters
In May 2025, we recognized $7.5 million of revenue upon BMS’s exercise of its commercial license option in relation to our licensing and collaboration agreement with BMS dated December 23, 2014. We remain eligible to receive up to $313.0 million in potential payments from the BMS collaboration, including development and commercial milestones, in addition to being entitled to earn tiered royalties on global product sales.
In May 2025, we recognized $20.0 million in milestone revenue from BeOne upon conditional approval of the Biologics License Application (“BLA”) for zanidatamab for second-line treatment of HER2+ BTC by the NMPA in China. We remain eligible to receive up to $144.0 million in additional development and commercial milestones. We are also eligible to receive tiered royalties of up to 19.5% of net sales in BeOne’s territories, increasing to up to 20% when cumulative amounts foregone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.
In June 2025, at the ASCO Annual Meeting, our collaboration partner, J&J Innovative Medicine (“J&J”), reported Phase 1 trial results for pasritamig (JNJ-78278343), a first-in-class, T-cell engaging bispecific antibody targeting human kallikrein 2 (KLK2) expressed on the surface of prostate cancer cells. Pasritamig demonstrated preliminary anti-tumor activity in prostate cancer patients to establish proof of concept for KLK2 as a target in prostate cancer and to warrant further development by J&J. Pasritamig also demonstrated a favorable safety profile with very low rates of cytokine release syndrome that potentially could be safely administered in an outpatient setting. Under our agreement with J&J for JNJ-78278343, we remain eligible to receive development milestone payments of up to $86.0 million, commercial milestone payments of up to $373.0 million, and mid-single digit royalties on sales.
Also in June 2025, at the ASCO Annual Meeting, our collaboration partner, Daiichi Sankyo, Inc. presented a Trial in Progress Poster for a Phase 1, first-in-human study of DS-2243, a bispecific T-cell engager in patients with advanced solid tumors.
In August 2025, we announced that we are evolving our business strategy to help enhance long-term stockholder value through thoughtful capital allocation, while continuing to pursue a meaningful impact on patient outcomes through our research and development innovation. We believe there is a compelling opportunity to anchor our future strategy around anticipated royalty and milestone revenues from Ziihera® in currently approved indications and other potential future indications, with the potential for these revenues to be supplemented over time with additional potential revenues from our existing partnerships as well as new partnerships and collaborations formed from our wholly-owned research and development pipeline and other potential opportunistic investments. If this focused, capital-efficient partnership business model is effectively implemented, we believe the anticipated royalty and milestone revenues could serve as both a longer-term funding source for our continued research and development operations and as a foundation from which to grow our self-contained royalty income over the longer term. We intend to remain disciplined with our research and development investment strategy with respect to focusing resource allocation on high-potential, innovative programs that align with our partnership-driven business model, whether originating from our wholly-owned research and development pipeline or accessed externally.
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
The information included in the table below presents a summary of key aspects of our collaboration and licensing agreements as of June 30, 2025.

________________________
1 Current stage represents the current preclinical, clinical or commercial stage of development for the particular program, as applicable.
2 Tiered royalties of up to 19.5% of net sales in BeOne territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.
Through collaboration agreements with Jazz and BeOne relating to our programs for zanidatamab and zanidatamab zovodotin, we have received $491.0 million through June 30, 2025 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeOne with respect to zanidatamab, as of June 30, 2025, we remain eligible to receive up to $1.51 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition to the payments we have received through our collaboration agreements with Jazz and BeOne relating to zanidatamab and zanidatamab zovodotin, as of June 30, 2025, we have received approximately $208.1 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), J&J (previously known as Janssen Biotech, Inc.), and Merck Sharp & Dohme Research GmbH (“Merck”). Through these strategic partnerships and collaborations, as of June 30, 2025, we remain eligible to receive up to $1.01 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms. There have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2024. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2025 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2025 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
Revenue

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Revenue from research and collaborations	$48.7	$19.2	$29.5	154%	$75.8	$29.3	$46.5	159%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $29.5 million in the three months ended June 30, 2025 compared to the same period in 2024. Revenue for the three months ended June 30, 2025 included a $7.5 million fee upon BMS’s exercise of its commercial license option in relation to our 2014 licensing and collaboration agreement with BMS, $20.0 million of non-refundable milestone revenue from BeOne upon conditional approval of the BLA for zanidatamab for second-line treatment of HER2+ BTC by the NMPA in China, as well as the recognition of $18.3 million of deferred revenue in relation to the achievement of that milestone. Additionally, revenue included $2.3 million for development support and drug supply revenue and $0.6 million royalty revenue from Jazz and BeOne. Revenue for the same period in 2024 included $10.8 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeOne in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC and $0.4 million from BeOne for drug supply.
Total revenue increased by $46.5 million in the six months ended June 30, 2025 compared to the same period in 2024. Revenue for the six months ended June 30, 2025 included $14.0 million of milestone revenue from GSK in relation to a clinical milestone under our 2016 platform technology transfer and license agreement, $3.1 million of milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to the 2018 license agreement, a $7.5 million fee upon BMS’s exercise of its commercial license option in relation to our 2014 licensing and collaboration agreement with BMS, $20.0 million of non-refundable milestone revenue from BeOne upon conditional approval of the BLA for zanidatamab for second-line treatment of HER2+ BTC by the NMPA in China, as well as the recognition of $18.3 million of deferred revenue in relation to the achievement of that milestone. Additionally, revenue included $11.9 million for development support and drug supply revenue and $0.8 million of royalty revenue from Jazz, and $0.2 million of drug supply revenue from BeOne. Revenue for the same period in 2024 included $20.7 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeOne in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC, $0.4 million from BeOne for drug supply and $0.2 million from our partners for research support and other payments.

Research and Development Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Third-party research and development program expenses:
Zanidatamab	$1.5	$2.0	$(0.5)	(25)%	$2.9	$5.4	$(2.5)	(46)%
Zanidatamab zovodotin	(0.1)	1.7	(1.8)	(106)%	0.2	4.3	(4.1)	(95)%
ZW171	3.3	1.1	2.2	200%	5.5	3.4	2.1	62%
ZW191	2.8	0.9	1.9	211%	4.5	3.6	0.9	25%
ZW220	0.3	3.4	(3.1)	(91)%	2.5	6.8	(4.3)	(63)%
ZW251	2.3	2.0	0.3	15%	6.3	2.6	3.7	142%
Other preclinical and research programs	6.3	3.3	3.0	91%	12.1	6.1	6.0	98%
	16.4	14.4	2.0	14%	34.0	32.2	1.8	6%
Unallocated departmental research and development expenses:
Salaries and benefits	9.0	8.1	0.9	11%	18.5	16.7	1.8	11%
Stock-based compensation expense	3.0	2.5	0.5	20%	6.3	4.5	1.8	40%
Other unallocated expenses	6.0	4.2	1.8	43%	11.4	7.8	3.6	46%
Research and development expense	$34.4	$29.2	$5.2	18%	$70.2	$61.2	$9.0	15%
Research and development expense increased by $5.2 million for the three months ended June 30, 2025 compared to the same period in 2024. The increase in research and development expense in 2025 was primarily due to an increase in expenses for ZW171 and ZW191 due to progression of clinical studies and the activation of initial clinical trial sites and an increase in other preclinical and research program expenses primarily due to expenses for IND enabling studies for ZW209. These were partially offset by a decrease in expenses for ZW220 as IND enabling toxicology studies were largely completed in early 2025, prior to the decision to pause the program, and a decrease in expenses for zanidatamab zovodotin as this program was discontinued. The increase in other unallocated expenses were primarily due to reversal of a contingent liability provision in 2024 following the decision to discontinue the zanidatamab zovodotin program.
Research and development expense increased by $9.0 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase in research and development expense in 2025 was primarily due to an increase in clinical trial expenses for ZW171; increased expenses for ZW251 due to expenses for IND enabling studies and GMP activities as well as clinical start-up costs; and an increase in other preclinical and research program expenses, primarily due to expenses for IND enabling studies for ZW209. These were partially offset by a decrease in expenses for ZW220 due to the decision to pause the program; a decrease in expenses for zanidatamab as a result of reduced clinical support provided to Jazz following BLA approval in 2024, and a decrease in expenses for zanidatamab zovodotin as this program was discontinued. The increase in salaries and benefits in 2025 was primarily due to changes in headcount, while stock-based compensation expense in 2025 increased primarily due to new stock award grants during the six months ended June 30, 2025. Other unallocated expenses increased primarily due to reversal of a contingent liability provision in 2024 following the decision to discontinue zanidatamab zovodotin program and an increase in consulting and rent expenses.

General and Administrative Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Salaries and benefits	$4.2	$4.0	$0.2	5%	$8.6	$8.8	$(0.2)	(2)%
Stock-based compensation expense	2.8	2.1	0.7	33%	6.0	3.7	2.3	62%
Professional fees, consulting and business insurance	4.5	5.1	(0.6)	(12)%	9.3	10.5	(1.2)	(11)%
Other general and administrative expenses	3.4	4.5	(1.1)	(24)%	8.0	8.5	(0.5)	(6)%
General and administrative expense	$15.0	$15.7	$(0.7)	(4)%	$31.9	$31.5	$0.4	1%
General and administrative expense decreased by $0.7 million for the three months ended June 30, 2025 compared to the same period in 2024. The decrease in general and administrative expense was primarily due to a decrease in consulting and rent expenses. This was partially offset by an increase in stock-based compensation expense as a result of new stock award grants in 2025 and an increase in depreciation and amortization expenses.
General and administrative expense increased by $0.4 million for the six months ended June 30, 2025 compared to the same period in 2024. The increase in general and administrative expense was primarily due to increase in stock-based compensation expense as a result of new stock award grants in 2025 and an increase in depreciation and amortization expenses. This was partially offset by a decrease in consulting expenses.
Impairment on Acquired IPR&D

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2025	2024			2025	2024
(dollars in millions)

Impairment on acquired IPR&D	$—	$17.3	$(17.3)	(100)%	$—	$17.3	$(17.3)	(100)%
During the three months ended June 30, 2024, we recorded an impairment charge of $17.3 million as a result of our decision to discontinue the zanidatamab zovodotin clinical development program which utilized the technology represented by acquired IPR&D assets.
Other Income, net

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Other income, net	$2.8	$5.3	$(2.5)	(47)%	$6.3	$11.5	$(5.2)	(45)%
Other income, net decreased by $2.5 million for the three months ended June 30, 2025 compared to the same period in 2024. Other income, net for 2025 included $3.4 million in interest income, partially offset by $0.6 million in net foreign exchange loss and other miscellaneous amounts. Other income, net for the three months ended June 30, 2024 included $5.2 million in interest income and a $0.1 million net foreign exchange gain and other miscellaneous amounts. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements, and due to a decrease in the average yield of these investments compared to the same period in 2024.
Other income, net decreased by $5.2 million for the six months ended June 30, 2025 compared to the same period in 2024. Other income, net for 2025 included $6.9 million in interest income, partially offset by $0.6 million in net foreign exchange loss and other miscellaneous amounts. Other income, net for the six months ended June 30, 2024 included $11.1 million in interest income and $0.4 million in net foreign exchange gain and other miscellaneous amounts. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements, and due to a decrease in the average yield of these investments compared to the same period in 2024.
Income Tax

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2025	2024			2025	2024
(dollars in millions)

Income tax recovery (expense)	$0.2	$(0.1)	$0.3	300%	$(0.3)	$(0.1)	$(0.2)	(200)%
Income tax expense decreased by $0.3 million for the three months ended June 30, 2025, compared to the same period in 2024. The decrease was primarily due to changes in the estimated effective tax rate for the year as applied to the interim period results.
Income tax expense increased by $0.2 million for the six months ended June 30, 2025, compared to the same period in 2024. The increase was primarily due to withholding taxes incurred on revenue recognized in the period.
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
As of June 30, 2025, we had $333.4 million of cash, cash equivalents, and marketable securities, comprised of $98.3 million in cash and cash equivalents and $235.1 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$8.7	$(62.7)
Financing activities	2.6	3.2
Investing activities	20.9	(27.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2
Net change in cash and cash equivalents	$32.2	$(86.6)

Operating Activities
During the six months ended June 30, 2025, cash provided by operating activities was $8.7 million compared to $62.7 million of cash used in operating activities for the same period in 2024. The positive change in net cash from operating activities was primarily due to milestone revenues during 2025 and favorable movements in working capital compared to the same period in the prior year.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2025 included net proceeds of $2.2 million from stock option exercises and $0.5 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash provided by financing activities for the six months ended June 30, 2024 included net proceeds of $2.9 million from stock option exercises and $0.4 million from the issuance of shares of common stock in relation to our employee stock purchase plan.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2025 primarily related to net proceeds from marketable securities of $22.1 million partially offset by cash outflows of $1.2 million for expenditures for office equipment and software implementation. Net cash used in investing activities for the six month period ended June 30, 2024 primarily related to net purchases of marketable securities of $25.5 million and cash outflows of $1.8 million for expenditures for software implementation and acquisition of property and equipment in our office and laboratory spaces in Canada and the United States.
Funding Requirements
In the quarter ended December 31, 2024, we began recognizing royalty revenue from sales of zanidatamab by our partner Jazz, and in the quarter ended June 30, 2025, we began recognizing royalty revenue from sales of zanidatamab by our partner BeOne. However, we have not generated revenue from sales of any of our wholly-owned product candidates as of June 30, 2025 and we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our current or future product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses, subject to periodic fluctuations, in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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
Additionally, on August 1, 2024, our board of directors authorized the Repurchase Program, under which we may repurchase up to $60.0 million of our common stock. As of the date of this report, there is $30.0 million of remaining capacity under the Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. As of June 30, 2025, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of August 5, 2025, 75,166,196 shares of common stock were issued and outstanding. In addition, as of August 5, 2025, we had 4,738,673 shares of common stock issuable pursuant to 4,738,673 exercisable outstanding stock options, 4,504,648 shares of common stock issuable pursuant to 4,504,648 outstanding options that were not exercisable at that date, and 1,842,218 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement, we issued to the Share Trustee one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. For additional information and meaning of defined terms referenced in this paragraph, please see notes 1 and 8a of our interim condensed consolidated financial statements as of and for the quarter ended June 30, 2025, within this Quarterly Report on Form 10-Q.
As of August 5, 2025, 855,344 Exchangeable Shares have been exchanged on a one-to-one basis for 855,344 shares of our common stock and 569,189 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 569,189 shares of our common stock.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of June 30, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
•We will require substantial additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
•Tax law changes could adversely affect our business and financial condition.
•We depend on our collaborative relationships with Jazz and BeOne to further develop and commercialize zanidatamab, and if our relationships are not successful or are terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
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
Our strategic partner Jazz has received accelerated approval from the FDA for Ziihera® for the treatment of adults with previously-treated, unresectable or metastatic HER2+ BTC. Ziihera® is the first product candidate from one of our therapeutic platforms to receive regulatory approval. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. In July 2025, the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Our other product candidates are in preclinical or clinical development and we have not submitted any marketing application, or received marketing approval, for any other product candidates, and we may never be able to achieve such regulatory approval. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved.
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

Although our strategic partner Jazz submitted a BLA with respect to zanidatamab, we have not submitted a BLA to the FDA or similar marketing applications to non-U.S. health authorities with respect to any of our other product candidates. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature of our product candidates may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we eventually complete clinical testing and receive approval of any regulatory filing for our product candidates, the FDA or non-U.S. health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested.
There is an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek regulatory approvals for their commercial sale. These clinical trials involve significant expense and may produce negative or inconclusive results, and we or any of our current and future strategic partners may decide, or regulators may require us, to conduct additional clinical or preclinical testing. There can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Patients treated with our product candidates also may experience side effects or adverse events that are unrelated to our product candidates but may still impact the success of our clinical trials. The inclusion of patients with significant co-morbidities in our clinical trials may result in deaths or other adverse medical events due to an underlying condition or other therapies or medications that such patients may be using. Any of these events could prevent us from obtaining regulatory approval or achieving or maintaining market acceptance and impair our ability to commercialize our product candidates.

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
Applications for our product candidates could fail to receive regulatory approval for many reasons, including:
•the FDA or non-U.S. health authorities may disagree with the design, implementation or data analyses of clinical trials;
•the FDA or non-U.S. health authorities may determine that the product candidate(s) do not have adequate risk-benefit ratio or have undesirable or unintended side effects, toxicities or other characteristics that preclude obtaining marketing approval or prevent or limit commercial use;
•the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which approval is sought;
•the FDA or non-U.S. regulators may disagree with our interpretation of data from preclinical studies or clinical trials;
•the data collected from clinical trials of the product candidates may not be sufficient to support the submission of a BLA or other submission or to obtain regulatory approval in the United States or elsewhere;
•the FDA or non-U.S. health authorities may fail to approve the manufacturing processes, test procedures and specifications or facilities of third-party manufacturers providing our clinical and commercial supplies; and
•the approval policies or regulations of the FDA or non-U.S. health authorities may significantly change in a manner rendering clinical data insufficient for approval.
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
As part of our evolving business strategy to help enhance long-term stockholder value and in parallel with our efforts to advance product candidates through preclinical studies or clinical trials, we plan to evaluate various partnering and other strategic collaboration transactions that may enable us to transfer certain costs and risks related to later-stage development to our strategic partners. If we successfully enter into these types of transactions, we expect to be able to enhance our capital efficiency by deploying resources that may have otherwise been spent on later-stage clinical development across other areas of our business; however, we may not be able to identify suitable partners or enter into agreements on terms acceptable to us. Even if we are able to secure additional partnering arrangements, there can be no assurance that these arrangements will be successful, which could materially harm our business, financial conditions and results of operations.
If clinical trials for product candidates are prolonged, delayed or stopped, we may be unable to obtain regulatory approval and commercialize product candidates on a timely basis, or at all, which could require us to incur additional costs and delay our receipt of any product revenue.
We currently have three clinical-stage product candidates, ZW171, ZW191 and ZW251. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing its clinical development in the United States and other jurisdictions not covered by our license to BeOne. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. Additionally, in May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. The NMPA conditional approval was based on results of the HERIZON-BTC-01 clinical study, which demonstrated overall survival benefit for patients treated with zanidatamab. Continued approval of this indication will depend on the verification of clinical benefit in the patient population through ongoing confirmatory trials. In July 2025, Jazz announced that the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Ziihera® is the first HER2-targeted therapy given conditional authorization for HER2+ BTC in the European Union. Continued approval for this indication is contingent upon verification and description of clinical benefit in the ongoing Phase 3 HERIZON-BTC-302 trial, which is evaluating zanidatamab in combination with standard-of-care therapy versus standard-of-care therapy alone in the first-line setting for patients with HER2+ BTC.
Following the transfer of the zanidatamab development program to Jazz and the discontinuation of our zanidatamab zovodotin clinical development program following a strategic business review, we have been focused on the development of our early-stage product candidates and general discovery efforts. We are currently recruiting patients in ongoing global Phase 1, open-label, multicenter studies of ZW171 and ZW191 in North America, Europe, and the Asia-Pacific region.
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
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or non-U.S. health authorities for violations of applicable regulatory requirements;
•delays in the testing, validation, manufacturing and delivery of our product candidates to the clinical trial sites, including due to a facility manufacturing any of our product candidates or any of their components being ordered by the FDA or non-U.S. health authorities to temporarily or permanently shut down due to violations of cGMP regulations or other applicable requirements, or cross-contaminations of product candidates in the manufacturing process;
•inconclusive or negative results or unforeseen complications in clinical trials;
•a breach or suspension or termination pursuant to the terms of any agreement with, or for any other reason by, current or future strategic partners that have responsibility for the clinical development of any of our product candidates;
•failure to conduct our clinical trials in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or non-U.S. health authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial; and
•receiving untimely or unfavorable feedback from applicable regulatory authorities regarding the trial or requests from regulatory authorities to modify the design of a trial.
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
Any failure or significant delay in commencing or completing clinical trials would adversely affect our ability to obtain regulatory approval, and our commercial prospects and ability to generate product revenue will be diminished. Even if trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or non-U.S. health authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. We cannot guarantee that the FDA or non-U.S. health authorities will view any of our product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we may receive unexpected or unfavorable feedback from the FDA or non-U.S. health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. To the extent the results of the trials are not satisfactory to the FDA or non-U.S. health authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.
Our long-term prospects depend in part upon discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
Our future operating results are dependent in part on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates beyond zanidatamab and the product candidates we currently have in clinical and preclinical development. A product candidate can unexpectedly fail at any stage of preclinical and clinical development. Our investments in our early-stage research and development efforts may not yield any promising product candidates. Even if our research and development efforts yield product candidates that advance into clinical studies, the historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later-stage clinical trials of the product candidate.
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
In parallel with our efforts to discover and advance product candidates, we are evolving our business strategy to help enhance long-term stockholder value through thoughtful capital allocation, while continuing to pursue meaningful impact on patient outcomes through our research and development innovation. This evolution includes anchoring our future strategy around anticipated royalty and milestone revenues from Ziihera® in currently approved indications and other potential future indications, with the potential for these revenues to be supplemented over time with additional potential revenues from our existing partnerships as well as new partnerships and collaborations formed from our wholly-owned research and development pipeline and other potential opportunistic investments. We believe that, if we can successfully implement this focused, capital-efficient partnership business model, the anticipated royalty and milestone revenues could serve as both a longer-term funding source for our continued research and development operations and as a foundation from which to grow our self-contained royalty income over the longer term. We intend to remain disciplined with our research and development investment strategy with respect to focusing resource allocation on high-potential, innovative programs that align with our partnership-driver business model, whether originating from our wholly-owned research and development pipeline or accessed externally. Our implementation of this evolving business strategy is ongoing and there can be no assurance that any changes in business strategy will be successfully implemented or will achieve the intended results. Any such change in strategy may require revisions to multiple facets of our business, including our organizational structure, operations and tax planning. Moreover, any such change in business strategy may result in delays and disruptions to existing development efforts, increased costs, loss of key personnel and diversion of management’s attention, any of which could materially adversely affect our business. Even if we successfully implement this change in strategy, we cannot be certain that anticipated royalty and milestone revenues will be sufficient to appropriately fund and advance our research and development pipeline or that we will be successful in partnering any current or future programs or product candidates.
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
Further, the FDA and comparable non-U.S. regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any of our product candidates. Our product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. In addition, any of these regulatory authorities may change requirements for the approval of a product candidate after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial that has the potential to result in FDA or other agencies’ approval. In addition, any of these regulatory authorities may approve a product candidate for fewer or more limited indications than we request or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we believe would be necessary or desirable for the successful commercialization of our product candidates.
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
Zanidatamab was granted Breakthrough Therapy designation from the CDE in China for treating patients with BTC who have failed prior systemic therapies. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC.
Development of product candidates in combination with other therapies could expose us to additional risks.
We are subject to risks that the FDA, the EMA or other comparable regulatory authorities could revoke approval of any therapies with which zanidatamab or any other product candidate that receives marketing approval is approved for use. We are also subject to the risk that safety, efficacy, manufacturing or supply issues could arise with such therapies. In addition, it is possible that existing therapies with which zanidatamab or our product candidates are approved for use could fall out of favor or be relegated to later lines of treatment, which could result in such products being removed from the market or being less successful commercially. We may also evaluate our product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable regulatory authorities. We will not be able to market and sell any product candidate in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable regulatory authorities do not approve or revoke their approval of these other therapies, or if safety, efficacy, commercial adoption, manufacturing or supply issues arise with the therapies we choose to evaluate in combination with any other product candidate, we may be unable to obtain approval of or successfully market any one or all of the product candidates we develop.
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
The ability of the FDA to review and clear or approve new product candidates can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities. If funding shortages, staffing limitations or other factors hinder or prevent the FDA from conducting regular inspections, reviews or other regulatory activities, there could be a significant impact on the ability of the FDA to timely review and process our regulatory submissions, which could have a material impact on our business.
Successful development of our current and future product candidates is uncertain and we may discontinue or reprioritize the development of any of our product candidates at any time, at our discretion.
Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
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
Aside from the orphan drug exclusivity for zanidatamab, even if we obtain orphan drug exclusivity for other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, after an orphan drug is approved, the FDA can subsequently approve the “same drug” for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we or our strategic partners are unable to manufacture sufficient supply of a product to meet the needs of patients, the FDA can withdraw orphan exclusive marketing rights or approve another marketing application for the “same drug” product before the expiration of the exclusivity period.
Further, in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. The U.S. Supreme Court’s June 2024 Chevron decision may invite lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including the FDA’s statutory interpretations of market exclusivities, which could undermine the FDA’s authority, lead to uncertainty in the industry, and disrupt the FDA’s normal operations. Further, the current U.S. Presidential administration, along with new leadership at the FDA, may issue new policies and regulations. Executive actions under the current U.S. Presidential administration, such as layoffs, a hiring freeze and budget cuts, may also disrupt the normal operations of federal agencies. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.
Even if we obtain FDA approval of any of our product candidates, we may never obtain approval or commercialize such product candidates outside of the United States, which would limit our ability to realize their full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking non-U.S. regulatory approvals could result in significant delays, difficulties and costs and may require additional preclinical studies or clinical trials, which would be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. Satisfying these and other regulatory requirements is costly, time consuming, uncertain and subject to unanticipated delays. Our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. Zanidatamab is the only product developed using our therapeutic platforms to have received FDA approval. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. In July 2025, the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Such approvals were received by our strategic partners Jazz and BeOne, and we do not have experience in obtaining regulatory approval in the United States or international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.
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
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. In most cases, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control after initial approval is granted. As a result, we might obtain regulatory approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product and negatively impact the revenues we are able to generate from the sale of the product in that country. In many countries, particularly those in the EU, prescription drug pricing and reimbursement is subject to governmental control. In countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we or our strategic partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies.
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
We expect to experience pricing pressures in connection with the sale of any products that we develop, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current U.S. Presidential administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of the U.S. Department of Health and Human Services (“HHS”) to establish a mechanism through which U.S. patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current U.S. Presidential administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges, changes in the leadership of the federal agencies, legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved.
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
We intend to use our therapeutic platforms to build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of a variety of diseases. Although our research and development efforts have resulted in a pipeline of product candidates directed at various cancers and AIID, we may not be able to develop product candidates that are safe and effective. Although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not continue to successfully develop and begin to commercialize product candidates, we will face difficulty in obtaining product revenue in future periods, which could result in significant harm to our financial position and adversely affect our stock price. We are also evolving our business strategy to help enhance long-term stockholder value. However, our revised business strategy may not be successful and could divert management’s attention, require substantial resources, or introduce new operational, regulatory or financial risks. If we are unable to effectively implement our revised business strategy, or if our revised strategy does not generate the intended benefits, our business and financial condition may be significantly harmed.
Even if we receive regulatory approval to commercialize any of the product candidates that we develop, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. For example, in November 2024 the FDA granted accelerated approval for Ziihera® for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, in May 2025, the NMPA in China granted conditional approval for zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC, and in July 2025, the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. However, continued approval for these indications is contingent upon verification and description of clinical benefits in confirmatory trials.
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
Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. The FDA has also increased its scrutiny of drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other health data of U.S. patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current U.S. Presidential administration and the new FDA commissioner.
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
The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and non-U.S. regulations. Prolonged uncertainty in trade relationships could result in supply chain disruptions, packaging issues, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we are evaluating steps to mitigate any impacts of new or increased tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. Additionally, if contaminants are discovered in the supply of our products or product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability, purity, and efficacy failures, deficiencies, or other issues relating to the manufacture of our products or product candidates will not occur in the future. Even if any of our product candidates is approved, these manufacturing difficulties and supply chain risks will persist and an inability to source sufficient commercial supply would materially and negatively impact our commercialization efforts and financial results. Our research and development activities also involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. While we currently outsource all manufacturing to third parties, we and our manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures relating to these laws comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials. In addition, manufacturing methods and formulation changes for product candidates advancing towards commercialization carry the risk that such product candidates may perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. While such changes are common and intended to help optimize processes and results during the development process, any of these changes could increase costs, cause delays and impact our ability, or our strategic partners’ ability, to commence product sales and generate revenue.
Strategic transactions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
We actively evaluate various strategic transactions on an ongoing basis, and we may acquire other businesses, products or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. For example, as part of the evolution of our business strategy announced in August 2025, we plan to look for opportunities to augment our development pipeline with external programs and product candidates, as well as other opportunistic investments that may bolster our royalty-driven cash flows. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
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
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and its implementing regulations, impose certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Penalties for HIPAA violations can be significant, and criminal and monetary penalties, as well as injunctive relief, may be imposed for HIPAA violations. Most drug manufacturers are not directly subject to HIPAA, but prosecutors increasingly are using HIPAA-related theories of liability against drug manufacturers and their agents and we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Furthermore, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach, as defined by HIPAA, and, in some cases, the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. In addition to HIPAA, other applicable data privacy and security obligations may require us to notify relevant stakeholders of any security breaches or incidents that result in the unauthorized disclosure or dissemination of personal information. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse impacts.
Furthermore, the loss, corruption or unavailability of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems or otherwise relating to their collection, storage or processing of data could also have a material adverse effect on our business.
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.
U.S. states have enacted and are considering enacting laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals), which may be more rigorous than, or impose additional requirements beyond those required by, HIPAA. For example, the California Consumer Privacy Act (“CCPA”), which became effective in January 2020, gives California consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance as well as a limited private right of action in connection with certain data breaches. The California Privacy Rights Act of 2020, which went into effect in January 2023, expanded the CCPA in numerous ways and established the California Privacy Protection Agency to implement and enforce the law. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the CCPA. Other privacy and security laws address specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. While exemptions to some of these laws may apply to portions of our business, these laws’ enactment and evolving interpretations may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future.
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
The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes numerous requirements, including high standards for obtaining consent, requirements for more robust disclosures to individuals and strengthened individual data rights, required data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party data processors. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. The GDPR provides for fines of up to the greater of €20.0 million or up to 4% of total worldwide annual turnover of the preceding financial year and other administrative penalties; further, the GDPR permits other forms of relief and recovery, and other national and local data protection laws provide for additional penalties and relief. Adverse publicity relating to actual or alleged GDPR noncompliance also could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. The

UK enacted the UK Data (Use and Access) Act 2025 in June 2025, which made targeted amendments to the UK’s data protection regime that cause it to deviate further from the GDPR. This has introduced additional compliance complexity and has created uncertainty with respect to the European Commission’s adequacy determination regarding the UK’s data protection regime, which must be renewed in 2025 to permit ongoing relatively unrestricted data flows from the EEA to the UK.
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
The interpretation and application of consumer, health-related and privacy, data protection and security laws in the United States, the EEA, Switzerland, the UK and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or non-U.S. laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. These privacy regulations vary between states, may differ from country to country, and may vary based on whether testing is performed in the United States or in the local country. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.
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
In March 2010, the PPACA became law in the United States. The PPACA may affect the operational results of companies in the pharmaceutical industry, including us, by imposing on them additional costs. For example, effective January 2010, PPACA increased the minimum Medicaid drug rebates for pharmaceutical companies and imposed an annual fee on certain branded prescription drugs and biologics. Since the enactment of PPACA, there have been executive, judicial and Congressional challenges to certain aspects of the PPACA. In June 2021, the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the PPACA, dismissing the case without specifically ruling on the constitutionality of the PPACA. Accordingly, the PPACA remains in effect in its current form. It is unclear how future litigation or healthcare measures promulgated by the current U.S. Presidential administration will impact our business, financial condition and results of operations.

Complying with any new legislation or changes in healthcare regulation could be time-intensive and expensive, resulting in a material adverse effect on our business.
Other legislative changes have been proposed and adopted since the PPACA was enacted. For example, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 2019, to close the coverage gap in most Medicare drug plans. The Budget Control Act of 2011, which calls for aggregate reductions to Medicare payments to providers of up to 2% per year, began in 2013 and, due to subsequent legislative amendments, will remain in effect through 2032 unless Congress takes further action. The American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on potential customers for zanidatamab or our product candidates, if approved, and, accordingly, our future financial operations. We are unable to predict the future course of federal or state health care legislation or non-U.S. regulations relating to the marketing, pricing and reimbursement of pharmaceutical products.
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates are no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs. Further, the current U.S. Presidential administration has issued executive orders focused on decreasing prescription drug prices. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms and drug pricing policies, may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
•sociopolitical instability in particular non-U.S. economies and markets;
•differing regulatory requirements for drug approvals in non-U.S. countries;
•potentially reduced protection for intellectual property rights;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in U.S. or non-U.S. customs laws and regulations, tariffs and trade barriers, including any changes that nations may impose as a result of political tensions, including tensions between Canada and China, Canada and the United States, or the United States and China;
•changes in non-U.S. currency exchange rates and currency controls;
•fluctuations in the U.S. dollar, particularly a weakening of the U.S. dollar against other currencies;
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
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters; and
•supply and other disruptions resulting from the impact of public health epidemics on our strategic partners, third-party manufacturers, suppliers and other third parties upon which we rely.
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, treatment of intellectual property, taxes, and other limitations on cross-border operations, including the provision of services and the exchange of data. The U.S. government has made and continues to make significant changes in U.S. trade policy and may continue to take actions that could negatively impact U.S. trade. For example, there have been legislative proposals that would limit the extension of certain specific types of government contracts or renewals, loans, or grants to companies that may do business with select Chinese biotechnology equipment or service providers. If enacted, such legislation would preclude certain U.S. biotechnology companies from using equipment or services produced or provided by those Chinese biotechnology companies when performing on specified types of agreements with the U.S. government. Others in Congress have advocated for the use of existing executive branch authorities to limit certain Chinese service providers’ ability to engage in business in the United States. We cannot predict whether any proposed legislation will be enacted, what executive actions may implicate these kinds of service relationships, or what other actions may ultimately be taken with respect to trade relations between the United States and China or other countries.
Relatedly, the United States has recently enacted significant new tariffs on a number of countries. These include new global tariffs affecting virtually all U.S. trading partners, plus additional tariff measures specifically targeting goods of Canadian, Mexican, and Chinese origin. The current U.S. Presidential administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing action, discussion, negotiation, commentary and litigation regarding significant changes to U.S. trade policies, treaties and tariffs. Significant uncertainty continues to exist about the future relationship between the United States and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions and global trade. Additionally, these developments and their direct and indirect impacts could also weaken the U.S. dollar against other currencies, which may adversely affect our business, including as a result of increased costs for goods and services denominated in currencies other than the U.S. dollar. These effects may also negatively impact our partners. Any of these factors could depress economic activity and restrict our access to third-party services as well as disrupt the supply chain for the sourcing of our product candidates. For example, the early-stage clinical supplies for our internal pipeline are currently sourced from China, and while we are actively monitoring tariffs and evaluating other locations for future clinical product requirements, our mitigation efforts may not be successful and our business may be adversely affected. We also run a portion of our global clinical studies and utilize clinical trial sites in non-U.S. locations; we cannot predict how these non-U.S. locations may be impacted by tariffs or a broader trade war. If we or our partners are unable to obtain or use services from existing service providers, unable to source supplies of product candidates or approved drugs, or unable to export or sell approved products or export or sell approved products at competitive prices, our business, liquidity, financial condition, and/or results of operations could be materially and adversely affected.
In addition, the current U.S. Presidential administration has indicated that it views non-U.S. pharmaceutical manufacturing as a national security concern. As a result, the Department of Commerce has initiated an investigation into imports of pharmaceuticals and pharmaceutical products. If a threat is determined to exist, the current U.S. Presidential administration could impose new and/or additional pharmaceutical-specific tariffs or take other actions. While we cannot predict the outcome of this investigation and whether or not it will result in the imposition of additional tariffs, if additional tariffs are imposed, it could materially increase our costs and also further complicate our supply chain for the manufacture and importation of our product candidates.
Our business has been in the past and may in the future be adversely affected by public health outbreaks and pandemics.
Our business has been in the past and may in the future be adversely affected by public health outbreaks and pandemics. If a public health outbreak or pandemic leads to disruptions in our industry or to our service providers, particularly in regions where we or our strategic partners and suppliers do business, we could experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including:
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
Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates and market, sell and distribute any approved products. In addition, we may be subject to transparency laws and patient privacy regulation by the federal government and by the U.S. states and non-U.S. jurisdictions in which we conduct our business. The applicable federal, state and non-U.S. healthcare laws and regulations that may affect our ability to operate include:
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
•federal civil and criminal false claims laws and civil monetary penalty laws, including the federal False Claims Act, impose criminal or civil penalties against individuals or entities for knowingly presenting, or causing to be presented, to the federal government (including the Medicare and Medicaid programs) or other third-party payor claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
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
•the federal Open Payments program under the Physician Payments Sunshine Act, created under Section 6002 of the PPACA and its implementing regulations, requires applicable group purchasing organizations and manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to HHS information related to “payments or other transfers of value” made in the previous year to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other health care professionals (such as nurse practitioners and physician assistants) and teaching hospitals, and information regarding ownership and investment interests held by physicians or their immediate family members; and
•analogous and similar state and non-U.S. laws and regulations, including: state anti-kickback and false claims laws that may apply to our business practices (including research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by state governmental and non-governmental third-party payors, including private insurers); state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; state laws that require drug manufacturers to track gifts and other remuneration and items of value provided to healthcare professionals and entities and file reports relating to pricing and marketing information; and state and foreign laws that govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.
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
We are subject to export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations that can harm our business.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of June 30, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2024 and 2023 were $122.7 million and $118.7 million, respectively, while our net loss for the six months ended June 30, 2025 was $20.3 million. As of June 30, 2025, our accumulated deficit was $850.7 million. Our revenue as of June 30, 2025 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. We do not anticipate being net income positive on a regular basis for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of June 30, 2025, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.
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
We currently have three clinical-stage product candidates, ZW171, ZW191 and ZW251. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing clinical development in the United States and other jurisdictions not covered by our license to BeOne. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC.

Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. Additionally, in May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC, and in July 2025, Jazz announced that the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Continued approval for these indications is contingent upon verification and description of clinical benefits in confirmatory trials, and if these ongoing confirmatory trials fail to demonstrate a clinical benefit, the applicable regulators may revoke the conditional approvals, which would negatively impact our ability to earn milestone payments and royalties from BeOne and/or Jazz.
We are focused on the development of our early-stage product candidates and general discovery efforts. Following the clearance of our IND applications for both ZW171 and ZW191, we have received approvals to proceed in selected non-U.S. countries in relation to our Phase 1 study sites in Europe and the Asia-Pacific region.
Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. In order to obtain regulatory approval, we will be required to conduct clinical trials for each indication for each of our product candidates. Although our collaboration agreements with Jazz and BeOne provide for additional future funding for zanidatamab, we will continue to require additional funding to advance and complete the development of our other product candidates, and such funding may not be available on acceptable terms or at all. If sufficient funds on acceptable terms are not available when needed, or at all, we could be forced to significantly reduce operating expenses and delay, scale back or eliminate one or more of our development programs or our business operations. As part of our evolving business strategy to help enhance long-term stockholder value and as an alternative to us pursuing later-stage clinical development of our product candidates, we plan to evaluate various partnering and other strategic collaboration transactions that may enable us to transfer certain costs and risks related to later-stage development to our strategic partners. If we successfully enter into these types of transactions, we expect to be able to enhance our capital efficiency by deploying resources that may have otherwise been spent on later-stage clinical development across other areas of our business; however, we may not be able to identify suitable partners or enter into agreements on terms acceptable to us. Even if we are able to secure additional partnering arrangements, there can be no assurance that these arrangements will be successful, which could materially harm our business, financial conditions and results of operations.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. For example, in August 2024, we entered into the Cowen Sales Agreement with TD Cowen as sales agent to sell shares of our common stock from time to time through an “at-the-market” equity offering program, subject to a maximum aggregate dollar amount registered pursuant to a prospectus supplement. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, or declaring dividends. If we raise additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.
Tax law changes could adversely affect our business and financial condition.
We are subject to income taxes in the United States and various non-U.S. jurisdictions. Our effective tax rate could be adversely affected by several factors, many of which are outside of our control, including enactment of new income, sales, use or other tax laws, statutes, rules, regulations, or ordinances or changes or modifications in existing tax laws, statutes, rules, regulations, or ordinances, or the interpretation of the same. For example, the recently enacted U.S. federal tax legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) has made many significant changes to the U.S. tax laws. We are currently evaluating the full impact of the OBBB Act on us. Future guidance from the Internal Revenue Service and other tax authorities with respect to current tax laws may affect us, and certain aspects of current tax laws could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to such legislation or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of non-U.S. earnings, and the deductibility of expenses under past or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future tax expense.
Risks Related to Our Dependence on Third Parties
We depend on our collaborative relationships with Jazz and BeOne to further develop and commercialize zanidatamab, and if our relationships are not successful or are terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
In October 2022, Zymeworks BC entered into a License and Collaboration Agreement (the “Original Jazz Collaboration Agreement”) with Jazz, under which Jazz obtained development and commercialization rights of zanidatamab throughout the world, excluding certain territories already covered by Zymeworks BC’s agreement with BeOne. In April 2023, certain of our subsidiaries entered into a stock and asset purchase agreement with Jazz Inc. (as amended, the “Transfer Agreement”). Pursuant to the terms of the Transfer Agreement, we took a series of steps designed to simplify, focus, and potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz by transferring certain assets, contracts and employees associated with our zanidatamab development program to Jazz and its affiliates (the “Program”). As part of the transactions contemplated by the Transfer Agreement, at the closing of the Transfer Agreement in May 2023, Zymeworks BC and Jazz amended and restated the Original Jazz Collaboration Agreement to reflect the transfer of responsibility for the Program (as amended, the “Amended Jazz Collaboration Agreement”). Under the Amended Jazz Collaboration Agreement, the financial terms of the Original Jazz Collaboration Agreement were unchanged, except that the costs of the Program (including ongoing costs related to the service providers transferred to Jazz pursuant to the Transfer Agreement) incurred following the closing of the Transfer Agreement are directly borne by Jazz instead of being incurred by us and charged back to Jazz for reimbursement, although Zymeworks BC remains eligible for reimbursement of certain costs for activities where Zymeworks BC maintains responsibility under the Amended Jazz Collaboration Agreement. Other material terms in the Amended Jazz Collaboration Agreement also remain substantially similar to the terms of the Original Jazz Collaboration Agreement, including commercialization, term and termination, and certain other customary terms and conditions, including mutual representations and warranties, indemnification, and confidentiality provisions. We cannot be certain that our amended arrangement with Jazz will simplify, focus, or potentially expedite the clinical development and commercialization of zanidatamab in partnership with Jazz. We continue to depend on Jazz to collaborate with us to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement and, as a result, the eventual success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend in large part on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement.
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
In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted. Jazz is also subject to the risks relating to development and commercialization of product candidates or approved products discussed elsewhere in this “Risk Factors” section, which could restrict Jazz’s ability to further develop and commercialize zanidatamab and negatively impact our ability to achieve milestone payments and royalties.
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
Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab or to add competitive agents to its portfolio could result in a decision to terminate the agreement, in which event, among other things, we may be responsible for paying any remaining costs of ongoing or future clinical trials. If Jazz decides to terminate the Amended Jazz Collaboration Agreement, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business. Any of the above discussed scenarios could adversely affect the timing and extent of the development and commercialization activities related to zanidatamab, which could materially and adversely impact our business.
Additionally, in November 2018, we entered into a License and Collaboration Agreement with BeOne granting BeOne an exclusive license for the research, development, and commercialization of zanidatamab in Asia (excluding Japan, but including the People’s Republic of China, South Korea and other countries), Australia, and New Zealand. We face similar risks with respect to our relationship with BeOne as we do with Jazz.

Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
We have limited capabilities for drug development and commercialization of our product candidates, if approved. Accordingly, we have entered into strategic partnerships with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Jazz, BeOne, BMS, GSK, Daiichi Sankyo, J&J and Merck. These relationships also have provided us with non-dilutive funding for our wholly-owned pipeline and therapeutic platforms and we expect to receive additional funding under these strategic partnerships in the future. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose a number of risks, including:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates (for example, each of our collaboration and license agreements with Jazz, BeOne, BMS, GSK, Daiichi Sankyo, J&J and Merck may be terminated for convenience upon the completion of a specified notice period);
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
The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured in accordance with cGMP by utilizing cells that are stored in a cell bank. We have one master cell bank and one working cell bank for zanidatamab and one master cell bank for each of ZW171, ZW191, ZW209, ZW220 and ZW251. Should any cell bank be lost in a catastrophic event, it is possible that we could lose part of a cell bank and have our manufacturing potentially impacted by the need to replace the cell bank. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives.
Furthermore, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar non-U.S. standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and non-U.S. agencies. They are also subject to periodic unannounced inspections by the FDA, state and other non-U.S. authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of our product candidates.
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
We and our CROs are required to comply with GCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EU and comparable non-U.S. regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and our submission of marketing applications may be delayed or the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA could determine that any of our clinical trials fail or have failed to comply with applicable GCP regulations. In addition, our clinical trials must be conducted with product produced under the cGMP regulations enforced by the FDA, and our clinical trials may require a large number of test subjects. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process and increase our costs. Moreover, our business may be implicated if any of our CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.
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
Further, our operations depend on the continuing and efficient operation of our information technology and communications systems and infrastructure, and specifically on “cloud-based” platforms. These platforms are vulnerable to damage or interruption from earthquakes, vandalism, sabotage, terrorist attacks, floods, fires, power outages, telecommunications failures, and computer viruses or other deliberate attempts to harm the systems. The occurrence of a natural or intentional disaster, any decision to close a facility we are using without adequate notice, or an unanticipated problem at our cloud-based virtual server facility, could result in harmful interruptions in our service, resulting in adverse effects to our business.

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
Additionally, recent reforms and changes at U.S. government agencies and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the U.S. Patent and Trademark Office (“USPTO”) and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications and our ability to timely and adequately maintain, enforce, or defend our issued patents.
Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as U.S. law. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.
Our patents covering one or more of our products or product candidates could be found invalid or unenforceable if challenged.
Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. These challenges could be initiated in the courts or administratively in various patent offices. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable or file an administrative action to invalidate our patent. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable non-U.S. counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.
With respect to challenges to the validity of our patents, there might be invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. The cost of defending such a challenge, and any resulting loss of patent protection, could have a material adverse impact on one or more of our product candidates and our business.
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
•the laws of certain countries may not protect our intellectual property rights to the same extent as U.S. law, or we may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which we operate; and
•the patents of others may have an adverse effect on our business, for example by preventing us from marketing one or more of our product candidates for one or more indications.
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
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. For example, we treat our confidential and proprietary computational technologies, including unpatented know-how and other proprietary information, as trade secrets. We enter into confidentiality agreements with our employees, consultants, strategic partners and others upon the commencement of their relationships with us. These agreements provide that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to, or houses or hosts, our trade secrets or proprietary information or that has been involved in the development of intellectual property. Further, despite such agreements, such inventions or confidential information may become disclosed or assigned to third parties. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in such technology or know-how or in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, that individual’s assignee, or a third party. Such assignment or license may not be available on commercially reasonable terms or at all.
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
Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents or applications will be due to the USPTO and various non-U.S. patent offices at various points over the lifetime of our patents or applications. We have systems in place to remind us to pay these fees, and we rely on our outside patent annuity service to pay these fees when due. Additionally, the USPTO and various non-U.S. patent offices require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. We employ reputable law firms and other professionals to help us comply, and in many cases an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with rules applicable to the particular jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If such an event were to occur, it could have a material adverse effect on our business.
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
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents, in our strategic partners’ patents or in third-party patents. U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has created uncertainty with respect to the validity, scope and value of patents, once obtained.
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
Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in non-U.S. jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or partners may obtain in the future. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, any of our patent rights with functional claims may be vulnerable to third-party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some countries do not protect intellectual property rights to the same extent as U.S. law. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. U.S. Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States.
Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions other than the United States. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in non-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
Geo-political actions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors or licensees and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors or licensees. For example, in March 2025, the Chinese government issued regulations for implementation of the 2021 Anti-Foreign Sanctions Act. These regulations expand the Chinese government’s ability to seize certain assets, including intellectual property, of foreign entities in response to foreign sanctions, including those by the United States. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was introduced in June 2023, which will significantly impact European patents, including those granted before the introduction of this system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
We use open source software in connection with our internal research and development programs, which could negatively affect our ability to develop products and subject us to litigation or other actions.
We use open source software in connection with our internal research and development programs. The terms of many open source licenses have not been interpreted by U.S. or non-U.S. courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to use this software. As a result, we could be subject to lawsuits by parties claiming ownership of what we believe to be open source software, or claiming that software we developed using such open source software is a derivative work of open source software and demanding the release of portions of our source code, or otherwise seeking to enforce the terms of the applicable open source license. Litigation could be costly for us to defend, have a negative effect on our financial condition and results of operations or require us to devote additional research and development resources to change our platform and offerings.
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
In addition to FDA restrictions on the marketing of pharmaceutical products, federal and state healthcare laws restrict certain business practices in the biopharmaceutical industry. If our product candidates are approved and we begin commercialization, we will be subject to additional healthcare laws and regulations enforced by the federal government and by authorities in the states and non-U.S. jurisdictions in which we conduct our business. These state and federal healthcare laws, commonly referred to as “fraud and abuse” laws, have been applied to restrict certain marketing practices in the pharmaceutical industry, and include anti-kickback, false claims, data privacy and security and transparency statutes and regulations.
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
HIPAA created federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of, or payment for, healthcare benefits, items or services.
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
If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil or administrative penalties, damages, fines, disgorgement, individual imprisonment, exclusion of products from reimbursement under government programs, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings or the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. To the extent that any of our products will be sold outside the United States, we may be subject to similar non-U.S. laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.
If we do not comply with laws regulating the protection of the environment and health and human safety, our business could be adversely affected.
Our research and development involves, and may in the future involve, the use of potentially hazardous materials and chemicals. Our operations may produce hazardous waste products. Although we believe that our safety procedures for handling and disposing of these materials comply with the standards mandated by local, state and federal laws and regulations, the risk of accidental contamination or injury from these materials cannot be eliminated. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations and fire and building codes, including those governing laboratory procedures, exposure to blood-borne pathogens, use and storage of flammable agents and the handling of biohazardous materials. Although we maintain workers’ compensation insurance as prescribed by certain jurisdictions in which we operate to cover costs and expenses we may incur due to injuries to our employees resulting from the use of these materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.
We may be subject to certain costs and inefficiencies as a result of our 2022 Redomicile Transactions.
We became a Delaware corporation in October 2022 as a result of the Redomicile Transactions. In connection with the Redomicile Transactions, we agreed to use reasonable efforts to effect certain steps following the Redomicile Transactions, including the reorganization of certain subsidiaries. For business reasons, certain of these steps were not completed. While we are managing any tax and operational implications resulting from our current organizational structure, and we may pursue additional reorganizations in the future, certain tax and operational implications may persist. In addition, we incurred non-recurring costs associated with the Redomicile Transactions, and the associated reorganization of our corporate structure may result in additional and unforeseen expenses in the future. While it is expected that benefits of the Redomicile Transactions will offset these costs over time, this net benefit may not be achieved in the short-term or at all. These combined factors could adversely affect our business, financial condition and results of operations.
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
As of June 30, 2025, we had 273 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. While as part of our evolving business strategy we intend to remain focused on disciplined allocation of capital across our development pipeline, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand or modify our development, manufacturing, regulatory, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. If we do not enter into partnering arrangements for later-stage clinical development, we believe the need for future expansion or modification in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion or modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth or organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth or organizational modifications, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth or organizational modification.

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
•the success of our partnerships and our ability to enter into future partnerships;
•our ability to achieve milestones and receive associated milestone and royalty payments pursuant to the terms of our partnerships;
•issues in manufacturing our product candidates or future approved products;
•regulatory developments or enforcement in the United States and other countries with respect to our product candidates or our competitors’ products;
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
•our ability to execute on our key strategic priorities, including our evolving business strategy announced in August 2025;
•changes in the structure of health care payment systems in the United States or other countries;
•failure of zanidatamab or our product candidates, if approved, to achieve commercial success;
•economic and other external factors or other disasters or crises;
•changes in customs laws and regulations, tariffs and trade barriers, or the perception that any of them could occur;
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 54.0% of our outstanding common stock as of June 30, 2025. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 30.9% of our outstanding common stock as of June 30, 2025. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
We qualify as a “smaller reporting company,” as defined under the Exchange Act. In addition, we are a “non-accelerated filer” as defined under the Exchange Act. For as long as we continue to be a smaller reporting company or a non-accelerated filer, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies that are not smaller reporting companies or non-accelerated filers, as applicable, including an exemption from the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting under Section 404.
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
We transitioned to a new enterprise resource planning system in 2025, which we believe will lead to improvements in our internal control over financial reporting; however, the full impact of this transition is not yet known. If, during the evaluation and testing process of our internal controls, we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective. We cannot assure you that there will not be material weaknesses in our internal controls over financial reporting in the future. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets. Furthermore, if we cannot provide reliable financial reports or prevent fraud, including as a result of remote working by our employees, our business and results of operations would likely be materially and adversely affected.
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
In August 2024, our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $60.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of June 30, 2025, we have repurchased 2,545,402 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock.
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
Additionally, as part of our evolving business strategy, we intend to evaluate opportunities to return capital to our stockholders through additional potential share repurchases. However, there can be no assurance that implementation of our evolving business strategy will generate sufficient cash flows from royalties, milestones and other sources to enable such additional share repurchases and, as a result, our stockholders may not realize enhanced long-term stockholder value. Any use of our cash resources to repurchase our common stock will reduce the amount of cash we have available for investment in other parts of our business and we may not deploy our resources in a way that enhances stockholder value.
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
On August 1, 2024, our board of directors authorized the Repurchase Program, whereby we may repurchase up to $60.0 million of our outstanding common stock, par value $0.00001 per share. No shares were repurchased under this program during the three months ended June 30, 2025. As of June 30, 2025, $30.0 million remained authorized for repurchase under the Repurchase Program.
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

10.1
Amendment No. 1 to Pre-Funded Warrants to Purchase Shares of Common Stock, dated June 26, 2025 by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2025).

10.2*	First Amendment to Research License and Commercial Option Agreement, effective July 7, 2025, by and among Merck Sharp & Dohme LLC, Intervet International B.V., and Zymeworks BC Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 (unaudited) and December 31, 2024 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six months period ended June 30, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six month periods ended June 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six month period ended June, 2025 and 2024 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	August 7, 2025

By:	/s/ Leone Patterson
	Name:	Leone Patterson
	Title:	Executive Vice President, Chief Business Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 7, 2025