Form 10-Q
period 2025-09-30
Zymeworks Inc.
filed 2025-11-06
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of November 4, 2025 was 74,836,534.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2025

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
•our ability to identify, successfully compete for and acquire attractive royalty-generating assets;
•the availability of suitable acquisition or in-licensing opportunities or strategic partners that are consistent with the evolution of our business strategy;
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
i

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
•global economic and political conditions, including as a result of the Russian invasion of Ukraine and the recent conflicts in Israel and the broader Middle East, as well as social and political unrest in the locations where our clinical trials are held, and the related impact on our business and the markets generally;
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
We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. In addition, our names, logos and website names and addresses are our service marks or trademarks. Our registered trademarks include Azymetric, Zymeworks, ZymeCAD, EFECT, ZymeLink and ProTECT. The other trademarks, trade names and service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks, service marks, tradenames and copyrights referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and TM symbols, but we will assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and tradenames.
We express all amounts in this Quarterly Report on Form 10-Q in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2025

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(Expressed in thousands of U.S. dollars except share data)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$64,834	$66,103
Short-term marketable securities (note 5)	187,099	159,673
Accounts receivable	29,352	55,815
Prepaid expenses and other current assets	10,427	18,860
Total current assets	291,712	300,451
Long-term marketable securities (note 5)	47,427	98,428
Long-term prepaids and other assets	7,388	8,919
Deferred tax asset	4,862	4,385
Property and equipment, net	15,819	17,650
Operating lease right-of-use assets	16,648	16,666
Intangible assets, net	1,397	4,576
Goodwill (note 6)	12,016	12,016
Total assets	$397,269	$463,091
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 7)	$34,430	$59,838
Income tax payable	1,016	128
Current portion of operating lease liability (note 11)	3,400	2,740
Deferred revenue (note 9)	3,197	25,588
Total current liabilities	42,043	88,294
Long-term portion of operating lease liability (note 11)	15,504	15,738
Deferred revenue (note 9)	14,607	14,607
Other long-term liabilities (note 7)	278	923
Deferred tax liability	4,773	4,761
Total liabilities	77,205	124,323
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at September 30, 2025 and December 31, 2024, respectively; 75,139,281 and 68,964,319 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively (note 8a)	1,092,929	1,015,618
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of September 30, 2025 and December 31, 2024 (note 8a)	—	—
Exchangeable shares, no par value, 569,189 and 570,637 issued and outstanding shares at September 30, 2025 and December 31, 2024, respectively (note 8a)	8,168	8,188
Additional paid-in capital	111,489	152,249
Accumulated other comprehensive loss	(6,050)	(6,952)
Accumulated deficit	(886,472)	(830,335)
Total stockholders’ equity	320,064	338,768
Total liabilities and stockholders’ equity	$397,269	$463,091
Related party transactions (note 8c)
Research collaboration and licensing agreements (note 9)
Commitments and contingencies (note 13)
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Research and development collaborations (note 9)	$27,614	$16,000	$103,450	$45,273
Operating expenses:
Research and development	35,578	36,353	105,765	97,558
General and administrative	14,146	13,852	46,082	45,321
Impairment on acquired IPR&D (note 6)	—	—	—	17,287
Total operating expenses	49,724	50,205	151,847	160,166
Loss from operations	(22,110)	(34,205)	(48,397)	(114,893)
Other income:
Interest income	3,529	4,785	10,379	15,859
Other income (expense), net (note 10)	315	(204)	(257)	214
Total other income, net	3,844	4,581	10,122	16,073
Loss before income taxes	(18,266)	(29,624)	(38,275)	(98,820)
Income tax expense	(1,336)	(226)	(1,646)	(369)
Net loss	(19,602)	(29,850)	$(39,921)	$(99,189)
Other comprehensive income:
Unrealized income on available for sale securities, net of tax of nil (note 5)	290	1,905	902	604
Total other comprehensive income	290	1,905	902	604
Comprehensive loss	$(19,312)	$(27,945)	$(39,019)	$(98,585)

Net loss per common share (note 4):
Basic	$(0.26)	$(0.39)	$(0.53)	$(1.30)
Diluted	$(0.26)	$(0.39)	$(0.53)	$(1.30)

Weighted-average common stock outstanding (note 4):
Basic	75,767,778	76,128,531	75,427,508	76,244,893
Diluted	75,775,214	76,157,101	75,434,487	76,266,177

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in thousands of U.S. dollars except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of options	—	—	—	—	84,863	1,208	—	—	(437)	771
Issuance of common stock through employee stock purchase plan	—	—	—	—	74,274	724	—	—	—	724
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	460,620	4,390	—	—	(4,390)	—
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(735)	(10)	735	10	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,794	6,794
Net loss	—	—	—	—	—	—	(22,636)	—	—	(22,636)
Other comprehensive income	—	—	—	—	—	—	—	546	—	546
Balance at March 31, 2025	1	$—	569,902	$8,178	69,584,811	$1,021,950	$(852,971)	$(6,406)	$154,216	$324,967
Issuance of common stock on exercise of options	—	—	—	—	174,856	2,267	—	—	(882)	1,385
Issuance of common stock upon exercise of pre-funded warrants (note 8c)	—	—	—	—	5,086,480	49,862	—	—	(49,862)	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,771	5,771
Net income	—	—	—	—	—	—	2,317	—	—	2,317
Other comprehensive income	—	—	—	—	—	—	—	66	—	66
Balance at June 30, 2025	1	$—	569,902	$8,178	74,846,147	$1,074,079	$(850,654)	$(6,340)	$109,243	$334,506
Issuance of common stock on exercise of options	—	—	—	—	840,052	12,695	—	—	(4,131)	8,564
Issuance of common stock through employee stock purchase plan	—	—	—	—	65,702	1,157	—	—	—	1,157
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(713)	(10)	713	10	—	—	—	—
Private placement for issuance of common stock (note 8c)	—	—	—	—	415,000	4,988	—	—	—	4,988
Repurchase and retirement of common stock (note 8b)	—	—	—	—	(1,028,333)	—	(16,216)	—	—	(16,216)
Stock-based compensation	—	—	—	—	—	—	—	—	6,377	6,377
Net loss	—	—	—	—	—	—	(19,602)	—	—	(19,602)
Other comprehensive income	—	—	—	—	—	—	—	290	—	290
Balance at September 30, 2025	1	$—	569,189	$8,168	75,139,281	$1,092,929	$(886,472)	$(6,050)	$111,489	$320,064

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2024	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise of options	—	—	—	—	203,518	2,581	—	—	(626)	1,955
Issuance of common stock through employee stock purchase plan	—	—	—	—	52,905	577	—	—	—	577
Issuance of common stock upon vesting of RSUs	—	—	—	—	224,104	1,939	—	—	(1,939)	—
Issuance of common stock for retracted exchangeable shares (note 8a)	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,435	3,435
Net loss	—	—	—	—	—	—	(31,653)	—	—	(31,653)
Other comprehensive loss	—	—	—	—	—	—	—	(1,121)	—	(1,121)
Balance at March 31, 2024	1	$—	570,637	$8,188	70,677,106	$1,003,481	$(709,090)	$(7,724)	$143,144	$437,999
Issuance of common stock on exercise of options	—	—	—	—	154,439	1,829	—	—	(692)	1,137
Stock-based compensation	—	—	—	—	—	—	—	—	4,891	4,891
Net loss	—	—	—	—	—	—	(37,686)	—	—	(37,686)
Other comprehensive loss	—	—	—	—	—	—	—	(180)	—	(180)
Balance at June 30, 2024	1	$—	570,637	$8,188	70,831,545	$1,005,310	$(746,776)	$(7,904)	$147,343	$406,161
Issuance of common stock on exercise of options	—	—	—	—	495,640	8,251	—	—	(3,043)	5,208
Issuance of common stock through employee stock purchase plan	—	—	—	—	75,327	734	—	—	—	734
Issuance of common stock upon vesting of RSUs	—	—	—	—	900	32	—	—	(32)	—
Stock-based compensation	—	—	—	—	—	—	—	—	4,028	4,028
Repurchase and retirement of common stock (note 8b)	—	—	—	—	(1,818,530)	—	(21,124)	—	—	(21,124)
Excise tax on repurchase of common stock (note 8b)	—	—	—	—	—	—	(84)	—	—	(84)
Net loss	—	—	—	—	—	—	(29,850)	—	—	(29,850)
Other comprehensive income	—	—	—	—	—	—	—	1,905	—	1,905
Balance at September 30, 2024	1	$—	570,637	$8,188	69,584,882	$1,014,327	$(797,834)	$(5,999)	$148,296	$366,978

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)
(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(39,921)	$(99,189)
Items not involving cash:
Depreciation of property and equipment	2,771	3,191
Amortization of intangible assets	3,871	2,494
Stock-based compensation expense	19,184	12,771
Amortization of operating lease right-of-use assets	2,461	1,819
Impairment of acquired IPR&D (note 6)	—	17,287
Deferred income tax recovery	(465)	(436)
Change in fair value of contingent consideration liability	—	(1,878)
Unrealized foreign exchange loss (gain)	227	(588)
Changes in non-cash operating working capital:
Accounts receivable	26,487	(4,729)
Prepaid expenses and other current assets	11,629	(4,159)
Accounts payable and accrued liabilities	(24,983)	6,985
Operating lease liabilities	(2,504)	(7,531)
Deferred revenue	(22,391)	5,154
Income taxes payable	888	261
Net cash provided used in operating activities	(22,746)	(68,548)
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	10,079	8,072
Issuance of common stock through employee stock purchase plan	1,425	930
Purchases of common stock for retirement (note 8b)	(16,216)	(20,624)
Private placement for issuance of common stock (note 8c)	4,988	—
Deferred financing costs	(93)	(174)
Net cash provided by (used in) financing activities	183	(11,796)
Cash flows from investing activities:
Purchases of marketable securities	(139,233)	(229,923)
Proceeds from marketable securities	162,160	277,645
Acquisition of property and equipment	(940)	(1,677)
Acquisition of intangible assets	(692)	(1,075)
Net cash provided by investing activities	21,295	44,970
Effect of exchange rate changes on cash and cash equivalents	(1)	173
Net change in cash and cash equivalents	(1,269)	(35,201)
Cash and cash equivalents, beginning of period	66,103	157,557
Cash and cash equivalents, end of period	$64,834	$122,356

Supplemental cash flow information:
Net cash paid during the period for income taxes	$1,243	$212
Supplemental disclosure of non-cash investing and financing items:
Issuance of common stock upon exercise of pre-funded warrants (note 8c)	$49,862	$—
Leased assets obtained in exchange for operating lease liabilities	2,443	644
Purchases of common stock not settled	504	500
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2024.

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

4. Net Loss Per Share
Net loss per share for the three and nine months ended September 30, 2025 and 2024 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders:
Basic	$(19,602)	$(29,850)	$(39,921)	$(99,189)
Adjustment for change in fair value of liability classified stock options	(168)	(56)	(345)	(198)
Diluted	$(19,770)	$(29,906)	$(40,266)	$(99,387)

Denominator:
Weighted-average common stock outstanding:
Basic	75,767,778	76,128,531	75,427,508	76,244,893
Adjustment for dilutive effect of equity classified stock options and RSUs	—	—	—	—
Adjustment for dilutive effect of liability classified stock options	7,436	28,570	6,979	21,284
Diluted	75,775,214	76,157,101	75,434,487	76,266,177

Net loss per common share – basic	$(0.26)	$(0.39)	$(0.53)	$(1.30)
Net loss per common share – diluted	$(0.26)	$(0.39)	$(0.53)	$(1.30)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include (i) Exchangeable Shares for all the periods presented and (ii) for the three and nine month periods ended September 30, 2024, the pre-funded warrants issued in connection with the Company’s December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration until their exercise on June 25, 2025 (note 8c). The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2025 and three and nine months ended September 30, 2024 as the effect would be to reduce the net loss per share.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of September 30, 2025:

	September 30, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$25,705	$—	$25,705
U.S. Treasury notes	85,802	66	85,868
Corporate debt securities	75,425	101	75,526
	186,932	167	187,099
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	46,985	442	47,427

	46,985	442	47,427

	$233,917	$609	$234,526

The following table summarizes the Company’s marketable securities as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs and mutual funds	$37,166	$—	$37,166
U.S. Treasury notes	71,500	72	71,572
Corporate debt securities	50,993	(58)	50,935
	159,659	14	159,673
Long-term marketable securities:
Contractual maturity of one to three years:
U.S. Treasury notes	14,979	2	14,981
Corporate debt securities	65,461	(153)	65,308
Contractual maturity of three to four years:
Corporate debt securities	18,295	(156)	18,139

	98,735	(307)	98,428

	$258,394	$(293)	$258,101

The following tables present information about the Company’s cash, cash equivalents and marketable securities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$41,336				$34,620
Cash equivalents:
Money market funds and mutual funds	$23,498	$—	$—	$23,498	$16,398	$—	$—	$16,398
GICs	—	—	—	—	15,085	—	—	15,085
	$23,498	$—	$—	$64,834	$31,483	$—	$—	$66,103

Marketable securities:
GICs and mutual funds	$25,705	$—	$—	$25,705	$37,166	$—	$—	$37,166
U.S. Treasury notes	85,868	—	—	85,868	86,553	—	—	86,553
Corporate debt securities	—	122,953	—	122,953	—	134,382	—	134,382
	$111,573	$122,953	$—	$234,526	$123,719	$134,382	$—	$258,101

	$135,071	$122,953	$—	$299,360	$155,202	$134,382	$—	$324,204

6. IPR&D and Goodwill
Acquired IPR&D
In-process research and development assets (“IPR&D”) acquired in the 2016 Kairos Therapeutics Inc. (“Kairos”) business combination were classified as indefinite-lived intangible assets and were not amortized until their classification as definite-lived assets. During the nine months ended September 30, 2024, the Company determined that the fair value of IPR&D, which was estimated using an income approach, was less than its carrying value. Accordingly, the Company recorded an impairment charge of $17,287 during the nine months ended September 30, 2024. The impairment was a result of the Company's decision to discontinue the zanidatamab zovodotin clinical development program which utilized the acquired technology represented by the IPR&D assets. As of July 1, 2024, the Company classified the remaining assets as definite-lived and commenced amortization, which was fully amortized as of December 31, 2024.
Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2024. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2024, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2025.
7. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Trade payables	$1,305	$3,903
Accrued research and development expenses	24,864	43,114
Goods and services tax payable	—	1,250
Employee compensation and related accruals	4,528	6,222
Fair value of liability classified stock options	415	1,264
Accrued legal, professional fees and other	3,318	4,085
	$34,430	$59,838
Other long-term liabilities consisted of the following:

	September 30, 2025	December 31, 2024
Liability from in-licensing agreements	$278	$447
Finance lease liability (note 11)	—	28
Other	—	448
	$278	$923
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

Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of September 30, 2025, there were 569,189 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2024: 570,637). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net loss per share.
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
During the three months ended September 30, 2025, the Company repurchased 1,028,333 shares of its common stock for a cost of $15,691, incurred an obligation to purchase common stock for a cost of $504 which had not been settled by September 30, 2025, and incurred commission expense of $21, under the Repurchase Program, which have been recorded against accumulated deficit. During the year ended December 31, 2024, the Company repurchased 2,545,402 shares of its common stock for a cost of $30,000, and incurred commission expense of $51. The Company’s share repurchases in excess of issuances may be subject to a 1% excise tax enacted by the Inflation Reduction Act which is estimated as nil during the three months ended September 30, 2025 (during the year ended December 31, 2024: $152). During the three months ended September 30, 2025, the Company retired all 1,028,333 shares repurchased (during the year ended December 31, 2024, the Company retired all 2,545,402 shares repurchased). These shares were returned to the status of authorized and unissued shares.
The following table presents the Company’s Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Three Months Ended September 30, 2025	1,028,333	$15.26	$15,691
Year Ended December 31, 2024	2,545,402	$11.79	$30,000

c.Common Stock Transactions
In connection with the private placement completed on December 28, 2023, the Company issued a total of 5,086,521 pre-funded warrants which granted EcoR1 Capital Fund, L.P. and EcoR1 Capital Fund Qualified, L.P. (together “EcoR1”), the holders of the warrants, the right to purchase up to 5,086,521 shares of common stock of the Company, at an exercise price of $0.0001 per share.
On June 26, 2025, the pre-funded warrants were net exercised in full by EcoR1, which is a related party due to its beneficial ownership of the Company’s outstanding shares of common stock, and as of September 30, 2025 there were no pre-funded warrants outstanding (December 31, 2024: 5,086,521). As the pre-funded warrants meet the condition for equity classification, proceeds from issuance of the pre-funded warrants, net of any transaction costs, were recorded in additional paid-in capital. Upon exercise of the pre-funded warrants, the historical costs recorded in additional paid-in capital along with exercise price collected from holders were recorded in common shares. As the amounts required to exercise the warrants were nominal, these instruments were considered in the calculation of basic net loss per share.
On August 10, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) for a private placement with Mr. Gregory Ciongoli following his appointment as a director of the Company. Pursuant to the Stock Purchase Agreement, Mr. Ciongoli agreed to purchase 415,000 shares of common stock, $0.00001 par value per share, of the Company for an aggregate purchase price of $4,988.
d.Stock-Based Compensation
In connection with Redomicile Transactions in 2022, Zymeworks BC assigned to the Company, and the Company assumed, all of Zymeworks BC’s rights and obligations under each of the stock-based compensation plans, as described below, and such plans became the Company’s stock-based compensation plans, with each outstanding award assumed by the Company and deemed exchanged for equivalent awards of the Company, except that the security issuable upon exercise or settlement, as applicable, will be shares of common stock of the Company rather than common shares of Zymeworks BC.
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of September 30, 2025, 5,634,658 shares of common stock were available for future award grants under the New Plan (December 31, 2024: 5,196,630 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of September 30, 2025, 390,000 shares of common stock were available for future award grants under this plan (December 31, 2024: 390,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2024:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2024	1,293,970	9.69
Granted	1,176,475	13.22
Vested and settled	(460,620)	9.53
Forfeited, expired	(172,995)	11.61
Outstanding, September 30, 2025	1,836,830	11.81
As of September 30, 2025, there was $7,107 of unamortized RSU expense that will be recognized over a weighted average period of 1.33 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2024	1,082,835	20.36	14.15	4.73	6,485	4,509
Granted	—	—	—
Exercised	(285,036)	12.76	9.24
Forfeited, expired	(58,146)	26.81	19.40
Outstanding, September 30, 2025	739,653	22.78	16.37	4.55	5,255	3,776
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2024	7,331,084	12.01	7.97	30,459
Granted	2,043,225	12.96
Exercised	(814,735)	9.53
Forfeited	(668,015)	16.56
Outstanding, September 30, 2025	7,891,559	12.13	7.95	45,177
During the nine months ended September 30, 2025, the Company received cash proceeds of $10,079 from stock options exercised.
The stock options outstanding at September 30, 2025 expire at various dates from October 1, 2025 to September 9, 2035.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development expense	$3,096	$2,171	$9,148	$6,477
General and administrative expense	3,690	2,381	9,635	6,022
The amounts above include stock-based compensation expense relating to RSUs of $2,727 and $7,353 for the three and nine months ended September 30, 2025 (2024: $1,602 and $4,260).

The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility	63.1%	64.7%
Risk-free interest rate	4.43%	4.03%
Expected average life of options	6.04 years	6.04 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at September 30, 2025 and 2024 are as follows:

	Nine Months Ended September 30,
	2025	2024
Dividend yield	0%	0%
Expected volatility	50.0%	41.7%
Risk-free interest rate	2.45%	2.90%
Expected average option term	1.02 years	0.97 years
Number of liability classified stock options outstanding	83,257	295,794
At September 30, 2025, the unamortized compensation expense related to unvested options was $12,594. The remaining unamortized compensation expense as of September 30, 2025 will be recognized over a weighted-average period of 1.66 years.

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Jazz:
Development support payments	$352	$764	$5,320	$3,939
Drug supply for ongoing studies	970	5,266	5,768	15,467
Other drug supply	71	6,032	2,221	13,356
Royalties	831	—	1,583	—

BeOne Medicines Ltd. (previously known as BeiGene, Ltd.) (“BeOne”):
Milestone revenue	—	—	20,000	8,000
Recognition of deferred revenue	—	—	18,334	—
Drug supply	—	1,438	215	1,843
Royalties	140	—	159	—

Johnson & Johnson Innovative Medicine (previously known as Janssen Biotech, Inc.) (“J&J”):
Milestone revenue	25,000	—	25,000	—

Bristol-Myers Squibb (“BMS”):
Option exercise fee	—	—	7,500	—

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	—	2,500	14,000	2,500

Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	—	—	3,100	—

Merck Sharp & Dohme LLC (“Merck”)
Research period extension fee	250	—	250	—

Research support and other payments from other partners	—	—	—	168
	$27,614	$16,000	$103,450	$45,273
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
In September 2025, the Company recognized $25,000 of non-refundable milestone revenue from J&J following first patient dosed in a Phase 3 clinical trial of pasritamig.
Contract Assets and Liabilities
As at September 30, 2025, contract assets from research, collaboration and licensing agreements were $971 (December 31, 2024: $100). As at September 30, 2025, short-term and long-term contract liabilities were $3,197 and $14,607, respectively (December 31, 2024: $25,588 and $14,607, respectively). Contract liabilities relate to deferred revenue from the BeOne and Jazz agreements.
10. Other income (expense), net
Other income (expense), net, consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Foreign exchange gain (loss), net	$289	$(167)	$(326)	$179
Other	26	(37)	69	35
	$315	$(204)	$(257)	$214

11. Leases
The lease for the Company’s office and laboratory spaces in Vancouver, British Columbia, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue, Washington and in Redwood City, California with lease terms expiring between August 2027 and July 2029. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options.
The Company also leases office equipment under capital lease agreements.

The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2025	December 31, 2024
Operating lease liabilities:
Current portion	$3,400	$2,740
Long-term portion	15,504	15,738
Total operating lease liabilities	18,904	$18,478
Finance lease liabilities:
Current portion included in other current liabilities	—	28
Long-term portion included in other long-term liabilities	—	28
Total finance lease liabilities	—	56
Total lease liabilities	$18,904	$18,534

Weighted average remaining lease term:
Operating leases	5.6 years	6.4 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.9%	5.4%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed payments for the three and nine months ended September 30, 2025 was $1,077 and $3,200, respectively (2024: $973 and $3,195), and were included in net cash used in operating activities in the consolidated statement of cash flows.
As of September 30, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,266
1 to 2 years	4,131
2 to 3 years	3,613
3 to 4 years	3,335
4 to 5 years	2,669
Thereafter	3,559
Total operating lease payments	21,573
Less:
Imputed interest	(2,669)
Operating lease liabilities	$18,904
The cost components of the operating leases were as follows for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Lease expenses:
Operating lease expense	$731	$749	$2,304	$1,723
Variable lease expense	586	463	1,728	1,484
Termination of long-term facility lease in Seattle, net	—	—	—	1,033
	$1,317	$1,212	$4,032	$4,240

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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value. As at September 30, 2025, long-term investments in equity securities of private entities are accounted for as available for sale at their fair values. Other long-term liabilities for contingent consideration related to business acquisitions are recorded at fair value on the acquisition date and are adjusted quarterly for changes in fair value. Changes in the fair value of contingent consideration liabilities can result from changes in anticipated milestone payments and changes in assumed discount periods and rates. These inputs are unobservable in the market and therefore categorized as level 3 inputs as defined above.
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
At September 30, 2025, the maximum exposure to credit risk for accounts receivable was $29,352, 85% of which was from J&J (December 31, 2024: 95% of receivables from Jazz) and all accounts receivable are due within the next 12 months. As at September 30, 2025 and December 31, 2024, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of loss. At September 30, 2025, the Company’s net monetary liabilities denominated in Canadian dollars were $196 (C$273).
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

Revenue and net income (loss) for the Company’s biotherapeutics segment are shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from research and development collaborations	$27,614	$16,000	$103,450	$45,273

Segment expenses:
Zanidatamab	983	1,910	3,888	7,322
ZW171	2,357	1,894	7,906	5,320
ZW191	3,963	1,993	8,433	5,530
ZW220	286	4,881	2,811	11,687
ZW251	2,127	3,507	8,418	6,070
Zanidatamab zovodotin	55	1,107	256	5,413
Expense for other preclinical and research programs	8,626	4,867	20,675	11,020
Salaries and benefits	10,806	12,379	37,883	37,865
Other research and development expense	5,597	4,561	15,815	13,032
Other general and administrative expense	6,460	6,427	19,936	23,042
Total segment expenses	41,260	43,526	126,021	126,301

Segment loss	(13,646)	(27,526)	(22,571)	(81,028)
Reconciling items:
Depreciation and amortization	(1,553)	(2,015)	(6,642)	(5,685)
Stock-based compensation expense	(6,911)	(4,664)	(19,184)	(12,771)
Change in contingent consideration	—	—	—	1,878
Impairment	—	—	—	(17,287)
Interest income	3,529	4,785	10,379	15,859
Other income (expense), net	315	(204)	(257)	214
Income tax expense	(1,336)	(226)	(1,646)	(369)

Net loss	$(19,602)	$(29,850)	$(39,921)	$(99,189)

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
Our first internally developed product candidate, zanidatamab, is a novel bispecific antibody that targets two distinct domains of the human epidermal growth factor receptor 2 (“HER2”). Through rigorous scientific investigation, innovative protein engineering, and our proprietary Azymetric bispecific platform technology, we developed the unique binding mechanism of zanidatamab which enables it to bind to two extracellular sites on HER2. Zanidatamab’s unique binding properties result in multiple mechanisms of action that may enable it to address unmet need in patient populations with HER2-expressing cancers. We have entered into separate agreements with BeOne Medicines Ltd. (previously known as BeiGene, Ltd.) (together with its affiliates, “BeOne”) and Jazz Pharmaceuticals Ireland Limited (a subsidiary of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”), granting to each of BeOne and Jazz exclusive rights to develop and commercialize zanidatamab in different territories. Zanidatamab is currently being evaluated in multiple global clinical trials as a potential best-in-class treatment for patients with HER2-expressing cancers.
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
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and regulatory milestone payments relating to the regulatory approval of zanidatamab, we have not generated any revenue related to product approvals or the sale of approved products as of September 30, 2025, and, other than the anticipated receipt of additional royalties and potential regulatory milestone payments relating to future regulatory decisions and sales of zanidatamab, we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.

Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to September 30, 2025, we received $1,019.4 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of September 30, 2025, we had $299.4 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of September 30, 2025 will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $39.9 million for the nine months ended September 30, 2025 and through September 30, 2025, we had an accumulated deficit of $886.5 million. Over the next several years, we expect to continue to incur losses as we increase our research and development expenditures in connection with the ongoing development of our product candidates and other clinical, preclinical and regulatory activities.
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
Solid Tumors in Oncology: Antibody Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets folate receptor α (“FRα”)-expressing tumors including ovarian cancer, endometrial cancer, and non-small cell lung cancer (“NSCLC”), is built using our novel, bystander active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose (“HNSTD”) in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aims to enroll approximately 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191. In October 2025, we presented initial clinical data from the Phase 1 trial. Based on the preliminary efficacy data and the tolerable safety profile observed, we intend to initiate dose optimization in ovarian cancer in 4Q-2025 to further evaluate ZW191’s clinical activity and safety to help inform our registrational strategy.
ZW251: A potential first-in-class clinical-stage ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-sodium-dependent phosphate transporter 2b (“NaPi2b”)), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In non-GLP non-human primate studies, ZW251 was tolerated at doses up to 120 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. In July 2025, we announced that the investigational new drug (“IND”) application for ZW251, a first-in-class GPC3-targeting antibody drug conjugate, was cleared by the FDA. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW251, registered under NCT07164313 on clinicaltrials.gov. The study aims to enroll approximately 100 participants with advanced solid tumors, including hepatocellular carcinoma (“HCC”), across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ZW251.
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
ZW171: A clinical-stage multispecific antibody built using our Azymetric platform, is a novel 2 + 1 format TCE targeting mesothelin (“MSLN”)-expressing cancers. ZW171 has a unique geometry, with two single-chain fragment variable arms targeting MSLN and one Fab arm targeting the cluster of differentiation 3 protein (“CD3”) component of the T cell receptor, to redirect the body’s natural immune system to fight cancer cells. Preclinical data demonstrated in vivo anti-tumor activity, with engagement in high-expressing cells but not low-expressing cells, mitigating the risk of on-target, off-tumor toxicities. MSLN has strong expression in ovarian cancer (~84%), with moderate to strong expression in NSCLC (~36%), making it an appealing target for therapeutic development with our proprietary TCE technology. In preclinical studies, ZW171 has demonstrated potent preferential killing of tumor cells expressing relatively medium to high thresholds of MSLN while sparing cell line models representative of normal tissue MSLN expression, demonstrating reduced potential for on-target-off tumor toxicity. Incorporation of a low affinity anti-CD3 binding domain further mitigates the risk of peripheral T cell activation and cytokine release syndrome. Preclinical data demonstrated that ZW171 exhibits greater anti-tumor activity compared to benchmark in MSLN-expressing tumor models and is well tolerated in cynomolgus monkeys up to 30 mg/kg. In September 2025, we announced the decision to voluntarily discontinue clinical development of ZW171.

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
Recent Developments
Wholly-Owned Programs

In September 2025, we announced the decision to voluntarily discontinue clinical development of ZW171.
In September 2025, we presented new preclinical data for ZW1528 at the European Respiratory Society Congress.

In October 2025, initial clinical data from the Phase 1 trial of ZW191 were presented at the AACR-NCI-EORTC Conference on Molecular Targets and Cancer Therapeutics.

In October 2025, we completed initial dosing for the first patient in the Phase 1 trial of ZW251 for the treatment of HCC.

In November 2025, we expect to present three preclinical poster presentations at the Society for Immunotherapy of Cancer, titled:
•TriTCE Co-stim: A differentiated T cell engager platform with conditional cis CD28 co-stimulation is transferable to diverse targeting strategies
•Design of a Next Generation Tumor Targeted Masked IL-12Fc for Enhanced Tolerability and Localized Anti-Tumor Activity
•High-throughput quantitative characterization of cytotoxic antibody-drug conjugates using spheroid models reveals important considerations in potential molecular mechanisms of ADC resistance (co-authored with NeoGenomics)
Zanidatamab Program
In October 2025, our partner Jazz presented updated data and a trial-in-progress poster on zanidatamab at the European Society for Medical Oncology (ESMO) congress. Jazz presented two poster presentations, titled: “A 2-Year Follow-Up of Zanidatamab + mFOLFOX6 ± Bevacizumab in First-Line Treatment of Patients With Human Epidermal Growth Factor Receptor 2 (HER2)-Positive Advanced/Metastatic Colorectal Cancer” and “DiscovHER PAN-206: Phase 2 Tumour-Agnostic Study of Zanidatamab in Patients With Previously Treated Human Epidermal Growth Factor Receptor 2–Overexpressing Solid Tumours.”

In November 2025, our partner Jazz announced that the intent-to-treat population for the primary PFS and interim overall survival analyses of the HERIZON-GEA-01 trial will include the full patient population enrolled in the study of 920 patients. Top-line PFS data from zanidatamab in Phase 3 1L GEA are expected in 4Q-2025.
Our royalty revenue from Jazz and BeOne was $1.0 million in the three months ended September 30, 2025, driven primarily by net product sales of Ziihera® by Jazz in the three months ended September 30, 2025.
Partnership Updates
In September 2025, we recognized a $25.0 million development milestone payment from our collaboration partner Johnson & Johnson Innovative Medicine (previously known as Janssen Biotech, Inc.) (“J&J”) related to clinical progress of pasritamig entering into a Phase 3 trial in metastatic castration-resistant prostate cancer. Pasritamig is a first-in-class, bispecific T-cell engager targeting human kallikrein 2 (KLK2), engineered using Zymeworks’ Azymetric platform. Under our agreement with J&J, we have recognized cumulative milestone payments of $33.0 million (including the $25.0 million milestone noted above), and we remain eligible to receive development milestone payments of up to $61.0 million, commercial milestone payments of up to $373.0 million, and mid-single digit royalties on sales.
In October 2025, J&J presented new data on pasritamig at ESMO in a poster presentation titled “Translational Analyses of T-cell Phenotypes and Their Association with Clinical Efficacy in the First-In-Human (FIH) Trial of JNJ-78278343 (Pasritamig) in Metastatic Castration-Resistant Prostate Cancer.”
Other Matters
In August 2025, we announced the appointments of Gregory A. Ciongoli and Robert E. Landry to the Company’s board of directors, effective August 10, 2025. Troy M. Cox, who served on Zymeworks’ board of directors since 2019, resigned from the board effective August 9, 2025.
In October 2025, we announced the appointment of Dr. Adam Schayowitz as Acting Chief Development Officer. In this newly created role, Dr. Schayowitz will work closely with our R&D and Business Development teams to advance our broad portfolio of nominated product candidates, while supporting our strategy to integrate partnerships and collaborations into our current wholly-owned portfolio.
As of November 4, 2025, we have completed $22.7 million of the remaining $30.0 million of our previously approved Repurchase Program for 1,439,068 shares of our common stock at an average price per share of $15.80 (exclusive of commission expense and estimated excise tax).
Dr. Nancy Davidson, Dr. Neil Gallagher and Mr. Derek Miller stepped down from the Zymeworks board of directors, effective November 6, 2025.

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
The information included in the table below presents a summary of key aspects of our collaboration and licensing agreements as of September 30, 2025.
________________________
1 Current stage represents the current preclinical, clinical or commercial stage of development for the particular program, as applicable.
2 Tiered royalties of up to 19.5% of net sales in BeOne territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.
3 Represents potential future milestone payments following recognition of $25.0 million development milestone in September 2025.
Through collaboration agreements with Jazz and BeOne relating to our programs for zanidatamab and zanidatamab zovodotin, we have received $491.0 million through September 30, 2025 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeOne with respect to zanidatamab, as of September 30, 2025, we remain eligible to receive up to $1.51 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future funding for our lead asset, zanidatamab. These partnerships also leverage our partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition to the payments we have received through our collaboration agreements with Jazz and BeOne relating to zanidatamab and zanidatamab zovodotin, as of September 30, 2025, we have received $208.4 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: Celgene Corporation (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), J&J, and Merck Sharp & Dohme Research GmbH (“Merck”). Through these strategic partnerships and collaborations, as of September 30, 2025, we remain eligible to receive up to $1.01 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms. There have not been any material changes to the key terms of any of our licensing and collaboration agreements since December 31, 2024. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2024.

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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2025 as compared to what has been described in our most recent annual consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2025 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Revenue from research and collaborations	$27.6	$16.0	$11.6	73%	$103.5	$45.3	$58.2	128%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $11.6 million in the three months ended September 30, 2025 compared to the same period in 2024. Revenue for the three months ended September 30, 2025 included $25.0 million of non-refundable milestone revenue from J&J due to the achievement of research milestones in the Phase 3 clinical trial of pasritamig, $1.4 million for development support and drug supply revenue from Jazz and $1.0 million of royalty revenue from Jazz and BeOne. Additionally, revenue included a $0.3 million fee upon extension of the research term under our 2020 licensing agreement with Merck. Revenue for the same period in 2024 included $12.1 million for development support and drug supply revenue from Jazz and $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination under the 2016 licensing agreement, and $1.4 million of drug supply revenue from BeOne.
Total revenue increased by $58.2 million in the nine months ended September 30, 2025 compared to the same period in 2024. Revenue for the nine months ended September 30, 2025 included $25.0 million of non-refundable milestone revenue from J&J due to the achievement of research milestones in the Phase 3 clinical trial of pasritamig, $14.0 million of milestone revenue from GSK in relation to a clinical milestone under our 2016 platform technology transfer and license agreement, $3.1 million of milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to the 2018 license agreement, a

$7.5 million fee upon BMS’s exercise of its commercial license option in relation to our 2014 licensing and collaboration agreement with BMS, $20.0 million of non-refundable milestone revenue from BeOne upon conditional approval of the BLA for zanidatamab for second-line treatment of HER2+ BTC by the NMPA in China, as well as the recognition of $18.3 million of deferred revenue in relation to the achievement of that milestone. Additionally, revenue included $13.3 million for development support and drug supply revenue and $1.6 million of royalty revenue from Jazz, and $0.2 million of drug supply revenue and $0.2 million of royalty revenue from BeOne and a $0.3 million fee upon extension of the research term under our 2020 licensing agreement with Merck. Revenue for the same period in 2024 included $32.8 million for development support and drug supply revenue from Jazz, $8.0 million of milestone revenue from BeOne in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC, $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination under the 2016 licensing agreement, $1.8 million from BeOne for drug supply revenue and $0.2 million from our partners for research support and other payments.
Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Third-party research and development program expenses:
Zanidatamab	$1.0	$2.0	$(1.0)	(50)%	$3.9	$7.4	$(3.5)	(47)%
Zanidatamab zovodotin	0.1	1.1	(1.0)	(91)%	0.3	5.4	(5.1)	(94)%
ZW171	2.4	1.9	0.5	26%	7.9	5.3	2.6	49%
ZW191	3.9	1.9	2.0	105%	8.4	5.5	2.9	53%
ZW220	0.3	4.9	(4.6)	(94)%	2.8	11.7	(8.9)	(76)%
ZW251	2.1	3.5	(1.4)	(40)%	8.4	6.1	2.3	38%
Other preclinical and research programs	8.6	4.9	3.7	76%	20.7	11.0	9.7	88%
	18.4	20.2	(1.8)	(9)%	52.4	52.4	—	—%
Unallocated departmental research and development expenses:
Salaries and benefits	7.7	8.6	(0.9)	(10)%	26.2	25.3	0.9	4%
Stock-based compensation expense	3.2	2.2	1.0	45%	9.5	6.7	2.8	42%
Other unallocated expenses	6.3	5.4	0.9	17%	17.7	13.2	4.5	34%
Research and development expense	$35.6	$36.4	$(0.8)	(2)%	$105.8	$97.6	$8.2	8%
Research and development expense decreased by $0.8 million for the three months ended September 30, 2025 compared to the same period in 2024. The decrease was primarily due to a reduction in in expenses for ZW220, as IND enabling toxicology studies were largely completed in early 2025 before the pause on this program, and a decrease in expenses for ZW251, due to the completion of manufacturing activities for clinical drug supply in 2024 which were partly offset by an increase in clinical start-up activities. Expenses for zanidatamab decreased as a result of reduced clinical support provided to Jazz following BLA approval in 2024 and expenses for zanidatamab zovodotin decreased as this program was discontinued. The decrease was partially offset by an increase in other preclinical and research program expenses, primarily due to expenses for GMP manufacturing and toxicology studies for ZW209 and IND enabling studies for ZW1528, and higher costs for ZW171 and ZW191, due to the progression of clinical studies.
Research and development expense increased by $8.2 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in research and development expense was primarily due to other preclinical and research program expenses, due to expenses for GMP manufacturing toxicology studies and other IND enabling studies for ZW209 and ZW1528. Costs increased in ZW171, ZW191 and ZW251 due to the progression of the clinical studies, clinical drug supply expenses and start-up costs. These were partially offset by a decrease in expenses for ZW220 as a majority of the preclinical development studies were completed and due to the decision to pause this program; a decrease in expenses for zanidatamab as a result of reduced clinical support provided to Jazz following BLA approval in 2024, and a decrease in expenses for zanidatamab zovodotin as this program was discontinued. The increase in stock-based compensation expense in 2025 was primarily due to new stock award grants in 2025. Other unallocated expenses increased primarily due to reversal of a contingent liability provision in 2024 following the decision to discontinue zanidatamab zovodotin program and an increase in consulting and facilities expenses.

General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Salaries and benefits	$3.0	$3.7	$(0.7)	(19)%	$11.7	$12.5	$(0.8)	(6)%
Stock-based compensation expense	3.7	2.4	1.3	54%	9.7	6.1	3.6	59%
Professional fees, consulting and business insurance	5.0	4.4	0.6	14%	14.3	14.9	(0.6)	(4)%
Other general and administrative expenses	2.4	3.4	(1.0)	(29)%	10.4	11.8	(1.4)	(12)%
General and administrative expense	$14.1	$13.9	$0.2	1%	$46.1	$45.3	$0.8	2%
General and administrative expense increased by $0.2 million for the three months ended September 30, 2025 compared to the same period in 2024. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense as a result of new stock award grants in 2025 and an increase in consulting fees. This was partially offset by a decrease in salaries and benefits due to reduced headcount as well as a decrease in information technology expenses.
General and administrative expense increased by $0.8 million for the nine months ended September 30, 2025 compared to the same period in 2024. The increase in general and administrative expense was primarily due to an increase in stock-based compensation expense as a result of new stock award grants in 2025, an increase in amortization expenses for information technology systems and an increase in professional fees. This was partially offset by a decrease in salaries and benefits due to reduced headcount, a decrease in rent expense due to the termination of our long-term facility lease in Seattle in 2024, as well as a decrease in expenses for software subscriptions.
Impairment on Acquired IPR&D

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2025	2024			2025	2024
(dollars in millions)

Impairment on acquired IPR&D	$—	$—	$—	—%	$—	$17.3	$(17.3)	(100)%
During the nine months ended September 30, 2024, we recorded an impairment charge of $17.3 million as a result of our decision to discontinue the zanidatamab zovodotin clinical development program which utilized the technology represented by acquired IPR&D assets.
Other Income, net

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2025	2024			2025	2024

Other income, net	$3.8	$4.6	$(0.8)	(17)%	$10.1	$16.1	$(6.0)	(37)%
Other income, net decreased by $0.8 million for the three months ended September 30, 2025 compared to the same period in 2024. Other income, net for 2025 included $3.5 million in interest income and $0.3 million in net foreign exchange gain and other miscellaneous amounts. Other income, net for the three months ended September 30, 2024 included $4.8 million in interest income partially offset by $0.2 million net foreign exchange loss and other miscellaneous amounts. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements, and due to a decrease in the average yield of these investments compared to the same period in 2024.

Other income, net decreased by $6.0 million for the nine months ended September 30, 2025 compared to the same period in 2024. Other income, net for 2025 included $10.4 million in interest income, partially offset by $0.3 million in net foreign exchange loss and other miscellaneous amounts. Other income, net for the nine months ended September 30, 2024 included $15.9 million in interest income and $0.2 million in net foreign exchange gain and other miscellaneous amounts. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements, and due to a decrease in the average yield of these investments compared to the same period in 2024.
Income Tax

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2025	2024			2025	2024
(dollars in millions)

Income tax expense	$1.3	$0.2	$1.1	550%	$1.6	$0.4	$1.2	300%
Income tax expense increased by $1.1 million for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in U.S. taxes due to the application of Subpart F income rules.
Income tax expense increased by $1.2 million for the nine months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in U.S. taxes due to the Subpart F income rules and withholding taxes incurred on revenue recognized in the period.
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
As of September 30, 2025, we had $299.4 million of cash, cash equivalents, and marketable securities, comprised of $64.8 million in cash and cash equivalents and $234.5 million in marketable securities.

Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(22.7)	$(68.5)
Financing activities	0.2	(11.8)
Investing activities	21.3	45.0
Effect of exchange rate changes on cash and cash equivalents	—	0.2
Net change in cash and cash equivalents	$(1.3)	$(35.2)
Operating Activities
During the nine months ended September 30, 2025, cash used in operating activities was $22.7 million compared to $68.5 million of cash used in operating activities for the same period in 2024. The positive change in net cash used in operating activities was primarily due to milestone revenues received during 2025.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2025 included net proceeds of $5.0 million from a private placement, $10.1 million from stock option exercises and $1.4 million from the issuance of shares of common stock under our employee stock purchase plan. These were partially offset by $16.2 million used for the Repurchase Program. Net cash used in financing activities for the nine months ended September 30, 2024 included $20.6 million used for the Repurchase Program partially offset by net proceeds of $8.1 million from stock option exercises and $0.9 million from the issuance of shares of common stock under our employee stock purchase plan.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2025 primarily related to net proceeds from marketable securities of $22.9 million partially offset by cash outflows of $1.6 million for expenditures for office equipment and software implementation. Net cash provided by investing activities for the nine month period ended September 30, 2024 primarily related to net proceeds from marketable securities of $47.7 million partially offset by cash outflows of $2.8 million for expenditures for software implementation and acquisition of property and equipment in our office and laboratory spaces in Canada and the United States.
Funding Requirements
In the quarter ended December 31, 2024, we began recognizing royalty revenue from sales of zanidatamab by our partner Jazz, and in the quarter ended June 30, 2025, we began recognizing royalty revenue from sales of zanidatamab by our partner BeOne. However, we have not generated revenue from sales of any of our wholly-owned product candidates as of September 30, 2025 and we do not expect to do so until such time as we obtain regulatory approval and commercialize one or more of our current or future product candidates. As we are currently in the clinical and preclinical stages of development, it will be some time before we expect to achieve this, and it is uncertain that we ever will. We expect that we will continue to increase our operating expenses, subject to periodic fluctuations, in connection with ongoing clinical trials and preclinical activities and the development of product candidates in our pipeline. In addition, inflation generally may affect us by increasing our cost of labor, outside services, manufacturing and clinical trial expenses. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in note 11 and other commitments and contingencies as presented in note 13 to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development and commercialization of our drug candidates, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
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
Additionally, on August 1, 2024, our board of directors authorized the Repurchase Program, under which we may repurchase up to $60.0 million of our common stock. As of September 30, 2025, there was $14.3 million of remaining capacity under the Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. As of September 30, 2025, we have repurchased 3,573,735 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of November 4, 2025,

74,836,534 shares of common stock were issued and outstanding. In addition, as of November 4, 2025, we had 4,314,446 shares of common stock issuable pursuant to 4,314,446 exercisable outstanding stock options, 4,425,961 shares of common stock issuable pursuant to 4,425,961 outstanding options that were not exercisable at that date, and 1,947,941 shares of common stock issuable upon vesting of outstanding restricted stock units.
In connection with the Plan of Arrangement, we issued to the Share Trustee one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. For additional information and meaning of defined terms referenced in this paragraph, please see notes 1 and 8a of our interim condensed consolidated financial statements as of and for the quarter ended September 30, 2025, within this Quarterly Report on Form 10-Q.
As of November 4, 2025, 871,349 Exchangeable Shares have been exchanged on a one-to-one basis for 871,349 shares of our common stock and 553,184 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 553,184 shares of our common stock.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•Our long-term prospects depend in part upon successfully executing our evolving business strategy and discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of September 30, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
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
We currently have three clinical-stage product candidates, ZW191, ZW251 and ZW171. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing its clinical development in the United States and other jurisdictions not covered by our license to BeOne. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. Additionally, in May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. The NMPA conditional approval was based on results of the HERIZON-BTC-01 clinical study, which demonstrated overall survival benefit for patients treated with zanidatamab. Continued approval of this indication will depend on the verification of clinical benefit in the patient population through ongoing confirmatory trials. In July 2025, Jazz announced that the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Ziihera® is the first HER2-targeted therapy given conditional authorization for HER2+ BTC in the European Union. Continued approval for this indication is contingent upon verification and description of clinical benefit in the ongoing Phase 3 HERIZON-BTC-302 trial, which is evaluating zanidatamab in combination with standard-of-care therapy versus standard-of-care therapy alone in the first-line setting for patients with HER2+ BTC.
Following the transfer of the zanidatamab development program to Jazz and the discontinuation of our zanidatamab zovodotin clinical development program following a strategic business review, we have been focused on the development of our early-stage product candidates and general discovery efforts. We are currently recruiting patients in ongoing global Phase 1, open-label, multicenter studies of ZW191 and ZW251 in North America, Europe, and the Asia-Pacific region.
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

For example, in September 2025, we announced the decision to discontinue the clinical development program of ZW171, a T cell engager designed to target gynecological, thoracic, and digestive system cancers, based on completion of the planned cohorts of the dose escalation portion of the Phase 1 trial of ZW171 in patients with ovarian cancer and non-small cell lung cancer. After completing the planned dose escalation cohorts and establishing a maximum tolerated dose, we determined that further dose evaluation in the trial would be unlikely to support a benefit-risk profile consistent with the desired monotherapy target product profile.
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
Our long-term prospects depend in part upon successfully executing our evolving business strategy and discovering, developing and commercializing additional product candidates, which may fail in development or suffer delays that adversely affect their commercial viability.
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

Before obtaining regulatory approval for the commercial distribution of our product candidates, we must conduct, at our own expense, extensive preclinical tests and clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical development after achieving promising results in earlier studies, and any such setbacks in any future clinical development could have a material adverse effect on our business and operating results. For example, in September 2025, we announced the decision to discontinue the clinical development program of ZW171, a T cell engager designed to target gynecological, thoracic, and digestive system cancers, based on completion of the planned cohorts of the dose escalation portion of the Phase 1 trial of ZW171 in patients with ovarian cancer and non-small cell lung cancer. Alternatively, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
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

Occurrence of any of the foregoing could have a material and adverse effect on our business and results of operations. Our business also may be impacted by new policies and leadership changes at the FDA and other federal agencies, government shutdown, and a lapse in U.S. government appropriations under the current administration. Such changes may delay our interactions and submissions with the FDA, our clinical development timeline, or result in increased compliance costs. Further, the FDA’s or other ex-U.S. regulators’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We also cannot predict the full impact of the U.S. Supreme Court’s decision overruling the Chevron doctrine, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

It is unclear how our industry and our clinical programs will be impacted by pending legislation and new policies and regulations implemented under the current U.S. Presidential administration and the new FDA commissioner. For example, Congress is presently reconciling House and Senate versions of the National Defense Authorization Act of 2026 (“2026 NDAA”), both of which include provisions that would restrict federal government contracts, grants, and loans being issued to certain parties affiliated with countries of concern (“BIOSECURE 2.0”). These provisions, if they are included in the final passed 2026 NDAA, may limit certain U.S. biotechnology companies from using equipment or services produced or provided by Chinese biotechnology companies that meet certain criteria. BIOSECURE 2.0, or similar legislation in the future, could adversely impact our current or future third-party arrangements with certain companies, including those in China or Chinese-owned U.S. companies.

Additionally, recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher program for companies supporting certain U.S. national health priorities and interests. The FDA has also increased its scrutiny of drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other health data of U.S. patients to parties located in China. Further, the FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. In addition, the Department of Justice recently issued a final rule that took effect in April 2025 which has placed limitations, and in some cases prohibitions, on certain transfers of U.S. bulk sensitive personal data to business partners located in China and other designated countries, or with other specified links to China and other designated countries. These and other changes in U.S. government policies and trade practices with respect to sharing of clinical trial data or other forms of cross-border collaboration may further adversely impact our current or future third-party arrangements with such companies.
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
We actively evaluate various strategic transactions on an ongoing basis, and we may acquire other businesses, products, product candidates, programs or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. For example, as part of the evolution of our business strategy announced in August 2025, we plan to look for opportunities to augment our development pipeline with external programs and product candidates, as well as other opportunistic investments that may bolster our royalty-driven cash flows. Future growth through acquisition or in-licensing will depend upon the availability of suitable products, product candidates, programs for acquisition or in-licensing on acceptable prices, terms and conditions, and there are a limited number of suitable and attractive opportunities in the market. Any of these transactions could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•difficulties integrating acquired personnel, technologies, operations, products, product candidates or programs into our existing business;
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
Also, the anticipated benefit of any strategic transaction may not materialize or such strategic transaction may be prohibited. The competition to acquire or in-license rights to promising products, product candidates and programs is fierce, and many of our competitors are large, multinational pharmaceutical and biotechnology companies with considerably more financial, development and commercialization resources, personnel, and experience than we have. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Any future acquisitions or dispositions could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition or reputation. We cannot predict the number, timing or size of any future strategic alliances, joint ventures, investments, acquisitions, divestitures or other strategic transactions, or the effect that any such transactions might have on our operating results.
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
The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes numerous requirements, including high standards for obtaining consent, requirements for more robust disclosures to individuals and strengthened individual data rights, required data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when contracting third-party data processors. The GDPR allows EEA countries to make additional laws and regulations further limiting the processing of genetic, biometric or health data. The GDPR provides for fines of up to the greater of €20.0 million or up to 4% of total worldwide annual turnover of the preceding financial year and other administrative penalties; further, the GDPR permits other forms of relief and recovery, and other national and local data protection laws provide for additional penalties and relief. Adverse publicity relating to actual or alleged GDPR noncompliance also could cause a loss of goodwill, which could have an adverse effect on our reputation, brand, business and financial condition. The UK has implemented legislation similar to the GDPR, referred to as the UK GDPR, which provides for fines of up to the greater of £17.5 million or 4% of global turnover. The UK enacted the UK Data (Use and Access) Act 2025 (“DUAA”) in June 2025, which made targeted amendments to the UK’s data protection regime that cause it to deviate further from the GDPR. This has introduced additional compliance complexity and has created uncertainty with respect to the European Commission’s adequacy determination regarding the UK’s data protection regime, which must be renewed in 2025 to permit ongoing relatively unrestricted data flows from the EEA to the UK. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, creating some uncertainty regarding such decision.
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
There have been U.S. Congressional inquiries, presidential executive orders, and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, Medicaid statutory rebates are no longer be capped at 100% of average manufacturer price. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than they receive on the sale of products, which could have a material impact on our business. As discussed above, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs. Further, the current administration has issued executive orders focused on decreasing prescription drug prices. On September 30, 2025, the government announced the first agreement with a major pharmaceutical company, Pfizer, to bring American drug prices in line with the lowest paid by other developed nations, requiring the company to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, as well as increases in generic and biosimilar drug entry that occur sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, and ability to attract potential investors and potential buyers in the future. The implementation of cost containment measures, including the prescription drug provisions under the Inflation Reduction Act, as well as other healthcare reforms and drug pricing policies, may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business.
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
•instability in the international geopolitical environment, including as a result of the Russian invasion of Ukraine and the recent conflicts in Israel and the broader Middle East;
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of September 30, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2024 and 2023 were $122.7 million and $118.7 million, respectively, while our net loss for the nine months ended September 30, 2025 was $39.9 million. As of September 30, 2025, our accumulated deficit was $886.5 million. Our revenue as of September 30, 2025 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. We do not anticipate being net income positive on a regular basis for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue our research and development of, and seek regulatory approvals for, our product candidates, prepare for and begin to commercialize any approved product candidates and add infrastructure, which may include personnel, to support our product development efforts. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of September 30, 2025, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.
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
We currently have three clinical-stage product candidates, ZW191, ZW251 and ZW171. We have licensed zanidatamab to our strategic partner Jazz, which has been responsible for completing clinical development in the United States and other jurisdictions not covered by our license to BeOne. In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera® for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera® related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera® from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. Additionally, in May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC, and in July 2025, Jazz announced that the European Commission granted conditional marketing authorization of Ziihera® for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. Continued approval for these indications is contingent upon verification and description of clinical benefits in confirmatory trials, and if these ongoing confirmatory trials fail to demonstrate a clinical benefit, the applicable regulators may revoke the conditional approvals, which would negatively impact our ability to earn milestone payments and royalties from BeOne and/or Jazz.
We are focused on the development of our early-stage product candidates and general discovery efforts. We are currently recruiting patients in ongoing global Phase 1, open-label, multicenter studies of ZW191 and ZW251 in North America, Europe, and the Asia-Pacific region.
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
We became a Delaware corporation in October 2022 as a result of the Redomicile Transactions. In connection with the Redomicile Transactions, we agreed to use reasonable efforts to effect certain steps following the Redomicile Transactions, including the reorganization of certain subsidiaries. For business reasons, certain of these steps were not completed. While we are managing any tax and operational implications resulting from our current organizational structure, and we may pursue additional reorganizations in the future, certain tax and operational implications may persist. In addition, we incurred non-recurring costs associated with the Redomicile Transactions, and the associated reorganization of our corporate structure may result in additional and unforeseen expenses in the future. While it is expected that benefits of the Redomicile Transactions will offset these costs over time, this net benefit may not be achieved. These combined factors could adversely affect our business, financial condition and results of operations.
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
As of September 30, 2025, we had 263 full-time employees. As we advance our development and commercialization plans and strategies in the future, we anticipate that we may need to expand or modify our employee base. While as part of our evolving business strategy we intend to remain focused on disciplined allocation of capital across our development pipeline, as our product candidates enter and advance through preclinical studies and any clinical trials, we may need to expand or modify our development, manufacturing, regulatory, sales and marketing capabilities or contract with other organizations to provide these capabilities for us. If we do not enter into partnering arrangements for later-stage clinical development, we believe the need for future expansion or modification in these areas will increase as our product candidates reach later stages of preclinical and clinical development. Future growth would impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any necessary growth activities. We may not be able to effectively manage an expansion or modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any growth or organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed growth or organizational modifications, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates and compete effectively with others in our industry will depend on our ability to effectively manage any future growth or organizational modification.

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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 52.8% of our outstanding common stock as of September 30, 2025. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 31.4% of our outstanding common stock as of September 30, 2025. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
In August 2024, our board of directors approved the Repurchase Program, pursuant to which we are authorized to repurchase up to $60.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of September 30, 2025, we have repurchased 3,573,735 shares of our common stock under the Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock.
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
Item 2.    Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
On August 1, 2024, our board of directors authorized the Repurchase Program, whereby we may repurchase up to $60.0 million of our outstanding common stock, par value $0.00001 per share. As of October 31, 2024, we had completed the initial $30.0 million of the Repurchase Program for 2,545,402 shares of our common stock at an average price per share of $11.79 (exclusive of commission expense and estimated excise tax).
In the third quarter of 2025, shares of common stock purchased under the authorization consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)(2)
July 1, 2025 - July 31, 2025	—	$—	—	$—
August 1, 2025 - August 31, 2025	348,853	14.56	348,853	24.9
September 1, 2025 - September 30, 2025	679,480	15.62	679,480	14.3
	1,028,333	$15.26	1,028,333	$14.3
(1) Average price paid per share excludes commission expense and estimated excise tax.
(2) Dollar value of shares that may yet be purchased has been rounded to one decimal point and does not include $0.5 million of shares of common stock purchased but not settled at September 30, 2025.
As of November 4, 2025, we have completed $22.7 million of the remaining $30.0 million of the Repurchase Program for 1,439,068 shares of our common stock at an average price per share of $15.80 (exclusive of commission expense and estimated excise tax).

Item 3.    Defaults upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.

(a)

Departure of Directors or Certain Officers

On November 3, 2025, Dr. Nancy Davidson, Dr. Neil Gallagher and Mr. Derek Miller submitted their resignations from their positions as members of our board of directors, including from any committee thereof, effective as of November 6, 2025. None of the resignations of Dr. Davidson, Dr. Gallagher and Mr. Miller was the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Other Events

In connection with the resignations of Dr. Davidson, Dr. Gallagher and Mr. Miller, our board of directors approved the composition of its standing committees as set forth below. In addition, our board of directors approved the dissolution of our research and development committee effective as of November 6, 2025.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Carlos Campoy (Chair)	Susan Mahony (Chair)	Gregory Ciongoli (Chair)
Gregory Ciongoli	Robert Landry	Alessandra Cesano
Robert Landry	Oleg Nodelman	Oleg Nodelman

(b)

None.

(c)
Rule 10b5-1 Trading Plans

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

10.1*
First Amendment to Research License and Commercial Option Agreement, effective July 7, 2025, by and among Merck Sharp & Dohme LLC, Intervet International B.V., and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

10.2
Stock Purchase Agreement, dated August 10, 2025, by and between the Company and Gregory Ciongoli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 (unaudited) and December 31, 2024 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine months period ended September 30, 2025 and 2024 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2025 and 2024 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the Nine month period ended September, 2025 and 2024 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	November 6, 2025

By:	/s/ Leone Patterson
	Name:	Leone Patterson
	Title:	Executive Vice President, Chief Business Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 6, 2025