Form 10-K
period 2025-12-31
Zymeworks Inc.
filed 2026-03-02
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-K
_________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq Stock Market LLC, was approximately $649.5 million.
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of February 26, 2026 was 73,749,607.
DOCUMENTS INCORPORATED BY REFERENCE
None.

ZYMEWORKS INC.
FORM 10-K
For the Fiscal Year Ended December 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K includes “forward-looking statements” or information within the meaning of applicable securities legislation, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. In addition, any statements or information that refer to expectations, beliefs, plans, projections, objectives, performance or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking. In particular, these forward-looking statements include, but are not limited to, statements about:
•the size of our addressable markets and our or our strategic partners’ ability to commercialize product candidates;
•the achievement of advances in and expansion of our therapeutic platforms and antibody engineering expertise;
•the likelihood of our or our strategic partners’ product candidate development and clinical trial progression, initiation or success;
•the receipt of milestone and royalty revenue from existing or potential new partnerships;
•the evolution of our business strategy related to anticipated and potential future milestones and royalty streams and existing and potential new partnerships;
•our ability to compound long-term stockholder value; and
•our and our strategic partners’ ability to predict and manage government regulation.
All forward-looking statements, including, without limitation, those related to our examination of historical operating trends, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include:
•our ability to manage the evolution of our business strategy effectively;
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
•our ability to retain key personnel; and
•our ability to raise sufficient debt, equity, or non-dilutive financing to support our strategy and business objectives.
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
•the potential success of our royalty-driven asset aggregation strategy;
•the potential disruption of our business and dilution of our shareholdings associated with acquisitions, joint ventures and other business development transactions;
•our ability to acquire favorable assets and progress them through preclinical and clinical development;
•our and our strategic partners’ discretion to discontinue or reprioritize the development of any of our product candidates;
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
•our ability to satisfy obligations and realize expected benefits under our financing arrangements, which may depend on future royalties and other factors that are subject to uncertainty;
•our ability to face significant competition, including biosimilar products, as well as competition for potential acquisitions and other business development transactions we may pursue;
•our or our strategic partners’ ability to obtain regulatory approval for product candidates without significant delays;
•the predictive value of our or our strategic partners’ current or planned clinical trials;
•delays with respect to the development and commercialization of our or our strategic partners’ product candidates, which may cause increased costs or delay receipt of product revenue;
•our or any of our strategic partners’ ability to enroll subjects in clinical trials and thereby complete trials on a timely basis;
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
•global economic and political conditions, as well as social and political unrest in the locations where our or our strategic partners’ clinical trials are held, and the related impact on our business and the markets generally;
•unanticipated tax consequences in connection with the Redomicile Transactions (as defined below);
•the possibility that the Fast Track and Breakthrough Therapy designations for any of our or our strategic partners’ product candidates may not expedite regulatory review or approval;
•the U.S. Food and Drug Administration’s (the “FDA”) refusal to accept data from trials we or our strategic partners conduct outside the United States;
•disruptions at the FDA and other government agencies caused by funding shortages, global health concerns or changes implemented by the current U.S. Presidential administration;
•changes in regulations and customs, tariffs and trade barriers;
•the potential for our or our strategic partners’ product candidates to have undesirable side effects;
•the likelihood of broad market acceptance of our or our strategic partners’ product candidates;
•the ability to obtain Orphan Drug Designation or exclusivity for some or all of our or our strategic partners’ product candidates;
•our and our strategic partners’ ability to commercialize products outside of the United States;
•the outcome of reimbursement decisions by third-party payors relating to our or our strategic partners’ products;

•our expectations with respect to the market opportunities for any product that we or our strategic partners develop;
•our and our strategic partners’ ability to pursue product candidates that may be profitable or have a high likelihood of success;
•our ability to use and expand our therapeutic platforms to build a pipeline of product candidates;
•our and our strategic partners’ ability to meet the requirements of ongoing regulatory review;
•the threat of product liability lawsuits against us or any of our strategic partners;
•changes in product candidate manufacturing or formulation that may result in additional costs or delay;
•the potential for non-U.S. governments to impose strict price controls;
•the risk of security breaches and incidents or data loss, which could compromise sensitive business or health information;
•current and future legislation that may increase the difficulty and cost of commercializing our or our strategic partners’ product candidates;
•economic, political, regulatory and other risks associated with international operations;
•our exposure to legal and reputational penalties as a result of any of our current and future relationships with various third parties;
•our and our strategic partners’ ability to comply with export control and import laws and regulations;
•our history of significant losses since inception;
•the potential dilution to our stockholders associated with any future financings;
•restrictions on our ability to seek financing, which may be imposed by future debt;
•unstable market and economic conditions;
•currency fluctuations and changes in currency exchange rates;
•our or a third party’s ability to successfully develop any companion diagnostic tests for our product candidates without significant delays;
•our and our strategic partners’ reliance on third-party manufacturers to produce our product candidate supplies and on other third parties to monitor and transport bulk drug substance and drug product;
•our and our strategic partners’ reliance on third parties to oversee clinical trials of our product candidates and, in some cases, maintain regulatory files for those product candidates;
•risks related to the manufacture of product candidates and difficulties in production;
•our and our strategic partners’ reliance on third parties for various operational and administrative aspects of our business including our reliance on third parties’ cloud-based software platforms;
•our and our strategic partners’ reliance on the performance of independent clinical investigators and contract research organizations (“CROs”);
•our ability to operate without infringing the patents and other proprietary rights of third parties;
•our ability to obtain and enforce patent protection for our or our strategic partners’ product candidates and related technology;
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
•our dependency on the abilities of third parties to assert and defend our intellectual property rights for some of our or our strategic partners’ product candidates;
•patent reform legislation and court decisions can diminish the value of patents in general, thereby impairing our ability to protect our or our strategic partners’ products or product candidates;
•our ability to protect our intellectual property rights throughout the world;
•that we and our strategic partners will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval which may adversely affect our anticipated milestone or royalty revenues;
•our election to rely on certain reduced reporting and disclosure requirements available to smaller reporting companies may make our common stock less attractive to investors;
•the risk of employee misconduct including noncompliance with regulatory standards and insider trading;
•our and our strategic partners’ ability to market products in a manner that does not violate the law and subject us to civil or criminal penalties;
•potential adverse effects to our business from any non-compliance with laws regulating the protection of the environment and health and human safety;
•our ability to retain key executives and attract and retain qualified personnel;
•our ability to manage the evolution of our business strategy;
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

PART I
Item 1.    Business
Overview
Zymeworks is a global biotechnology company managing a portfolio of licensed healthcare assets and developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat conditions, including cancer, inflammation, and autoimmune disease. We believe our asset and royalty aggregation strategy differentiates us from other biotechnology companies because it provides us with an opportunity to optimize future milestone and royalty cash flows and selectively invest in high-quality assets while retaining the flexibility to return capital to stockholders.
Our Strategy
Our strategy is focused on compounding long-term stockholder value through a combination of royalty growth, strategic acquisitions, and internal innovation, supported by disciplined capital allocation and a strengthened financial foundation through expected milestone payments and royalties from existing commercial partners. We pursue this strategy by discovering or acquiring and developing a diversified portfolio of preclinical or clinical healthcare assets while also evaluating strategic partnership opportunities to transfer certain costs and risks related to clinical development and/or commercialization to our strategic partners and secure the right to receive potential future royalty and milestone revenues. The following elements collectively support the execution of our strategy.

Proprietary Technology Platforms and R&D Engine
We seek to leverage our expertise in protein engineering and drug chemistry to discover and develop next-generation antibody-based therapeutics to address significant unmet medical needs, particularly in hard-to-treat diseases. Our proprietary structure-guided molecular modeling, combined with internal antibody discovery and generation technologies, supports a fully integrated drug development engine capable of efficiently advancing a pipeline of innovative product candidates.

Our pipeline of multifunctional therapeutics is supported by our multispecific antibody therapeutics (“MSATs”) and antibody-drug conjugates (“ADCs”) technology platforms, which enable the development of novel therapeutics in cancer, inflammation, and autoimmune disease and create opportunities for new partnerships.

Strategic Partnerships and Risk-Sharing
Partnerships and collaborations are central to our strategy as a potential source of funding for ongoing research and development while also reducing reliance on internal capital for later-stage clinical development of partnered assets. These arrangements enable risk sharing, particularly in late-stage development, and support disciplined R&D investment, which can reduce the need to use future milestone and royalty payments to fund planned operations.

Royalty Portfolio and Cash Flow Generation
Through our asset and royalty aggregation strategy, we seek to optimize future cash flows from a growing portfolio of licensed products and product candidates, including Ziihera (zanidatamab-hrii) and pasritamig. As partnered therapies advance through late-stage development and commercialization, we expect to grow durable and predictable cash flows that can be deployed by us in order to seek attractive risk-adjusted returns for stockholders.

Stockholder Returns and Capital Allocation Discipline
Our capital allocation strategy is focused on balancing investment in long-term growth with returning capital to stockholders. As our royalty portfolio matures and generates excess capital beyond the needs of our operations and strategic investments, we maintain the flexibility to opportunistically allocate capital to stock repurchases. We view stock repurchases as a potential tool to strategically reduce our share count and enhance total stockholder return over time, while continuing to prioritize investments that can help support sustainable value creation. Decisions regarding capital returns are evaluated within the context of our liquidity position, future cash flow outlook, and overall strategic objectives.

Strategic Acquisitions
We intend to evaluate and selectively acquire programs, technologies, product candidates and/or companies with high-quality assets or partnerships that align with our strategic objectives. By applying our scientific expertise, development capabilities, and operational efficiencies, we seek to enhance asset value and generate new royalty streams. In evaluating acquisition opportunities, we consider multiple factors, including:
•Strategic fit;
•Royalty potential;
•Differentiated assets or platform;
•Potential to address an unmet medical need;
•Adequate intellectual property protection; and
•Favorable cash or tax attributes.
Royalty and Milestone Opportunities
Zanidatamab (Ziihera)
We maintain a portfolio of partnered programs that leverage our technology platforms and scientific expertise while enabling risk-sharing and the potential for near-term milestone and royalty-based returns.

Zanidatamab, our first internally developed product candidate to receive regulatory approval, illustrates the execution of this partnership-based approach. Ziihera (zanidatamab-hrii), a bispecific antibody targeting HER2-expressing tumors developed using our Azymetric platform, has demonstrated positive late-stage clinical results and achieved regulatory approvals for the treatment of HER2-positive (“HER2+”) (IHC 3+) biliary tract cancer (“BTC”) in multiple jurisdictions including the United States, China, Europe and Canada. We have entered into separate collaboration and license agreements with BeOne Medicines Ltd. (formerly BeiGene, Ltd. and, together with its affiliates, “BeOne”) and Jazz Pharmaceuticals Ireland Limited, a subsidiary of Jazz Pharmaceuticals plc (collectively with their affiliates, “Jazz”), granting each partner exclusive rights to develop and commercialize zanidatamab in different territories. Jazz intends to complete the supplementary biologic license application (“sBLA”) submission for zanidatamab in the first quarter of 2026 for the treatment of first-line HER2+ locally advanced or metastatic gastroesophageal adenocarcinoma (“GEA”) under the real-time oncology review program in the United States, where zanidatamab has been granted Breakthrough Therapy Designation for patients with HER2+ GEA. Additionally, zanidatamab is currently being evaluated in multiple global clinical trials for treatment of broader HER2-expressing indications including neoadjuvant populations, breast cancer, and other HER2-expressing cancers. Our partnerships with Jazz and BeOne reflect our strategy of advancing internally discovered programs through collaborations that share development risk while preserving the potential for long-term royalty and milestone revenues.

In addition to $53.0 million already received for regulatory approval of Ziihera in BTC, we are entitled to receive up to $440.0 million in near-term milestone payments from Jazz and BeOne related to approvals of Ziihera in GEA in the United States, Europe, Japan and China as follows: U.S. - $250.0 million; EU - $100.0 million; Japan - $75.0 million; China - $15.0 million. We also expect that royalty revenue from Ziihera sales will increase as potential regulatory approvals are obtained in global markets for GEA.

We also have the potential to receive milestone payments related to future regulatory approvals in a third indication totaling $89.0 million, collectively, from Jazz and BeOne. For Jazz this includes a $50.0 million milestone payment upon regulatory approval of zanidatamab from the FDA in a third indication and a $25.0 million milestone payment upon regulatory approval of zanidatamab from the European Commission in a third indication. For BeOne this includes $4.0 million payable upon first patient dosed with zanidatamab in a third registrational study in the territory and $10.0 million upon approval of zanidatamab by a regulatory authority for the third indication in the territory.

In addition, we could be eligible to receive future commercial milestones and increased royalties as additional indications of Ziihera are developed, approved and commercialized by Jazz and BeOne. Under our collaboration agreement with Jazz, we are eligible to receive tiered royalties of ten to high teens percentages on global (outside of Asia (other than Japan), Australia and New Zealand) annual net sales of Ziihera up to $2.0 billion and 20% on annual net sales above $2.0 billion. Under the collaboration agreement with BeOne, we are eligible to receive tiered royalties of mid-single to mid-double digit percentages on annual net sales of Ziihera in Asia (other than Japan), Australia and New Zealand up to $1.0 billion and 19.5% on annual net sales above $1.0 billion (with royalty rates increasing by 0.5% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars).

Pasritamig (JNJ-78278343)
Pasritamig is a first-in-class, bispecific T cell engager (“TCE”) targeting human kallikrein 2 (“KLK2”), and was engineered using Zymeworks’ Azymetric platform. Pasritamig has demonstrated promising safety and antitumor activity in Phase 1 clinical trials. In September 2025, Johnson & Johnson Innovative Medicine (formerly Janssen Inc., “J&J”) announced the initiation of multiple Phase 3 clinical trials evaluating pasritamig as both monotherapy and in combination regimens in castration resistant prostate cancer.

Platform Partnerships

In 2025, we earned $69.9 million in milestone payments, an option exercise fee and a research period extension fee from collaboration partners Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company, “BMS”), GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), J&J, Merck Sharp & Dohme Research GmbH (“Merck”), primarily related to legacy platform collaboration agreements, as well as from BeOne related to our zanidatamab collaboration agreement. For additional information regarding these agreements, see the section titled “Strategic Partnerships and Collaborations” below.

Royalty Pharma Loan Arrangement

On March 2, 2026, Zymeworks BC entered into a sale agreement (the “Sale Agreement”) with Zymeworks Royalty Limited Partnership (the “Subsidiary”), a special purpose entity newly formed by Zymeworks BC and by its general partner Zymeworks General Partner ULC (“Zymeworks GP”), under which Zymeworks BC sold to the Subsidiary 30% of future royalty payments (not to exceed 120% of the maximum amount payable (excluding indemnification and other similar obligations) by the Subsidiary under the Loan Agreement (as defined below) related to Ziihera receivable under the Jazz Collaboration Agreement and Zanidatamab Agreement (each as defined below, and together, the “Covered Agreements”) at a purchase price of $250.0 million (such Ziihera-related assets and rights sold to the Subsidiary, the “Royalty Interest”).

Following the sale and transfer of the Royalty Interest, the Subsidiary entered into a Loan Agreement (the “Loan Agreement”), dated March 2, 2026, with Royalty Pharma Development Funding, LLC (“Royalty Pharma”) as administrative agent and lender, pursuant to which the lenders party to the Loan Agreement made a term loan to the Subsidiary (the “Loan”) in an aggregate principal amount of $250.0 million (the “Loan Amount”), that bears interest at a fixed rate and matures on December 31, 2042 (the “Maturity Date”). Under the terms of the Loan Agreement, the amount payable to the lenders no later than the Maturity Date is approximately $481.3 million, provided that if the Loan is repaid in full on or before December 31, 2033, the amount payable to the lenders is $412.5 million, in each case inclusive of all applicable interest, yield protection premiums, early redemption fees, exit fees and other amounts payable under the Loan Agreement (excluding indemnification and similar obligations). Any amount borrowed and repaid by Subsidiary may not be reborrowed.

We will retain 70% of royalties on Ziihera annual net sales, with full royalty rights reverting to us once the Loan and other amounts payable under the Loan Agreement to Royalty Pharma have been repaid in full. All earned regulatory and commercial milestone payments under the Covered Agreements will be retained by us. For additional information regarding this arrangement, see the section titled “Liquidity and Capital Resources” under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Wholly-Owned Pipeline
Our wholly-owned programs include novel ADC and MSAT candidates, such as TCEs, focusing on highly-expressed targets which provide opportunities for benchmarking in preclinical development and expected clinical differentiation. Our ADC candidates exploit our proprietary topoisomerase 1 inhibitor (“TOPO1i”) payload, ZD06519, while exploring alternate mechanisms of action for longer-term development and leveraging validated peptide-cleavable linkers and stochastic conjugations. With potential for enhanced activity compared to combination therapy, our current MSAT candidates (ZW209 and ZW1528) include trispecific TCEs (“TriTCE”) incorporating conditional co-stimulation to enhance immune-mediated killing of cancer cells, and multi-cytokine blockers for treatment of autoimmune and inflammatory diseases. Our TriTCE molecules are carefully designed to optimize tumor cell engagement and enhance T cell activation to increase anti-tumor activity while also minimizing cytokine release and off-tumor toxicities.

Solid Tumors in Oncology: Antibody-Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets folate receptor alpha (“FRα”)-expressing tumors including ovarian cancer, endometrial cancer, and non-small cell lung cancer (“NSCLC”), is built using our novel, bystander-active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose (“HNSTD”) in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aims to enroll approximately 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191. In October 2025, we presented initial clinical data from the Phase 1 trial. Based on the preliminary efficacy data and the tolerable safety profile observed, we have initiated dose optimization in ovarian cancer to further evaluate ZW191’s clinical activity and safety to help inform the product candidate’s registrational strategy.
ZW251: A potential first-in-class clinical-stage ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol (“GPI”)-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In GLP toxicology studies performed in non-human primates, ZW251 achieved a highest non-severely toxic dose (“HNSTD”) of 100 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. In July 2025, we announced that the investigational new drug (“IND”) application for ZW251 was cleared by the FDA. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW251, registered under NCT07164313 on clinicaltrials.gov. The study aims to enroll approximately 100 participants with advanced solid tumors, including HCC, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ZW251.
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
Solid Tumors in Oncology: Multispecific Antibody Therapeutics (MSATs)
ZW209: A novel TriTCE targeting Delta-like ligand 3 (“DLL3”)-expressing tumor cells, is designed using our clinically validated Azymetric and EFECT platforms. By leveraging obligate cis-T cell binding and conditional cluster of differentiation 28 (“CD28”) engagement, this potentially first-in-class molecule has been designed to prevent unintended T cell activation, while enabling tumor-targeted cytotoxicity. The innovative design has demonstrated differentiated long-term cytotoxicity in vitro at low E:T (effector to target) ratios, with enhanced T cell proliferation and survival, offering significant potential to increase durability of responses in DLL3-expressing cancers. We expect to submit an IND to commence Phase 1 clinical studies for ZW209 in 2026, with equivalent non-U.S. applications to be submitted thereafter.
Autoimmune and Inflammatory Diseases (AIID)
ZW1528: Our first program in AIID, is a novel IL-4R⍺ x IL-33 bispecific molecule designed to address respiratory inflammation such as mixed-type chronic obstructive pulmonary disease (“COPD”) by inhibiting multiple pathways. By blocking three cytokines (IL-4, IL-13, and IL-33) in a single biologic, ZW1528 offers a unique approach to inhibit clinically validated pathways. The bispecific antibody is designed to provide complete, prolonged IL-4R⍺ blockade with simultaneous blockade of IL-33. Based on non-clinical in vitro studies, the bispecific can independently suppress IL-4, IL-13, and IL-33 driven cell signaling equivalent to that achieved with anti-IL-4R⍺ monoclonal antibody (“mAb”) or anti-IL-33 clinical benchmarks mAbs. Furthermore, in preclinical studies, ZW1528-mediated blockade of cytokine-driven activation of human epithelial cells was superior to that achieved with mAbs targeting either IL-4R⍺ or IL-33, indicating potential benefits of dual blockade. Additionally, preclinical studies with human peripheral blood mononuclear cells (“PBMCs”) demonstrate ZW1528 provides blockade of IL-33 mediated effects beyond that achievable with an anti-IL33 benchmark mAb. With native Immunoglobulin G (“IgG”)-like geometry, ZW1528 demonstrates the potential for high manufacturability and incorporates half-life extending Fc modifications. We expect to submit a non-U.S. regulatory filing to commence Phase 1 clinical studies for ZW1528 in 2026.
Continued Pipeline Development
Going forward, we currently expect to focus our ADVANCE research efforts primarily on multispecific antibody and engineered-cytokine platforms. We anticipate that these activities will be partially supported through early-stage partnerships and collaborations. ZW1528 is currently expected to be the first ADVANCE program to enter clinical studies in 2026. We also intend to continue disseminating scientific findings through peer-reviewed publications and data presentations across our preclinical and clinical programs, as appropriate.
With respect to our ADC portfolio, we currently expect to continue conducting Phase 1 clinical studies for ZW191 and ZW251 during 2026. We also intend to advance our other ongoing ADC research programs, including potential clinical development of ZW220, ZW327, and ZW418, a biparatopic PTK7-targeting ADC incorporating a novel pan-RAS inhibitor payload, only if and when partnerships, collaborations, and/or other sources of external funding become available.
We intend to continue innovating with increased novelty in targets and unique mechanisms of action through bispecific or biparatopic ADCs, dual-payload ADCs, multi-specific immune cell engagers and immune-oncology, subject to strategic priorities, and the availability of resources.
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
Through collaboration agreements with Jazz and BeOne relating to our programs for zanidatamab and zanidatamab zovodotin, we have received an aggregate of $491.0 million through December 31, 2025 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeOne with respect to zanidatamab, as of December 31, 2025, we remain eligible to receive up to $1.51 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals.Under our collaboration agreement with Jazz, we are eligible to receive tiered royalties of ten to high teens percentages on global (outside of Asia (other than Japan), Australia and New Zealand) annual net sales of Ziihera up to $2.0 billion and 20% on annual net sales above $2.0 billion. Under the collaboration agreement with BeOne, we are eligible to receive tiered royalties of mid-single to mid-double digit percentages on annual net sales of Ziihera in Asia (other than Japan), Australia and New Zealand up to $1.0 billion and 19.5% on annual net sales above $1.0 billion (with royalty rates increasing by 0.5% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars).
These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future direct funding by our strategic partners for our lead asset, zanidatamab. These partnerships also leverage our strategic partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
The information included in the table below presents a summary of key aspects of our collaboration and licensing agreements as of December 31, 2025.
________________________
(1) Current stage and therapeutic indication reflects the current preclinical, clinical or commercial stage of development for the most advanced program under the partnership, as applicable.

(2) Figures reflect all potential future milestone payments under the applicable agreement, including, but not limited to, the lead asset. See further discussion of each partnership below.
(3) Tiered royalties of up to 19.5% of annual net sales in BeOne territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.
Product Partnerships
Jazz
In October 2022, we entered into a license and collaboration agreement with Jazz (“Original Jazz Collaboration Agreement”; as amended in April 2023, “Amended Jazz Collaboration Agreement” and collectively with the Original Jazz Collaboration Agreement, the “Jazz Collaboration Agreement”). Under the Jazz Collaboration Agreement, Jazz is solely responsible for all development and commercialization rights for zanidatamab throughout the world, excluding existing Asia-Pacific territories (other than Japan) already governed by Zymeworks BC Inc.’s (“Zymeworks BC”) agreement with BeOne (“Territory”).
As part of our collaboration, we granted to Jazz certain exclusive and non-exclusive licenses, under our intellectual property, to research, develop, manufacture, and commercialize pharmaceutical products containing or incorporating zanidatamab or certain related antibodies excluding ADCs (such antibodies, collectively, “Licensed Antibodies,” and such pharmaceutical products, “Licensed Products”).
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

Zanidatamab (Ziihera) received accelerated approval from the FDA in November 2024 for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera related to the accelerated approval. In July 2025, Zymeworks’ partner, Jazz, announced that the European Commission granted conditional marketing authorization of zanidatamab for the treatment of adults with unresectable locally advanced HER2+ (IHC 3+) BTC. In January 2026, the New Drug Submission for Ziihera was approved by Health Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2+ (IHC 3+) BTC, as monotherapy. Ziihera’s market authorization in Canada has been issued with conditions, pending the results of trials to verify its clinical benefit. Our strategic partner Jazz expects to complete the sBLA submission for zanidatamab in the first quarter of 2026 for first-line HER2+ locally advanced or metastatic GEA under the real-time oncology review program in the United States, where zanidatamab has been granted Breakthrough Therapy Designation for patients with HER2+ GEA.

Jazz is solely responsible for commercializing the Licensed Products in the Territory and is required to use commercially reasonable efforts to commercialize in each specified major market country each Licensed Product that obtains regulatory approval in such country. Jazz is required to conduct such commercialization at its sole cost and expense. Under the Jazz Collaboration Agreement, as of December 31, 2025 we have received (i) a non-refundable $50.0 million upfront payment following receipt of HSR Clearance and delivery of licenses and technology transfer to Jazz, (ii) a further payment of $325.0 million following Jazz’s decision to continue the collaboration after readout of the top-line clinical data from HERIZON-BTC-01, in addition to our delivery of other data, analyses and other information, and (iii) a milestone payment of $25.0 million in relation to FDA approval of Ziihera (zanidatamab-hrii) for the treatment of HER2+ BTC. As of December 31, 2025, we remain eligible to receive up to an aggregate of $500.0 million in certain regulatory milestones payments and up to an aggregate of $862.5 million in potential commercial milestone payments. We are also eligible to receive tiered royalties between 10% and 20% on annual net sales of Licensed Products in the Territory, with customary reductions in specified circumstances. Royalties are payable on a Licensed Product-by-Licensed Product and country-by-country basis until the latest of (i) ten years after the first commercial sale of such Licensed Product in such country, (ii) the expiration of the last valid licensed patent claim within certain Zymeworks BC intellectual property covering such Licensed Product in such country, and (iii) the expiration of regulatory exclusivity of such Licensed Product in such country. The term of the Amended Jazz Collaboration Agreement will continue on a Licensed Product-by-Licensed Product and country-by-country basis until the expiration of the royalty term for such Licensed Product in such country (the “Term”). The Amended Jazz Collaboration Agreement contains customary termination rights for Jazz and us, including the right for Jazz to terminate the agreement in its sole discretion with advance notice to us. We may also terminate the Amended Jazz Collaboration Agreement if Jazz or its affiliates file or initiate a patent challenge against us.
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
Pursuant to the Transfer Agreement, at the closing thereunder, (i) Jazz acquired from Zymeworks Biopharmaceuticals Inc. (“ZBI”) 100% of the issued and outstanding capital stock of Zymeworks Zanidatamab Inc. (“ZZI,” a subsidiary of ZBI); (ii) Jazz engaged certain Zymeworks BC and ZZI employees associated with the development of zanidatamab, and the Company transferred to Jazz or one of its affiliates contracts with respect to the engagement of certain independent contractors of Zymeworks BC and ZBI that worked on the Program; (iii) Jazz and its affiliates acquired from Zymeworks BC and ZBI and their affiliates the Acquired Assets (as defined in the Transfer Agreement); and (iv) Jazz and its affiliates assumed certain liabilities arising following the closing under the Transfer Agreement related to the Acquired Assets and the Program, including with respect to the transferred service providers, in each case subject to the terms and conditions of the Transfer Agreement. No shares of the Company’s common stock were sold by the Company or acquired by Jazz Inc. and its affiliates in connection with such transactions under the Transfer Agreement.
BeOne
In November 2018, we entered into agreements with BeOne whereby we granted BeOne royalty-bearing exclusive licenses for the research, development, and commercialization of zanidatamab and zanidatamab zovodotin in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia, and New Zealand (such agreement relating to zanidatamab, as amended or modified, the “Zanidatamab Agreement,” and such agreement relating to zanidatamab zovodotin, the “Zovodotin Agreement”). In September 2023, Zymeworks BC and BeOne entered into a termination agreement relating to the Zovodotin Agreement (the “Termination Agreement”).

For the research, development and commercialization licenses to zanidatamab and zanidatamab zovodotin, we received an upfront payment of $40.0 million. Under the Zanidatamab Agreement, as of December 31, 2025 we have received milestone payments of $51.0 million, including $28.0 million in milestone payments received from BeOne in relation to the acceptance by the Center for Drug Evaluation (“CDE”) of the National Medical Products Administration (“NMPA”) in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC and subsequent approval of this BLA. As of December 31, 2025, we remain eligible to receive development and commercial milestone payments of up to $144.0 million, together with tiered royalties of up to 19.5% of annual net sales in BeOne territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars. In May 2025, BeOne announced that the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ (IHC3+) BTC. Under the Zanidatamab Agreement, Zymeworks and BeOne are collaborating on certain global clinical studies and both Zymeworks and BeOne will independently conduct other clinical studies in their own respective territories. Each of Zymeworks and BeOne are responsible for all of the development and commercialization costs in their own territories. Unless earlier terminated, the Zanidatamab Agreement will terminate on a licensed product-by-product and country-by-country basis upon the expiration of the royalty term in such country for such licensed product. The Zanidatamab Agreement may be terminated by BeOne upon prior written notice or by either party upon the other party’s bankruptcy or uncured material breach.
As noted above, the Zovodotin Agreement was terminated under the Termination Agreement. The Termination Agreement does not relieve us or BeOne from obligations under the Zovodotin Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination, including certain licenses to BeOne intellectual property with respect to zanidatamab zovodotin.
Platform Partnerships
In addition to the payments we have received through our collaboration agreements with Jazz and BeOne relating to zanidatamab and zanidatamab zovodotin, as of December 31, 2025, we have received $233.4 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric, EFECT and drug conjugate therapeutic platforms with the following pharmaceutical companies: BMS, GSK, Daiichi Sankyo, J&J, and Merck. As of December 31, 2025, we remain eligible to receive up to $0.98 billion in preclinical and development milestone payments and up to $3.08 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms.
BMS
In December 2014, we entered into a collaboration agreement with Celgene (now BMS) to research, develop and commercialize bispecific antibodies generated through the use of our Azymetric platform. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period. Under the terms of the agreement, we granted BMS a right to exercise options to worldwide, royalty-bearing, antibody sequence pair-specific exclusive licenses to research, develop and commercialize certain licensed products. We received an upfront payment of $8.0 million and an expansion fee of $4.0 million. As of December 31, 2025, BMS had exercised two commercial license options and we have received $15.0 million of option payments in total, but in 2023 BMS stopped development of one program. BMS’s right to exercise options on eight programs expired in 2024 after the conclusion of BMS’s research period. As at December 31, 2025, we remain eligible to receive up to $313.0 million for the two remaining programs (or $156.5 million not including the one program for which BMS stopped development in 2023), comprised of development milestone payments of up to $101.5 million per program and commercial milestone payments of up to $55.0 million per program. In addition, we are eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement for those product candidates that BMS elected to exercise its commercial license option. As BMS’s research period has concluded, BMS is solely responsible for the research, development, manufacturing and commercialization of the products.
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

Under the terms of the agreement, we granted GSK a worldwide, royalty-bearing antibody target-exclusive license to new intellectual property generated with the EFECT platform under this collaboration and a non-exclusive license to the Azymetric platform to research, develop and commercialize future licensed products. We are eligible to receive up to $1.1 billion, including research, development and commercial milestone payments of up to $110.0 million for each product. In addition, we are eligible to receive tiered royalties in the low single digits on net sales of products. No development or commercial milestone payments or royalties have been received as of December 31, 2025. We retained the right to develop up to four products, free of royalties, using the new intellectual property generated in this collaboration, and after a period of time, to grant licenses to such intellectual property for development of additional products by third parties. Under this agreement, we are sharing certain research and development responsibilities with GSK to generate new Fc-engineered antibodies. Each party will bear its own costs for the responsibilities assigned to it during the research period. After the conclusion of the research period, each party will be solely responsible for the further research, development, manufacturing and commercialization of its own respective products. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate on the earlier of (i) the end of the research period if GSK does not elect to advance one or more products incorporating intellectual property generated under the research period for further research and development or (ii) on a product-by-product and country-by-country basis upon the latter of the product being no longer covered by a patent related to the GSK licensed product, or ten years after the first commercial sale of the GSK licensed product in such a country.
In April 2016, we entered into a platform technology transfer and license agreement with GSK to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric platform. This may include bispecific antibodies incorporating new engineered Fc regions generated under the 2015 GSK agreement. Under the terms of this 2016 agreement, we granted GSK a worldwide, royalty-bearing antibody sequence pair-specific exclusive license to research, develop and commercialize licensed products. In May 2019, this agreement was expanded to provide GSK access to Zymeworks’ unique heavy-light chain pairing technology under the Azymetric platform. Under the expanded agreement, we are eligible to receive up to $1.1 billion in milestone and other payments. As of December 31, 2025, we have received an upfront technology access fee payment of $6.0 million and $16.5 million of milestones in total. As of December 31, 2025, we remain eligible to receive research milestone payments of up to $35.0 million, development milestone payments of up to $168.5 million and commercial milestone payments of up to $867.0 million. In addition, we are eligible to receive tiered royalties in the low to mid-single digits on product sales. GSK bears all responsibility and costs associated with research, development and commercialization of products generated using the Azymetric platform. The agreement contains customary termination rights for GSK and us, including the right for GSK to terminate the agreement in its sole discretion with advance notice to us. Termination provisions allow for GSK to terminate the agreement or specific antibody sequence pairs due to an incurable material breach by us, and under specific conditions, GSK shall have certain rights to continue the research, development, and commercialization of products with their license payment, milestone, and royalty obligations reduced by 50%.
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
In March 2023, we entered into a termination and license agreement (the “Termination and License Agreement”) relating to the Collaboration and Cross License Agreement. Pursuant to the Termination and License Agreement, the Collaboration and Cross License Agreement is terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Collaboration and Cross License Agreement that accrued prior to the termination or were expressly intended to survive. Among the rights to survive the termination of the Collaboration and Cross License Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the Termination and License Agreement, we granted to Daiichi Sankyo a non-exclusive, worldwide, royalty-free right and license, with the right to sublicense, to certain intellectual property to perform additional research in accordance with the terms of the Termination and License Agreement during the term of the Termination and License Agreement, which expired in August 2025. The Termination and License Agreement has no impact on our separate license agreement with Daiichi Sankyo, which we entered into in 2018, as described below.

2018 Agreement
In May 2018, we entered into a license agreement with Daiichi Sankyo to research, develop and commercialize two bispecific antibodies generated through the use of our Azymetric and EFECT platforms. This agreement did not alter or amend the initial 2016 agreement. Under the terms of this 2018 agreement, we granted Daiichi Sankyo a worldwide, royalty-bearing, antibody sequence pair-specific, exclusive license to research, develop and commercialize certain products, and we were eligible to receive up to $484.7 million in various milestone and other payments. As of December 31, 2025, we have received an upfront technology access fee payment of $18.0 million, and $3.1 million in development milestone payments. We remain eligible to receive development milestone payments totaling up to $60.3 million and commercial milestone payments of up to $170.0 million. In addition, we are eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales. Daiichi Sankyo is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for Daiichi Sankyo and us, including the right for Daiichi Sankyo to terminate the rights to our therapeutic platforms in its sole discretion with advance notice to us. The agreement will terminate, with respect to Daiichi Sankyo’s licenses, on a product-by-product basis, with the last payment obligation for the respective product.
J&J
In November 2017, we entered into a collaboration and license agreement with J&J to research, develop and commercialize up to six bispecific antibodies generated through our Azymetric and EFECT platforms. Under the terms of the agreement, we granted J&J a worldwide, royalty-bearing, antibody sequence group-specific exclusive license to research, develop and commercialize certain products, and we were eligible to receive up to $1.45 billion in various license and milestone payments.
As of December 31, 2025, we have received an upfront payment of $50.0 million and development milestones totaling $33.0 million, which included $8.0 million in connection with the initiation of clinical trials of two bispecific antibodies and $25.0 million related to clinical progress of pasritamig entering into a Phase 3 trial in metastatic castration-resistant prostate cancer. Pasritamig (JNJ-78278343) is a first-in-class, bispecific T-cell engager targeting human kallikrein 2 (KLK2), engineered using Zymeworks’ Azymetric platform. J&J has deprioritized the development of the other bispecific antibody, and in 2023 the research program term under the agreement ended with respect to the remaining four bispecific antibodies.
As a result, we remain eligible to receive up to $18.0 million in additional development milestone payments and up to $186.5 million in commercial milestone payments relating to pasritamig. We remain eligible to receive up to $43.0 million in additional development milestone payments and up to $186.5 million in commercial milestone payments with respect to the other bispecific antibody which has been deprioritized by J&J.
In addition, we are eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on J&J’s performance. J&J is solely responsible for the research, development, manufacturing and commercialization of the products. The agreement contains customary termination rights for J&J and us, including the right for J&J to terminate the agreement in its sole discretion with advance notice to us. The agreement will terminate, on a product-by-product basis, on the expiry of the royalty term for the product.
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
As of December 31, 2025, our patent portfolio includes more than 30 patent families related to our therapeutic antibody product (zanidatamab), our preclinical, clinical stage, and additional product candidates, and our therapeutic platform technologies. As of December 31, 2025, from these patent families we have more than 275 issued patents, 29 of which are U.S. patents. Additional patent families in our patent portfolio relate to other earlier stage potential product candidates or platforms that we do not consider material to our business at this time.
Therapeutic Antibody Portfolio
Our therapeutic antibody patent portfolio is directed to specific compositions of matter, methods of using and compositions used in manufacturing our approved products and product candidates.
Approved Product
Zanidatamab: As of December 31, 2025, we own U.S. and foreign patents and patent applications directed to compositions of matter of zanidatamab, compositions used in the manufacture of zanidatamab, and methods of using zanidatamab. Issued patents and patent applications, if granted, directed to compositions of matter of zanidatamab are anticipated to expire in 2034, absent any patent term adjustments or extensions. Issued patents and patent applications, if granted, directed to compositions used in the manufacture of zanidatamab are anticipated to expire in 2034, absent any patent term adjustments or extensions. Issued patents and patent applications, if granted, directed to methods of using zanidatamab are anticipated to expire between 2034 and 2042, absent any patent term adjustments or extensions. In January 2025, an application was submitted to the USPTO for the extension of the patent term of U.S. patent number 10,000,576 directed to compositions of matter of zanidatamab. This application is currently under review by the USPTO and FDA.
Zanidatamab is also protected by our patent families directed to Azymetric Fc, as described below.
Clinical Stage Product Candidates
ZW191: As of December 31, 2025, we own a U.S. patent and patent applications filed in the United States and foreign jurisdictions directed to compositions of matter of ZW191, compositions used in the manufacture of ZW191, and methods of using ZW191. If granted, these patent applications are anticipated to expire in 2043, absent any patent term adjustments or extensions. We also own U.S. provisional patent applications directed to additional methods of using ZW191. If converted to non-provisional patent applications and granted, these applications are anticipated to expire in 2046, absent any patent term adjustments or extensions. ZW191 is also protected by a patent family directed to our TOPO1i technology.

ZW251: As of December 31, 2025, we own patent applications filed in the United States and foreign jurisdictions directed to compositions of matter of ZW251 and methods of using ZW251. If granted, these patent applications are anticipated to expire in 2043, absent any patent term adjustments or extensions. ZW251 is also protected by a patent family directed to our TOPO1i technology.
Lead Preclinical Product Candidates
ZW209: As of December 31, 2025, we own patent applications filed internationally under the Patent Cooperation Treaty (“PCT”) and in foreign jurisdictions directed to compositions of matter of ZW209, compositions used in the manufacture of ZW209, and methods of using ZW209. If granted, these applications are anticipated to expire in 2045, absent any patent term adjustments or extensions. ZW209 is also protected by patent families relating to Azymetric Fc and Azymetric Fab.
ZW1528: As of December 31, 2025, we own patent applications filed internationally under the PCT and in foreign jurisdictions directed to compositions of matter of ZW1528, compositions used in the manufacture of ZW1528 and methods of using ZW1528. If granted, these applications are anticipated to expire in 2045, absent any patent term adjustments or extensions. ZW1528 is also protected by patent families relating to Azymetric Fc and Azymetric Fab.
Additional Product Candidates
ZW220: As of December 31, 2025, we own patent applications filed internationally under the PCT, and in the United States and foreign jurisdictions, directed to compositions of matter of ZW220, compositions used in the manufacture of ZW220, and methods of using ZW220. If granted, these patent applications are anticipated to expire between 2043 and 2044, absent any patent term adjustments or extensions. ZW220 is also protected by a patent family directed to our TOPO1i technology.
ZW327: As of December 31, 2025, we own U.S. provisional patent applications directed to compositions of matter of ZW327, compositions used in the manufacture of ZW327, and methods of using ZW327. If converted and granted, these applications are anticipated to expire in 2046, absent any patent term adjustments or extensions. ZW327 is also protected by a patent family directed to our TOPO1i technology.
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
Azymetric Fc: As of December 31, 2025, we own U.S. and foreign patents and a U.S. patent application directed to our Azymetric Fc platform. Patents and patent applications, if granted, directed to compositions of matter of engineered antibody Fc regions, methods of engineering antibody Fc regions to preferentially form heterodimers, and methods of making heterodimers comprising engineered Fc regions are expected to expire between 2031 and 2033, absent any patent term adjustments or extensions.
Azymetric Fab: As of December 31, 2025, we own U.S and foreign patents and patent applications directed to our Azymetric Fab platform. Patents and patent applications, if granted, directed to compositions of matter, methods of engineering antibody Fabs to preferentially form heterodimers, and methods of making heterodimers comprising engineered Fabs are expected to expire between 2033 and 2036 absent any patent term adjustments or extensions.
Drug Conjugate Platforms
Our drug conjugate platforms are a suite of proprietary cytotoxins (including TOPO1i), stable linkers, and conjugation technologies that are compatible with and complementary to our antibody product candidates and enable delivery of cytotoxins directly to target cells.

TOPO1i Platform: As of December 31, 2025, we own patent applications filed in the United States and foreign jurisdictions directed to novel TOPO1i compounds (including ZD06519), TOPO1i-linker compositions and antibody-TOPO1i conjugates. If granted, these patent applications are expected to expire in 2042, absent any patent term adjustments or extensions.
EFECT
As of December 31, 2025, we own U.S and foreign patent applications directed to engineering Fc constructs with modulated FcγR-binding and Fc effector function, including compositions of matter and methods of making Fc constructs with altered FcγR-binding and Fc effector function, and compositions of matter and methods of making Fc constructs that lack FcγR-binding. These patent applications, if granted, are expected to expire between 2041 and 2042, absent any patent term adjustments or extensions.
ProTECT
As of December 31, 2025, we own patent applications filed in the United States and foreign jurisdictions and patents in foreign jurisdictions directed to compositions of matter, methods of making and methods of using conditionally active antibody constructs comprising immunomodulatory ligands and their cognate receptors derived from the immunoglobulin superfamily (such as PDL1 and PD1) fused to the antibody variable heavy and light chain region termini. These patents and, if granted, patent applications are expected to expire in 2041, absent any patent term adjustments or extensions.
Computational Chemistry
As of December 31, 2025, we own U.S and foreign patents and patent applications directed to computational and algorithmic advances incorporated into our ZymeCAD platform, including advances in general molecular modeling, conformational dynamics, and computational workflows. These patents and patent applications, if granted, are expected to expire between 2034 and 2042, absent any patent term adjustments or extensions.
Technology Licensing and In-Licensed Intellectual Property
Daiichi Sankyo
As noted above under “Strategic Partnerships and Collaborations – Platform Partnerships – Daiichi Sankyo – 2016 Agreement,” in September 2016, we entered into the Collaboration and Cross License Agreement with Daiichi Sankyo under which we gained non-exclusive rights to develop and commercialize up to three products (up to six products pursuant to a June 2022 amendment) using Daiichi Sankyo’s proprietary immune-oncology antibodies. In March 2023, we entered into the Termination and License Agreement relating to the Collaboration and Cross License Agreement. Pursuant to the Termination and License Agreement, the Collaboration and Cross License Agreement is terminated and is no longer in effect, except that the termination does not relieve the parties from obligations under the Collaboration and Cross License Agreement that accrued prior to the termination or were expressly intended to survive. Among the rights to survive the termination of the Collaboration and Cross License Agreement are Zymeworks’ non-exclusive royalty-bearing rights to develop and commercialize products, such as ZW209, using Daiichi Sankyo’s proprietary immune-oncology antibodies. Under the surviving terms of the Collaboration and Cross License Agreement, pending receipt of regulatory approval, we may be required to make future low single-digit royalty payments on the net sales of such products.
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

ProBioGen
In February 2016, we entered into a master services and master license agreement with ProBioGen AG (“ProBioGen”). ProBioGen provided certain development and manufacturing services and granted us a non-exclusive, worldwide, sublicensable license to research, develop, manufacture and commercialize our product candidates (which include Ziihera (zanidatamab-hrii)) using ProBioGen’s platforms, including their proprietary GlymaxX technology for generating afucosylated antibodies. This license includes certain additional non-exclusive patent rights sub-licensed by ProBioGen. Licensing terms include preclinical, clinical and commercial milestones. In connection with the first commercial sale of Ziihera, we paid to ProBioGen €3.95 million for achievement of the first commercial sale milestone, which amount was reimbursed by Jazz. In addition, subject to achievement of certain commercial sales thresholds of Ziihera, we are required to make additional future payments to ProBioGen.
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
Competition
The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies, and public and private research institutions. Any product candidates that we or our strategic partners successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

With respect to our healthcare asset aggregation strategy, we face competition from other companies, funds and other investment vehicles seeking to aggregate royalties or provide alternative financing to biotechnology companies. These competitors may have a lower cost of capital or access to greater amounts of capital and thereby may be able to successfully acquire assets that we are also targeting for acquisitions. There is a limited number of suitable and attractive acquisition or partnering opportunities available in the market, and competition to acquire such assets may be intense.
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
Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products or therapies that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA, EMA or other regulatory approval for their products more rapidly than we or our strategic partners may obtain approval, which could result in our competitors establishing a strong market position before we or our partnered product candidates are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic or biosimilar products.
Zanidatamab is being developed for patients with solid tumors that express HER2, including patients with tumors expressing low levels of HER2. Competing approved HER2-targeted therapies include F. Hoffmann-La Roche Ltd.’s Herceptin, Perjeta, Phesgo, and Kadcyla as well as Novartis Pharmaceuticals Corporation’s Tykerb, Puma Biotechnology, Inc.’s Nerlynx, AstraZeneca PLC / Daiichi Sankyo’s Enhertu, Seagen Inc.’s Tukysa, MacroGenics, Inc.’s Margenza, Jiangsu HengRui Medicine Co., Ltd.’s pyrotinib, Pfizer’s disitamab vedotin, Alphamab’s anbenitamab and anbenitamab repodetecan, BioNTech’s trastuzumab pamirtecan, Boehringer’s zongertinib, Bayer’s sevabertinib and various trastuzumab biosimilars, as well as other candidates in late-stage development.

ZW191 is being developed for patients with solid tumors that express FRα. Competing approved FRα -targeted therapies include AbbVie’s Elahere. Key FRα-targeted ADCs under development include Genmab’s Rina-S, AstraZeneca’s AZD5335, Eli Lilly’s sofetabart mipitecan (LY4170156) and AbbVie’s IMGN151 and ABBV901.
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
ZW1528 is being developed for patients with respiratory inflammation, targeting IL-4R⍺ and IL-33 receptors. Competing development-stage therapies with a similar profile include AK139, the IL-4Ra/ST2 bispecific from Akeso Bio.
ZW209 is being developed for patients with solid tumors that express DLL3. Competing approved DLL3-targeted therapies include Amgen’s IMDELLTRA (tarlatamab). Key DLL3-targeted TCEs under development include Boehringer Ingelheim’s BI 764532, Merck’s gocatamig (MK-6070, formerly HPN328), Chugai/Roche’s ALPS12 (RG6524), Qilu’s QLS31904 and Zelgen’s alveltamig (ZG006). Alternative approaches targeting DLL3 include ADCs, radioconjugates and bispecific antibodies, such as Zai Labs’ zocilurtatug (ZL-1310), Roche/Innovent’s IBI3009, IDEAYA Biosciences’ IDE849, Phanes Therapeutics’ Peluntamig (PT217) and Abdera’s ABD-147.
The FDA and corresponding regulatory authorities will ultimately review our clinical results and determine whether our product candidates are effective. No regulatory agency has made any such determination that any of our product candidates are effective for use by the general public for any indication.
Government Regulation
Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of products such as those we are developing. Our ADC product candidates are comprised of both a drug product and a biologic product, and will therefore be subject to regulation in the United States as combination products. If marketed individually, each component would be subject to different regulatory pathways and would require approval of independent marketing applications by the FDA. A combination product, however, is assigned to an FDA center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our ADCs, we believe that the primary mode of action is attributable to the biologic component of the product. Thus, our ADC product candidates are regulated as therapeutic biologics, with the FDA’s Center for Drug Evaluation and Research having primary jurisdiction over premarket development. Our antibody therapeutics, including MSATs, are also regulated as therapeutic biologics by the FDA’s Center for Drug Evaluation and Research.
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
The FDA is authorized to designate certain products for expedited programs if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. In particular, the FDA may designate a product for Fast Track designation if it is intended, whether alone or in combination with one or more other drugs, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For Fast Track designated products, sponsors may have a higher number of interactions with the FDA and may be eligible for “rolling review” where review of sections of a Fast Track product’s New Drug Application or BLA is initiated before the full New Drug Application or BLA application is complete. The FDA has granted two Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing gastroesophageal adenocarcinoma in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC.
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
Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than the applicant interprets the same data. If the FDA decides not to approve the BLA in its present form, the FDA will issue a complete response letter that usually describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor (for example, requiring labeling changes) or major (for example, requiring additional clinical trials). Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application. The FDA’s “real time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property.
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
In Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the court disagreed with the FDA’s longstanding position that the orphan drug exclusivity only applies to the approved use or indication within an eligible disease, and not to all uses or indications within the entire disease or condition. In January 2023, the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.
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
Biologic products in particular are monitored post-approval by being placed on a lot-release schedule tailored to their potential risk, manufacturing, testing and inspection history as of the date of this report. With higher-risk biologics, each lot is tested before being released for sale in Canada. Moderate-risk biologics are periodically tested at the discretion of Health Canada while manufacturers of low-risk biologics usually only need to contact Health Canada regarding lots being sold or for providing certification of complete and satisfactory testing. Products are carefully scrutinized before they are placed in any level of the lot-release process, and the testing regime for a biologic may be altered at any time. In December 2022, the Minister of Health in Canada published proposed amendments to the Food and Drug Regulations, and several of the amendments relate to biologic drugs. The purpose of the amendments is to modernize the biologics regulatory regime by repealing outdated requirements and replacing them with those that reflect current safety practices. Proposed amendments include enabling Health Canada to require certain labelling statements for safety reasons on a case-by-case basis, and clarifying the Minister’s authority to consider information or material obtained during on-site evaluations. Other proposed amendments include clarifying the record retention expectations for market authorization holders, and providing a general framework to minimize the potential for contamination of drugs, active ingredients and biological source material between processes. The proposed amendments were finalized in 2024, and the provisions relating to biologic drugs were brought into force on July 1, 2025. In June 2025, Health Canada opened a consultation for stakeholders and interested parties to submit comments on new draft biosimilar submission guidance. The consultation closed in September 2025, and the timeline for implementation or further revisions to this new guidance is unknown.
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
Government Regulation Outside of the United States and Canada
In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the EU, in January 2022, the Clinical Trials Regulation (CTR) repealed the Clinical Trials Directive (EC) No. 2001/20/EC and national implementing legislation in the EU Member States. The CTR harmonizes the processes for assessment and supervision of clinical trials throughout the EU. Clinical trial sponsors must apply to start a new clinical trial via the Clinical Trials Information System (CTIS), and any trials approved under the Clinical Trials Directive that continue running need to comply with the CTR and their sponsors must have recorded information on them in CTIS. National regulators in the EU Member States and EU/EEA countries use the CTIS.
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
In international markets, pricing, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. There can be no assurance that our products will be considered medically reasonable and necessary for a specific indication, that our products will be considered cost effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that third-party payors’ reimbursement policies will not adversely affect our ability or our partners’ ability to sell our products profitably.
Healthcare Reform
The United States and some other jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our future products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. For example, in August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least seven years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which U.S. patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, the Centers for Medicare & Medicaid Services announced a voluntary initiative called the GENEROUS Model to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the United States and in foreign countries. The impact of these and future legislative, executive, and administrative actions implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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
Sales and Marketing
As a clinical-stage biopharmaceutical company, we do not currently possess the commercial infrastructure required to launch and market our product candidates. For zanidatamab, we have entered into a development and commercialization agreement with BeOne whereby BeOne is responsible for certain clinical development activities and all commercial activities in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. For zanidatamab, under the Amended Jazz Collaboration Agreement, Jazz is responsible for all development and commercial activities with respect to the Licensed Products in the Territory. There are no other agreements granting commercialization rights to zanidatamab or any of our other product candidates.

To access the sales, marketing and distribution capacity required to market our drug candidates, we plan to selectively establish additional partnerships with biotechnology and pharmaceutical companies having established commercial capabilities in relevant indications. The timing and nature of such agreements will be determined by many factors, including market size and complexity, as well as access to pre-commercial and commercial infrastructure. In addition, as part of our revised corporate strategy, we do not currently intend to commercialize any of our product candidates on our own, though we retain the flexibility to reevaluate this intention if we believe doing so is in our and our stockholders’ best interests.
Human Capital Resources
As of December 31, 2025, we had 264 full-time employees, 204 of whom were primarily engaged in research and development activities and 60 of whom hold an M.D. or Ph.D. degree. 184 of our full-time employees were based in Canada, 66 were based in the United States, and 14 were based in Singapore, Ireland and United Kingdom (the “UK”) combined.
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
•Our adoption of a royalty-driven asset aggregation strategy is unproven and may not be successful.
•Strategic transactions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
•Our long-term prospects depend upon successfully discovering or acquiring favorable assets and progressing the assets through preclinical and clinical development.
•We may not be successful in our efforts to use our therapeutic platforms to build a pipeline of product candidates.
•If our partnered product candidates do not meet regulatory and commercial milestones, or experience significant delays in doing so, our results of operations will be materially adversely affected.
•We depend on our collaborative relationships with Jazz, BeOne and J&J to further develop and commercialize zanidatamab and other product candidates, and if our relationships are not successful or are terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab and other product candidates, which could have a material adverse effect on our business.
•Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
•The outcome of clinical trials is inherently uncertain, and current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
•If clinical trials for product candidates are prolonged, delayed or stopped, we may be unable to successfully partner our product candidates, or obtain regulatory approval and commercialize product candidates on a timely basis, or at all, which could require us to incur additional costs and delay our receipt of any product revenue.
•Undesirable side effects from product candidates may delay or prevent marketing approval or, if approved, require withdrawal from the market, inclusion of safety warnings, or otherwise limit sales.
•We face significant competition, and if any competitors develop and market products that are more effective, safer and/or less expensive than our partnered product candidates, our ability to generate revenue will be negatively impacted.
•If zanidatamab or any current or future partnered product candidate that receives regulatory approval in the future does not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, revenue generated from commercialization efforts will be materially and adversely impacted.
•Current and future healthcare regulations and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance.

•If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and commercialization efforts of zanidatamab or any other approved partnered products may need to be limited.
•If we, our strategic partners or any of our third-party manufacturers encounter manufacturing difficulties, supply of product candidates for clinical trials or any approved products for patients could be delayed or prevented.
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of December 31, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
•We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our strategic partners may encounter difficulties with respect to these activities that could delay or impair our or our strategic partners’ ability to initiate or complete our clinical trials or commercialize products.
•We and our strategic partners rely on third parties to monitor, support, conduct and oversee clinical trials of product candidates and, in some cases, to maintain regulatory files for those product candidates. Our partnered product candidates may not receive regulatory approval or be successfully commercialized if we or our strategic partners are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.
•If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.
•If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.
•Tax law changes could adversely affect our business and financial condition.
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
Risk Factors
Risks Related to Our Business
Our adoption of a royalty-driven asset aggregation strategy is unproven and may not be successful.
We are evolving our business strategy to help enhance long-term stockholder value through thoughtful capital allocation, while continuing to pursue meaningful impact on patient outcomes through our research and development efforts. We believe that, if we can successfully implement this royalty-driven asset aggregation strategy through continued partnering as well as potential acquisitions, the anticipated royalty and milestone revenues could serve as both a longer-term funding source for our continued research and development operations and as a foundation from which to grow our self-contained royalty income over the longer term. There can be no assurance that we will be successful or will achieve the intended results.
Our new strategy requires revisions to multiple facets of our business, including our organizational structure, operations, personnel and tax planning. Our new strategy may also result in delays and disruptions to existing research and development efforts, increased costs, loss of key personnel and diversion of management’s attention, any of which could materially adversely affect our business.
Even if we successfully implement our new strategy, we cannot be certain that anticipated royalty and milestone revenues will be sufficient to appropriately fund and advance our research and development pipeline or enhance long-term stockholder value.

Strategic transactions could disrupt our business, cause dilution to our stockholders and otherwise harm our business.
We actively evaluate various strategic transactions, and we may acquire other businesses, products, product candidates, milestone payments and royalty streams, programs or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. As part of our royalty-driven asset aggregation strategy, we plan to look for opportunities to augment our development pipeline with external programs and product candidates, as well as other opportunistic investments that may bolster our royalty-driven cash flows. Suitable acquisition or in-licensing opportunities on acceptable prices, terms and conditions may be limited. These transactions could be material to our financial condition and operating results and expose us to many risks, including:
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

We face intense competition from larger, better-resourced companies in acquiring or in-licensing promising assets. We also face competition from other companies, funds and investment vehicles seeking to aggregate royalties or provide alternative financing to biotechnology companies. These competitors may have a lower cost of capital or access to greater amounts of capital and thereby may be able to successfully acquire assets that we are also targeting for acquisitions. There is a limited number of suitable and attractive acquisition or partnering opportunities available in the market, and competition to acquire such assets may be intense. In order to compete successfully in the current business climate, we may have to pay higher prices for assets than may have been paid historically, which may make it more difficult for us to realize an adequate return on any acquisition. Any future acquisitions or dispositions could result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition or reputation. We cannot predict the number, timing or size of any future strategic alliances, joint ventures, investments, acquisitions, divestitures or other strategic transactions, or the effect that any such transactions might have on our operating results.
Our long-term prospects depend upon successfully discovering or acquiring favorable assets and progressing the assets through preclinical and clinical development.
Our investments in internally-developed or acquired assets may not yield promising product candidates, and even if such candidates advance into clinical studies, the historical failure rate of biopharmaceutical product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care, other unpredictable variables and the other factors discussed under “Risks Relating to Development of Product Candidates – The outcome of clinical trials is inherently uncertain, and current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.” Results from preclinical testing or early clinical trials of our product candidates may not predict outcomes in later-stage clinical trials by us or future strategic partners.
Successful development of our current and future product candidates is uncertain, and we may discontinue or reprioritize the development of any of our product candidates at any time, at our discretion.
Before advancing any of our product candidates into later stage development either alone or with a strategic partner, we must first conduct, at our own expense, extensive preclinical tests and early clinical trials to demonstrate the safety and potential efficacy of our product candidates in humans. Preclinical and clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. Additionally, the results from nonclinical testing or early clinical trials of a product candidate may not predict the results that will be obtained in subsequent human clinical trials of that product candidate. There is a high failure rate for drugs proceeding through clinical studies. For example, in September 2025, we announced the decision to discontinue the clinical development program of ZW171 based on completion of the planned cohorts of the dose escalation portion of the Phase 1 trial of ZW171 in patients with ovarian cancer and non-small cell lung cancer. After completing the planned dose escalation cohorts and establishing a maximum tolerated dose, we determined that further dose evaluation in the trial would be unlikely to support a benefit-risk profile consistent with the desired monotherapy target product profile. In addition, management may elect to discontinue development of certain product candidates to accommodate a shift in corporate strategy, despite positive clinical results. Based on our operating results and business strategy, among other factors, we may discontinue the development of any of our product candidates under development or reprioritize our focus on other product candidates at any time and at our discretion.
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
We may not be able to develop product candidates that are safe and effective. Although we expect that our therapeutic platforms will allow us to develop further product candidates, they may not prove to be successful at doing so. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including due to being shown to have harmful side effects or other characteristics that indicate that they are unlikely to receive marketing approval and achieve market acceptance. If we do not continue to successfully develop product candidates, we will face difficulty in obtaining product revenue or in securing additional partnerships and generating additional milestone and royalty revenues in future periods, which could result in significant harm to our financial position and adversely affect our stock price.
Our product candidates, including partnered product candidates, are still in preclinical or clinical development. If we or our strategic partners do not obtain regulatory approval of our product candidates, or experience significant delays in doing so, our business will be materially adversely affected.
Receipt of regulatory approval and commercialization of any approved product candidates depends on many factors, including:
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
Many of these factors are wholly or partially beyond our or our strategic partners’ control, including clinical advancement, the regulatory submission process and changes in the competitive landscape. If our product candidates do not achieve one or more of these factors in a timely manner, we or our strategic partners could experience significant delays or an inability to develop the product candidates, which could adversely affect our results of operations. Excluding zanidatamab, which has been licensed to our strategic partners for commercialization and further regulatory approvals, our other product candidates are in preclinical or clinical development, and neither we nor our strategic partners have submitted any marketing application, or received marketing approval, for the other product candidates in our portfolio, and such product candidates may never be able to achieve such regulatory approval. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved.
Our business may become subject to economic, political, regulatory and other risks associated with international operations.
Economic downturns, a volatile business environment, or large-scale unpredictable market conditions, including a prolonged government shutdown or geopolitical events, may materially and adversely impact our business, financial condition and stock price, including making any necessary debt or equity financing more difficult, more costly and more dilutive, and reducing opportunities for additional partnering or strategic transactions.
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
•instability in the international geopolitical environment;
•sociopolitical instability in particular non-U.S. economies and markets;
•differing regulatory requirements for drug approvals in non-U.S. countries;
•potentially reduced protection for intellectual property rights;
•difficulties in compliance with non-U.S. laws and regulations;
•changes in U.S. or non-U.S. customs laws and regulations, tariffs and trade barriers, including any changes that nations may impose as a result of political tensions;
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, treatment of intellectual property, taxes, and other limitations on cross-border operations, including the provision of services and the exchange of data. The U.S. government has made and continues to make significant changes in U.S. trade policy and may continue to take actions that could negatively impact U.S. trade. For example, the President recently signed into law the National Defense Authorization Act of 2026, which includes Section 851 regarding “prohibition on contracting with certain biotechnology providers” (the “BIOSECURE Act”), which restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies (such as ours) from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern.
As another example, the U.S. Department of Justice’s Data Security Program places limitations on U.S. companies’ ability to enter into (and in some cases prohibits) certain contracts involving transfers of sensitive personal data to business partners located in China, or with other specified links to China and other designated countries. The rule further requires U.S. persons to obtain from certain foreign counterparties contractual commitments to refrain from engaging in subsequent transfers of sensitive personal data to entities located in China or with other specified links to China and other designated countries. This new rule will impact our ability to contract not just with Chinese companies but also with foreign entities in general, potentially requiring us to extract promises related to compliance with this new rule.

The United States has recently enacted significant new tariffs on many countries. For example, between April 2025 and February 2026, the U.S. government imposed global “reciprocal” tariffs affecting most U.S. trading partners and between February 2025 and February 2026 the U.S. government imposed additional “fentanyl-related” tariffs targeting goods from Canada, Mexico, and China. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action. Beginning February 24, 2026, the U.S. government implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing existing non-IEEPA tariff measures. For example, additional tariffs have been recently imposed under Section 232 and Section 301 tariff measures, and additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs as well. There has been ongoing action, discussion, negotiation, commentary and litigation regarding these and potential further changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions and global trade. Additionally, these developments could weaken the U.S. dollar against other currencies, which may adversely affect our business, including as a result of increased costs for goods and services denominated in other currencies. These effects may also negatively impact our strategic partners. Any of these factors could depress economic activity, restrict our access to third-party services, and disrupt the supply chain for our product candidates. For example, the early-stage clinical supplies for our internal pipeline are currently sourced from China, and while we are actively monitoring tariffs and evaluating other locations for future clinical product requirements, our mitigation efforts may not be successful, and our business may be adversely affected. We also run a portion of our global clinical studies and utilize clinical trial sites in non-U.S. locations; we cannot predict how these non-U.S. locations may be impacted by tariffs or a broader trade war. If we or our strategic partners are unable to obtain or use services from existing providers, source supplies of product candidates or approved drugs, or export or sell approved products at competitive prices, our business, liquidity, financial condition, and/or results of operations could be materially and adversely affected. The Department of Commerce has initiated an investigation into imports of pharmaceuticals and pharmaceutical products. If a threat is determined to exist, the current U.S. Presidential administration could impose new and/or additional pharmaceutical-specific tariffs or take other actions. While we cannot predict the outcome of this investigation, if additional tariffs are imposed, it could materially increase our costs and complicate our supply chain for the manufacture and importation of our product candidates.
Our business has been in the past and may in the future be adversely affected by public health outbreaks and pandemics.
Public health outbreaks and pandemics could cause us to experience disruptions that could significantly impact our current and planned clinical trials, preclinical research and other business activities, including operational challenges, difficulty in recruiting patients or staff, regulatory delays, supply chain disruptions and shortages, and other disruptions. Public health outbreaks, pandemics, and related disruptions could disrupt global financial markets, reduce our ability to access capital, negatively affect our liquidity, and increase financial market volatility, which could adversely impact the value of our common stock.
Risks Relating to Our Partnerships
We depend on our collaborative relationships with Jazz, BeOne and J&J to further develop and commercialize zanidatamab and other product candidates, and if our relationships are not successful or are terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab and other product candidates, which could have a material adverse effect on our business.
Under the terms of our May 2023 Amended and Restated License and Collaboration Agreement with Jazz (the “Amended Jazz Collaboration Agreement”), Jazz has development and commercialization rights for zanidatamab throughout the world, excluding certain territories already covered by our agreement with BeOne. We depend on Jazz to develop and commercialize zanidatamab in the territories covered by the Amended Jazz Collaboration Agreement, and the success or commercial viability of zanidatamab is largely beyond our control. Any future financial returns to us depend on achievement of regulatory and commercialization milestones, plus a share of any revenue from sales. Therefore, our success, and any associated financial returns to us and our investors, will depend in significant part on Jazz’s performance under the Amended Jazz Collaboration Agreement. We are subject to a number of additional specific risks associated with our dependence on our collaborative relationship with Jazz, including:
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
In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera related to the accelerated approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted. We depend on Jazz to provide certain information to us regarding the zanidatamab program, and any delay by Jazz in fulfilling its information-sharing obligations under the Amended Jazz Collaboration Agreement could impact our understanding of the status of the zanidatamab program and result in delays or inaccuracies in our disclosures. Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab or to add competitive agents to its portfolio could result in a decision to terminate the Amended Jazz Collaboration Agreement, and we may be responsible for paying any remaining costs of ongoing or future clinical trials or be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
In November 2018, we entered into a License and Collaboration Agreement with BeOne granting BeOne an exclusive license for the research, development, and commercialization of zanidatamab in Asia (excluding Japan, but including the People’s Republic of China, South Korea and other countries), Australia, and New Zealand. In November 2017, we entered into a collaboration and license agreement with J&J to research, develop and commercialize up to six bispecific antibodies generated through the use of our Azymetric and EFECT platforms, and in September 2025, we recognized a $25.0 million development milestone payment from J&J related to clinical progress of pasritamig entering into a Phase 3 trial in metastatic castration-resistant prostate cancer. We face similar risks with respect to our relationship with BeOne and J&J as we do with Jazz and will face similar risks with any future collaboration partners.
Our existing strategic partnerships are important to our business, and future strategic partnerships will likely also be important to us. If we are unable to maintain our strategic partnerships, or if these strategic partnerships are not successful, our business could be adversely affected.
A key aspect of our strategy is to pursue partnering and other strategic collaborations that enable us to transfer certain costs and risks related to later-stage development and/or commercialization to our strategic partners. If we successfully enter into these types of transactions, we expect to be able to enhance our capital efficiency by deploying resources that may have otherwise been spent on later-stage clinical development and/or commercialization across other areas of our business; however, we may not be able to identify suitable partners or enter into agreements on terms acceptable to us. Even if we are able to secure additional partnering arrangements, there can be no assurance that these arrangements will be successful, which could materially harm our business, financial condition and results of operations. If we elect to progress product candidates internally, our capabilities for later stage drug development and/or commercialization of product candidates, if approved, is limited. We have entered into strategic partnerships with other companies that we believe can provide later stage development and potentially commercialization capabilities, including our collaboration and license agreements with Jazz, BeOne, BMS, GSK, Daiichi Sankyo, J&J and Merck. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose risks, including:
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
•we may elect to enter into additional licensing or collaboration agreements to partner our product candidates in territories we currently retain, and in the event we grant exclusive rights to such strategic partners, we would be precluded from potential commercialization of our product candidates within the territories in which we have a partner; and
•strategic partners may not have the ability or the development capabilities to perform their obligations as expected, including as a result of the impact of a pandemic or epidemic on our strategic partners’ operations or business.
If our strategic partnerships do not result in the successful development and commercialization of product candidates or if one of our strategic partners terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under our strategic partnership agreements, our development or acquisition of our therapeutic platforms and product candidates could be delayed and we may need additional resources to develop or acquire product candidates and our therapeutic platforms.
We face significant competition in seeking new strategic partners.
We expect to collaborate with additional pharmaceutical and biotechnology companies for later-stage development and potential commercialization of our products candidates. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the strategic partner’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed strategic partner’s evaluation of a number of factors. These factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product candidate to patients, the potential of competing products, uncertainty regarding our ownership of technology, industry and market conditions generally, and whether alternative product candidates or technologies for similar indications may be more attractive than a collaboration with us. Strategic partnerships are complex and time-consuming to negotiate and document. In addition, there have been and may continue to be a significant number of business combinations among large pharmaceutical companies that have resulted in and may in the future result in a reduced number of potential strategic partners. In addition, as part of our recently adopted strategy, our expectation is that we will seek partnerships at an earlier stage to transfer certain risks and costs of later-stage development and/or commercialization to our strategic partners. As a result of this approach, we may have difficulty successfully partnering our pre-clinical or early clinical stage product candidates, as strategic partners often require additional proof of concept data before in-licensing a product candidate. Even if strategic partners are willing to in-license our pre-clinical or early clinical stage product candidates, the economic terms of any such agreements may be less favorable than if we continued clinical development on our own and sought to partner at a later time. We may have to curtail the development of a product candidate, reduce or delay one or more of our other development programs, or increase our expenditures and undertake development or commercialization activities at our own expense if we do not enter into agreements with suitable strategic partners. In such cases, we may need to obtain additional expertise and capital, which may not be available to us on acceptable terms or at all. If we fail to enter into strategic partnerships and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our therapeutic platforms, and our business may be materially and adversely affected.
Risks Relating to Development of Product Candidates
The outcome of clinical trials is inherently uncertain, and current and planned clinical trials may not satisfy the requirements of the FDA or comparable regulatory authorities outside the United States.
There is an extremely high rate of attrition from the failure of product candidates proceeding through preclinical studies and clinical trials. To obtain regulatory approval for commercial sales, we or our strategic partners will be required to demonstrate with substantial evidence, through well-controlled clinical trials, that the product candidates are safe and effective for use in a diverse population. These clinical trials involve significant expense and may produce negative or inconclusive results, and we or our strategic partners may decide, or regulators may require us or our strategic partners, to conduct additional clinical or preclinical testing. For example, if the FDA does not accept the data from any clinical trials conducted outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or halt development of any future product candidates. Moreover, there can be significant variability in safety or efficacy results between different preclinical studies and clinical trials of the same product candidate due to numerous factors, including changes in clinical trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the clinical trial protocols and the rate of dropout among clinical trial participants. Patients treated with a product candidate also may experience side effects or adverse events that are unrelated to the product candidate but may still impact the success of the clinical trial. The inclusion of patients with significant co-morbidities in clinical trials may result in adverse medical events, including deaths, due to underlying conditions or other therapies or medications that such patients may be using. Any of these events could prevent us or our strategic partners from obtaining regulatory approval or achieving or maintaining market acceptance and impair the ability to commercialize the product candidates. If we or our strategic partners develop a product candidate for which there are no commercially available diagnostic tests for identifying the appropriate patient population to ensure safe and effective use of such candidate, the FDA may require us or our strategic partners to develop a companion diagnostic plan in conjunction with clinical development and regulatory approval for a product candidate. Lack of a reliable commercially available companion diagnostic can introduce uncertainties in the regulatory process for our or our strategic partners’ product candidates. Success in preclinical studies or early-stage clinical trials does not guarantee that future clinical trials or registrational clinical trials will be successful, as product candidates in later-stage clinical trials may fail to demonstrate sufficient safety and efficacy to the satisfaction of the FDA and comparable regulatory authorities outside the United States, despite having progressed through preclinical studies and initial clinical trials. Product candidates that have shown promising results in early clinical trials may suffer significant setbacks in subsequent clinical trials or registrational clinical trials. Interim results of a clinical trial do not necessarily predict final results. Regulatory delays or rejections may occur for various reasons, including changes in regulatory policy.

If clinical trials for product candidates are prolonged, delayed or stopped, we may be unable to successfully partner our product candidates, or obtain regulatory approval and commercialize product candidates on a timely basis, or at all, which could require us to incur additional costs and delay our receipt of any product revenue.
The commencement or completion of ongoing or planned clinical trials could be substantially delayed, prevented or suspended by many factors, including:
•further discussions with the FDA or other regulatory agencies, or untimely or unfavorable feedback regarding the scope or design of our clinical trials, or any delay or failure to obtain approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
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
•delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or contract research organizations (“CROs”), the terms of which can be subject to extensive negotiation, may vary significantly among different sites or CROs and may need to be renegotiated in the event of changes in regulatory requirements;
•challenges or delays in recruiting and enrolling patients, or failure of patients to complete the clinical trial or be lost to follow-up;
•unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths, or failure to demonstrate a benefit from using a product candidate;
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
•the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial; and
•third-party contractors becoming debarred or suspended or otherwise penalized by the FDA or non-U.S. health authorities for violations of applicable regulatory requirements.
Termination or delays in completing any clinical trial of our product candidates will delay our ability to generate product revenue, whether through partnering or otherwise, increase our costs, slow down product development, and jeopardize our ability to generate revenue. Even if trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or non-U.S. health authorities will interpret the results as we or our strategic partners do, and more trials could be required before we or our strategic partners submit the product candidates for approval. We cannot guarantee that the FDA or non-U.S. health authorities will view any of the product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we or our strategic partners may receive unexpected or unfavorable feedback from the FDA or non-U.S. health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. If the results of the trials are not satisfactory to the FDA or non-U.S. health authorities for support of a marketing application, approval of the product candidates may be significantly delayed, or we or our strategic partners may be required to expend significant additional resources, which may not be available, to conduct additional trials in support of potential approval of the product candidates. Any failure or significant delay in commencing or completing clinical trials could adversely affect our or our strategic partners’ ability to obtain regulatory approval and negatively impact our expected product or royalty and milestone revenue. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature a product candidate may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we or our strategic partners complete clinical testing and receive approval of any regulatory filing for product candidates, the FDA or non-U.S. health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. Moreover, even if regulatory approval is obtained for an indication, there is no guarantee that additional indications will be approved, which could materially limit the commercial potential of any approved product. For example, while Jazz intends to seek approval of zanidatamab in additional indications, we cannot be certain that such approvals will be obtained. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted.
If we, or any of our strategic partners, are unable to enroll patients in clinical trials, we will be unable to complete these trials on a timely basis or at all.
Factors affecting enrollment in clinical trials include the size and nature of the patient population, the proximity of subjects to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, ability to obtain and maintain patient consents, risk that enrolled subjects will drop out before completion, competing clinical trials, and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. These factors impacting enrollment can be further complicated for trials involving product candidates for the treatment of rare diseases, which have limited pools of patients from which to draw for clinical testing. If we, or any of our strategic partners that perform clinical tests for our product candidates, are unable to enroll a sufficient number of patients to complete clinical testing, we or our strategic partners will be unable to gain marketing approval for such product candidates and our business will be harmed. Additionally, projections of addressable patient populations that may benefit from treatment with our product candidates, including our partnered product candidates, are based on estimates, which, if inaccurate, could materially impact our business.
The design or execution of clinical trials may not support regulatory approval.
The design or execution of a clinical trial can determine whether its results will support regulatory approval, and flaws in the design or execution of a clinical trial may not become apparent until the clinical trial is well advanced. In some instances, there can be significant variability in safety or efficacy results between different trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of the patient populations, adherence to the dosing regimen and other trial protocols and the rate of dropout among clinical trial participants. We cannot guarantee that any clinical trials we or our strategic partners may conduct will demonstrate efficacy and safety sufficient for regulatory approval. Further, the FDA and comparable non-U.S. regulatory authorities have substantial discretion in the approval process and in determining when or whether regulatory approval will be obtained for any product candidate. Such product candidates may not be approved even if they achieve their primary endpoints in any Phase 3 clinical trials or registration trials. The FDA or other non-U.S. regulatory authorities may disagree with the trial design and our or our strategic partners’ interpretation of data from preclinical studies and clinical trials. Regulatory authorities may change requirements for the approval of a product candidate after reviewing and providing comments or advice on a protocol for a pivotal Phase 3 clinical trial. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods. In addition, any of these authorities may approve a product candidate for fewer or more limited indications than requested or may grant approval contingent on the performance of costly post-marketing clinical trials. The FDA or other non-U.S. regulatory authorities may not approve the labeling claims that we or our strategic partners believe would be necessary or desirable for the successful commercialization of our product candidates.
Interim, preliminary or top-line data may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we or our strategic partners may publish interim, preliminary or top-line data from clinical trials. Interim data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Preliminary or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary or top-line data previously published. As a result, interim, preliminary and top-line data should be viewed with caution until the final data is available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our or our strategic partners’ reputation and business prospects. Moreover, preliminary, interim and top-line data are subject to the risk that one or more of the clinical outcomes may materially change as more patient data become available when patients mature on study, patient enrollment continues or as other ongoing or future clinical trials with a product candidate further develop. The information we or our strategic partners choose to publicly disclose regarding a particular study or clinical trial is based on more extensive information, and you or others may not agree with what we or our strategic partners determine is the material or otherwise appropriate information to include in the disclosure. Any information we or our strategic partners determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our or our strategic partners’ business.
The Fast Track and Breakthrough Therapy designations received for zanidatamab may not result in faster development, regulatory review or approval process.
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC. While the FDA granted accelerated approval for Ziihera for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, these Fast Track designations do not ensure that zanidatamab will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that zanidatamab will ultimately obtain regulatory approval for additional indications. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the zanidatamab clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC. Designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If a clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, the benefits associated with the Fast Track or Breakthrough Therapy designations may not be realized by us or our strategic partners. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures. Zanidatamab was granted Breakthrough Therapy designation from the CDE in China for treating patients with BTC who have failed prior systemic therapies. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. As with designation by the FDA, the Breakthrough Therapy designation by the CDE is not a guarantee that zanidatamab will experience a faster development regulatory review or approval process or that it will ultimately receive regulatory approval for additional indications.
Development of product candidates in combination with other therapies could expose us to additional risks.
We or our strategic partners may evaluate product candidates in combination with one or more other therapies that have not yet been approved for marketing by the FDA, EMA or comparable regulatory authorities. We or our strategic partners will not be able to market and sell any product candidate in combination with any such unapproved therapies that do not ultimately obtain marketing approval. If the FDA, EMA or other comparable regulatory authorities do not approve or revoke their approval of these other therapies, or if issues arise with the therapies we or our strategic partners choose to evaluate in combination with any other product candidate, we or our strategic partners may be unable to obtain approval of or successfully market such product candidates. Additionally, if the third-party providers of therapies or therapies in development with which zanidatamab or other product candidates are approved for use are unable to produce sufficient quantities for clinical trials or for commercialization of product candidates, or if the cost of combination therapies is prohibitive, our or our strategic partners’ development and commercialization efforts would be impaired, which would have an adverse effect on our business, financial condition, results of operations and growth prospects.
Disruptions at the FDA and other government agencies could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
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

Undesirable side effects from product candidates may delay or prevent marketing approval or, if approved, require withdrawal from the market, inclusion of safety warnings, or otherwise limit sales.
Unforeseen side effects from any product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. As product candidates are evaluated in clinical trials, the results of such clinical trials may show that the product candidates cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims. Even if we or our strategic partners believe that clinical trials and preclinical studies demonstrate the safety and efficacy of our product candidates, only the FDA and other comparable regulatory agencies may ultimately make such determination. If we, or partners or others later identify undesirable or unacceptable side effects caused by zanidatamab or other product candidates that receive marketing approval:
•regulatory authorities may require the approved product to be taken off the market;
•regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies, or impose a risk evaluation and mitigation strategy that includes restrictions and conditions on product distribution, prescribing and/or dispensing;
•regulatory authorities may require changes to the way the product is administered, additional clinical trials or revisions to the labeling of the product;
•regulatory authorities may place limitations on how a product may be promoted;
•sales of the product may decrease significantly;
•we or our strategic partners may be subject to litigation or product liability claims; and
•our or our strategic partners’ reputation may suffer.
Any of these events could prevent the achievement or maintenance of market acceptance of the affected product or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating revenues directly through sales or through partnering or otherwise.
Risks Relating to Receipt of Product Revenue and Royalty and Milestone Revenue
We face significant competition, and if any competitors develop and market products that are more effective, safer and/or less expensive than our product candidates, our ability to generate revenue will be negatively impacted.
The life sciences industry is highly competitive and subject to rapid and significant technological change. Competitors in the United States and internationally include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of these competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we and potentially our strategic partners do. Large pharmaceutical companies in particular have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we and potentially our strategic partners do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our or our strategic partners’ target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we and our strategic partners develop obsolete. As a result of these factors, competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing products in our and our strategic partners’ field before we do. Specifically, there are a large number of companies developing or marketing treatments for cancer and AIID, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using various antibody therapeutic platforms to address specific targets. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us and our strategic partners in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. The commercial opportunity for our product candidates could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we or our strategic partners may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly, which could result in our competitors establishing a strong market position before we or our partnered products are able to enter the market. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we or our strategic partners fail to stay at the forefront of technological change, we and our strategic partners may be unable to compete effectively. Technological advances or products developed by our competitors may render our or our strategic partners’ technologies or product candidates obsolete, less competitive or not economical. We expect that current and future product candidates will compete with biosimilar versions of already approved products, and even if additional product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them. The Biologics Price Competition and Innovation Act of 2009, which is included in the 2010 Patient Protection and Affordable Care Act (“PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
We or our strategic partners may be unable to obtain orphan drug exclusivity in specific indications for zanidatamab or for future product candidates. If our competitors are able to obtain orphan product exclusivity for their products in specific indications, we or our strategic partners may not be able to have competing partnered products approved in those indications by the applicable regulatory authority for a significant period of time.
The FDA granted Orphan Drug Designation to zanidatamab for the treatment of BTC and gastric cancer, including cancer of the gastroesophageal junction, the EMA granted Orphan Drug Designation to zanidatamab for the treatment of gastric cancer and BTC, and we or our strategic partners may seek Orphan Drug Designation for zanidatamab or other product candidates for additional indications in the future. Orphan Drug Designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. Generally, if a product candidate with an Orphan Drug Designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the “same drug,” as defined under the FDA orphan drug regulation, for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The European exclusivity period can be reduced to six years if a product no longer meets the criteria for Orphan Drug Designation or if the product is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition. The loss of Orphan Drug Designation could have a negative effect on the successful commercialization of our product candidates. Aside from the orphan drug exclusivity for zanidatamab, even if we or our strategic partners obtain orphan drug exclusivity for other product candidates that receive an Orphan Drug Designation in the future, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Further, in the United States, after an orphan drug is approved, the FDA can subsequently approve the “same drug” for the same condition submitted by a competitor if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. If we or our strategic partners are unable to manufacture sufficient supply of a product to meet the needs of patients, the FDA can withdraw orphan exclusive marketing rights or approve another marketing application for the “same drug” product before the expiration of the exclusivity period. Further, notwithstanding the court’s decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), in January 2023, the FDA published a notice in the Federal Register to clarify that while the FDA complied with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations.
Even if we or our strategic partners obtain FDA approval of any of our product candidates, we or they may never obtain approval or commercialize such product candidates outside of the United States, which would negatively impact our product or royalty and milestone revenue.
In order to market any products outside of the United States, we or our strategic partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Approval procedures vary among countries and can involve additional product testing and validation and additional administrative review periods.

Seeking non-U.S. regulatory approvals could result in significant delays, difficulties and costs and may require additional preclinical studies or clinical trials, which would be costly and time consuming and potentially disincentivize us or our strategic partners from seeking such non-U.S. approvals. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. If we or our strategic partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our products’ target market will be reduced, and our ability to earn product or royalty and milestone revenue will be harmed.
If zanidatamab or any current or future partnered product candidate that receives regulatory approval in the future does not achieve broad market acceptance among physicians, patients, the medical community and third-party payors, revenue generated from commercialization efforts will be materially and adversely impacted.
The commercial success of zanidatamab or any current or future product candidate will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance depends on a number of factors, including:
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
If zanidatamab or any current or future product candidate that is approved does not achieve an adequate level of acceptance by physicians, patients and the medical community, sales may be negatively affected and materially and adversely impact the revenues we receive whether through royalties or otherwise.
Current and future healthcare regulations and reimbursement decisions by third-party payors may have an adverse effect on pricing and market acceptance.
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. In most cases, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control after initial approval is granted. As a result, a product may receive regulatory approval in a particular country, but then be subject to price regulations that delay commercial launch of the product, negatively impacting the revenues generated from sales in that country and consequently negatively affecting our revenues through royalties or otherwise. In many countries, particularly those in the EU, prescription drug pricing and reimbursement is subject to governmental control. In countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, regulators may require a clinical trial that compares the cost-effectiveness of the product candidate under review to other available therapies. Successful commercialization of any products also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that can require provision to the payor of supporting scientific, clinical and cost-effectiveness data for the product under review. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be obtained. There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved. We expect pricing pressures in connection with the sale of any approved products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the current U.S. Presidential administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of the U.S. Department of Health and Human Services (“HHS”) to establish a mechanism through which U.S. patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry and our ability to recognize product or royalty and milestone revenues. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented related to drug pricing, drug supply chain and manufacturing in the United States. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Approved products might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products, and third-party payors’ reimbursement policies might adversely affect any future approved products profitability.
Even if our product candidates receive regulatory approval, we or our strategic partners will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense.
Any regulatory approvals that our product candidates receive may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. For example, in November 2024 the FDA granted accelerated approval for Ziihera for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, in May 2025, the NMPA in China granted conditional approval for zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC, and in July 2025, the European Commission granted conditional marketing authorization of Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. However, continued approval for these indications is contingent upon verification and description of clinical benefits in confirmatory trials. For any approved product, we and our strategic partners will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and good clinical practice (“GCP”), for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on manufacturing of the product, withdrawal of the product from the market, voluntary or mandatory recalls or imposition of civil or criminal penalties. It is unclear how our industry and our clinical programs will be impacted by pending legislation and new policies and regulations implemented under the current U.S. Presidential administration and the new FDA commissioner.
If any product liability lawsuits are successfully brought against us or any of our strategic partners, we may incur substantial liabilities and commercialization efforts of zanidatamab or any other approved products may need to be limited.
We and our strategic partners face an inherent risk of product liability lawsuits related to the testing of product candidates in seriously ill patients, and face an even greater risk as a result of commercialization of any approved product candidates. Product liability claims may be brought against us or our strategic partners by participants enrolled in clinical trials, patients, health care providers or others using, administering or selling any current or future approved products. If we cannot successfully defend ourselves against any such claims, we may incur substantial liabilities. Regardless of their merit or eventual outcome, liability claims may result in:
•decreased demand for any current or future approved products, product recalls or a change in the indications for which they may be used;
•injury to our and our strategic partners’ reputation;
•limitations placed on promotional activities;
•withdrawal of clinical trial participants, termination of clinical trial sites or entire trial programs;
•increased regulatory scrutiny;
•significant litigation costs and substantial monetary awards to, or costly settlement with, patients or other claimants;
•diversion of management and scientific resources from our business operations; and
•the inability to commercialize approved products.
We may need to have in place increased product liability coverage as we or our strategic partners begin the commercialization of any product candidates. Insurance coverage is becoming increasingly expensive, and we may be unable to maintain or obtain sufficient insurance at a reasonable cost to protect us against losses that could have a material adverse effect on our business. A successful product liability claim or series of claims brought against us, particularly if judgments exceed any insurance coverage we may have, could decrease our cash resources and adversely affect our business, financial condition and results of operations. Patients with cancer and other diseases we or our strategic partners may target are often already in severe and advanced stages of disease and have both known and unknown significant pre-existing and potentially life-threatening health risks. During the course of treatment, patients may suffer adverse events, including death, for reasons that may be related to zanidatamab or our or our strategic partners’ product candidates. Such events could subject us to costly litigation, require us to pay substantial amounts of money to injured patients, delay, negatively impact or end the opportunity to receive or maintain regulatory approval to market zanidatamab or other product candidates, or require suspension or abandonment of commercialization efforts. Even in circumstances in which we do not believe that an adverse event is related to zanidatamab or our or our strategic partners’ product candidate, the investigation into the circumstance may be time-consuming or inconclusive, and may result in reputational harm. These investigations may interrupt sales efforts, delay regulatory approval process in other countries, or impact and limit the type of regulatory approvals zanidatamab or product candidates receive or maintain. As a result of these factors, a product liability claim, even if successfully defended, could have a material adverse effect on our business, financial condition or results of operations.
If we, our strategic partners or any of our third-party manufacturers encounter manufacturing difficulties, supply of product candidates for clinical trials or any approved products for patients could be delayed or prevented.
Manufacturing difficulties and supply chain risks may delay or prevent the availability of product candidates for our and our strategic partners’ development efforts or, following receipt of marketing approval, for commercialization of approved products. The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and non-U.S. regulations. Prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we are evaluating steps to mitigate any impacts of new or increased tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. We and our third-party manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures relating to these laws comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials. In addition, manufacturing methods and formulation changes for product candidates advancing towards commercialization carry the risk that such product candidates may perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. While such changes are common and intended to help optimize processes and results during the development process, any of these changes could increase costs, cause delays and impact our or our strategic partners’ ability to commence product sales, affecting our product revenue or royalty and milestone revenue.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that at least over the short-term we will continue to incur losses. We have only one product approved for commercial sale, and, as of December 31, 2025, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2025, 2024 and 2023 were $81.1 million, $122.7 million and $118.7 million, respectively. As of December 31, 2025, our accumulated deficit was $953.2 million. Our revenue as of December 31, 2025 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. We anticipate that at least over the short-term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of December 31, 2025, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses as well as our ability to become net income positive will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners and the successful implementation of our recently announced strategy. Because of the numerous risks and uncertainties associated with pharmaceutical product development as well as our asset aggregation strategy, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Historically, we have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. Zanidatamab is the only product candidate developed with our therapeutic platforms that has received regulatory approval, and we and our strategic partners are still developing other product candidates. To become and remain profitable, we and our strategic partners must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing and acquiring product candidates, securing partnerships and either directly or through our strategic partners advancing through later stage clinical development, regulatory approval and the manufacturing, marketing and selling of those product candidates that obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales, royalties, milestones or otherwise that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations.
We may require additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We are focused on the development of our early-stage product candidates, acquisition of additional early-stage assets and general discovery efforts. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We intend to evaluate various partnering, collaboration and other strategic transactions that may enable us to raise additional funding or transfer certain costs and risks related to later-stage development and/or commercialization to our strategic partners. If we successfully enter into these types of transactions, we expect to be able to enhance our capital efficiency by deploying resources that may have otherwise been spent on later-stage clinical development across other areas of our business; however, we may not be able to identify suitable partners or enter into agreements on terms acceptable to us. Even if we are able to secure additional strategic arrangements, there can be no assurance that these arrangements will be successful, which could materially harm our business, financial conditions and results of operations. For example, if we raise additional funds through borrowings, we may be obligated to repay the principal and interest of the loan from certain of our royalty payments and/or use our royalties as collateral for such borrowings, which may subject us to covenants that restrict our activities or other unfavorable terms and conditions. Our future funding requirements will depend on many factors, including:
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
Until we can generate a sufficient amount of revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs primarily through a combination of public and private equity offerings, debt financings, asset monetization, strategic partnerships and grant funding.
The terms of our loan agreement impose certain restrictions on our activities, and failure by us or our subsidiaries to fulfill applicable obligations under the loan agreement may cause the repayment obligations to accelerate.
Pursuant to the terms of the Sale Agreement and Loan Agreement with Royalty Pharma, we and our subsidiaries are restricted from taking certain actions with respect to the Jazz Collaboration Agreement and the Zanidatamab Agreement with BeOne (collectively, the “Covered Agreements”), including (i) entering into any contracts, or amending, modifying or waiving provisions of any contracts, relating to the royalties receivable under the Covered Agreements that would undermine the Royalty Interest or reasonably be expected to result in a material adverse effect, (ii) taking actions that would, or would give the right to an applicable counterparty to, terminate a Covered Agreement or certain material in-license agreements covering Ziihera, or amending, modifying, waiving any provision, providing any consent or taking any action under any Covered Agreement that would reduce any Royalty Interest payments or reasonably be expected to result in a material adverse effect, without the prior written consent of the Subsidiary and Royalty Pharma, (iii) selling, transferring, disposing of or encumbering its interests in applicable Ziihera-specific intellectual property, Ziihera, a Covered Agreement or certain material in-license agreements covering Ziihera, or entering into monetization or similar transactions with respect to Zymeworks BC’s retained royalty interests under any Covered Agreement, except, in each case, without certain assumption and other arrangements protective to Royalty Pharma’s interests, and (iv) permitting Covered Agreement counterparties to acquire more than 50% of Zymeworks BC’s retained royalty interests under any Covered Agreement without certain assumption and other arrangements protective to Royalty Pharma’s interests, in addition to being subject to other customary covenants. Additionally, under the Loan Agreement, if certain events of default occur, including the termination of a Covered Agreement or a change of control of us as well as other customary events of default, Royalty Pharma may terminate the Loan Agreement and demand immediate payment of an amount equal to the outstanding principal amount of the loan plus all applicable fees, premiums and accrued and unpaid interest thereon and exercise all rights and remedies available under or pursuant to the Loan Agreement. For additional information regarding this arrangement, see the section titled “Liquidity and Capital Resources” under Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
If we or our subsidiaries are unable to comply with the covenants or other obligations under the Sale Agreement and the Loan Agreement, or if an event of default were to occur and our loan becomes accelerated, we could be required to prepay the entire loan or lose control over assets or rights held by the Subsidiary and provided as collateral to Royalty Pharma. While the loan is non-recourse against us or Zymeworks BC, a failure to comply with the covenants or other obligations under the Sale Agreement and the Loan Agreement, including an event of default, could cause our business, financial condition, results of operations and reputation to be materially harmed.
Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish substantial rights.
Raising additional funds through partnerships, collaborations, strategic alliances, or licensing arrangements with third parties, may require us to relinquish valuable rights to our technologies, product candidates, or future revenue streams, or grant licenses on terms that are not favorable to us. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interest will be diluted, and the terms of these new securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. For example, in August 2024, we entered into the Cowen Sales Agreement with TD Cowen as sales agent to sell shares of our common stock from time to time through an “at-the-market” equity offering program, subject to a maximum aggregate dollar amount registered pursuant to a prospectus supplement. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions. Debt financing, if available at all, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures, repurchasing our common stock, or declaring dividends. We cannot assure that we will be able to obtain additional funding if and when necessary. If we are unable to obtain adequate financing on a timely basis, we could be required to delay, scale back or eliminate one or more of our development programs or otherwise scale back our operations.
Risks Related to Our Dependence on Third Parties
We rely on third-party manufacturers to produce our product candidates and on other third parties to provide supplies and store, monitor and transport bulk drug substance and drug product. We and our strategic partners may encounter difficulties with respect to these activities that could delay or impair our or our strategic partners’ ability to initiate or complete our clinical trials or commercialize products.
We do not currently own or operate any manufacturing facilities. We work with multiple third-party contract manufacturers to produce sufficient quantities of materials required for the manufacture of our product candidates for preclinical testing and clinical trials, in compliance with applicable regulatory and quality standards. If we are unable to arrange for such third-party manufacturing sources, or fail to do so on commercially reasonable terms, we may not be able to successfully produce sufficient supply of product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business. The manufacture of biopharmaceutical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. The process of manufacturing our product candidates is susceptible to product loss due to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, inconsistency in yields, variability in product characteristics and difficulties in scaling the production process. Even minor deviations from normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product candidates or in the third-party manufacturing facilities in which our product candidates are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. All of our engineered antibodies are manufactured in accordance with cGMP by utilizing cells that are stored in a cell bank. We have one master cell bank and one working cell bank for zanidatamab and one master cell bank for each of ZW191, ZW209, ZW220 and ZW251. Should any cell bank be lost in a catastrophic event, it is possible that we could lose part of a cell bank and have our manufacturing potentially impacted by the need to replace the cell bank. Any adverse developments affecting manufacturing operations for our product candidates, if any are approved, may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts or seek more costly manufacturing alternatives. Furthermore, reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including reliance on the third party for regulatory compliance and quality control and assurance, volume production, the possibility of breach of the manufacturing agreement by the third party because of factors beyond our control (including a failure to manufacture our product candidates in accordance with our product specifications) and the possibility of termination or nonrenewal of the agreement by the third party at a time that is costly or damaging to us. In addition, the FDA, EMA and other regulatory authorities require that our product candidates be manufactured according to cGMP and similar non-U.S. standards. Pharmaceutical manufacturers and their subcontractors are required to register their facilities or products manufactured at the time of submission of the marketing application and then annually thereafter with the FDA and certain state and non-U.S. agencies. They are also subject to periodic unannounced inspections by the FDA, state and other non-U.S. authorities. Any subsequent discovery of problems with a product, or a manufacturing or laboratory facility used by us or our strategic partners, may result in restrictions on the product or on the manufacturing or laboratory facility, including marketed product recall, suspension of manufacturing, product seizure, or a voluntary withdrawal of the drug from the market. We may have little to no control regarding the occurrence of third-party manufacturer incidents. Any failure by our third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in development of any of our or our strategic partners’ product candidates. In addition to third-party manufacturers, we rely on other third parties to store, monitor and transport bulk drug substance and drug product. If we are unable to arrange for such third-party sources, or fail to do so on commercially reasonable terms, we may not be able to successfully supply sufficient product candidate or we may be delayed in doing so. Such failure or substantial delay could materially harm our business.

We and our strategic partners rely on third parties to monitor, support, conduct and oversee clinical trials of product candidates and, in some cases, to maintain regulatory files for those product candidates. Our product candidates may not receive regulatory approval or be successfully commercialized if we or our strategic partners are not able to maintain or secure agreements with such third parties on acceptable terms, if these third parties do not perform their services as required, or if these third parties fail to timely transfer any regulatory information held by them to us.
We and our strategic partners rely on entities outside of our or their control, which may include academic institutions, CROs, hospitals, clinics and other third-party strategic partners, to monitor, support, conduct and oversee preclinical studies and clinical trials of our or our strategic partners’ current and future product candidates. If we or our strategic partners are unable to maintain or enter into agreements with these third parties on acceptable terms, or if any such engagement is terminated prematurely, we or our strategic partners may be unable to enroll patients on a timely basis or otherwise conduct our trials in the manner anticipated. In addition, there is no guarantee that these third parties will devote adequate time and resources to our or our strategic partners’ studies or perform as required by contract or in accordance with regulatory requirements, including maintenance of clinical trial information regarding the product candidates. These third parties, in turn, may face their own constraints in obtaining the resources and personnel needed to perform the work for which they are engaged. If these third parties fail to meet expected deadlines, fail to transfer any regulatory information in a timely manner, fail to adhere to protocols or fail to act in accordance with regulatory requirements or contractual obligations, or if they otherwise perform in a substandard manner or in a way that compromises the quality or accuracy of their activities or the data they obtain, then clinical trials of our or our strategic partners’ product candidates may be extended or delayed with additional costs incurred, or data from the clinical trials may be rejected by the FDA, EMA or other regulatory agencies. Ultimately, we and our strategic partners are responsible for ensuring that each of our clinical trials is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and reliance on third parties does not relieve us or our strategic partners of regulatory responsibilities. We, our strategic partners and our CROs are required to comply with GCP regulations and guidelines enforced by the FDA, the competent authorities of the member states of the EU and comparable non-U.S. regulatory authorities for products in clinical development. Regulatory authorities enforce these GCP regulations through periodic inspections of clinical trial sponsors, principal investigators and clinical trial sites. If we, our strategic partners or any of our CROs fail to comply with applicable GCP regulations, the clinical data generated in the clinical trials may be deemed unreliable and submission of marketing applications may be delayed or the FDA may require us or our strategic partners to perform additional clinical trials before approving marketing applications. Upon inspection, the FDA could determine that any of our or our strategic partners’ clinical trials fail or have failed to comply with applicable GCP regulations. Moreover, our business may be implicated if any of our or our strategic partners’ CROs violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws. If any of our or our strategic partners’ clinical trial sites terminate for any reason, we may experience the loss of follow-up information on patients enrolled in the ongoing clinical trials unless we or our strategic partners are able to transfer the care of those patients to another qualified clinical trial site. If our or our strategic partners’ relationship with any CRO is terminated, we or our strategic partners, as applicable, may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. Switching or adding CROs or other suppliers can involve substantial cost and require extensive management time and focus, and there is a natural transition period when a new CRO or supplier commences work. As a result, delays may occur, which can materially impact the ability to meet desired clinical development timelines. If we or our strategic partners are required to seek alternative supply arrangements, the resulting delays and potential inability to find a suitable replacement could materially and adversely impact our business or our product or royalty and milestone revenue.
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
Risks Related to Our Intellectual Property
Our success depends significantly on our ability to operate without infringing the patents and other proprietary rights of third parties.
Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Other entities may have or obtain patents or proprietary rights that could limit our and our strategic partners’ ability to make, use, sell, offer for sale or import our future approved products or impair our competitive position. For example, certain patents and patent applications held by third parties cover Fab and Fc region engineering methods for bispecific antibodies, and antibodies having mutations in Fab heavy and light chain regions and Fc regions to generate correctly paired bispecific antibodies. In addition, we are aware of certain third-party patents and patent applications that generally encompass topoisomerase 1 inhibitors. If our or our strategic partners’ product candidates or products are covered by any claims of these patents or patents that may issue from these applications, and if licenses for them are not available on commercially reasonable terms or at all, we or our strategic partners are unable to invalidate or render unenforceable those patents, or we or our strategic partners are unable to reengineer such product candidates or products, our business could be materially harmed. There is no assurance that there are not third-party patents or patent applications of which we are aware, but which we do not believe are relevant to our business, which may, nonetheless, ultimately be found to limit our or our strategic partners’ ability to make, use, sell, offer for sale or import future approved products or impair our and our strategic partners’ competitive position. Patents that we may ultimately be found to infringe could be issued to third parties. Third parties may have or obtain valid and enforceable patents or proprietary rights that could block us and our strategic partners from developing product candidates using our technology. Our failure to obtain a license to any patent covering any technology that we or our strategic partners require may materially harm our business, financial condition and results of operations. Moreover, our failure to maintain a license to any patent covering any technology that we or our strategic partners require may also materially harm our business, financial condition and results of operations. Furthermore, we would be exposed to a threat of litigation. In the pharmaceutical industry, significant litigation and other proceedings regarding patents, patent applications, trademarks and other intellectual property rights are commonplace. Any such lawsuits and proceedings could be costly and could affect our results of operations and divert the attention of our management and scientific personnel. Some of our competitors may be able to sustain the cost of such litigation and proceedings more effectively than we can because of their substantially greater resources. There is a risk that a court would decide that we or our strategic partners are infringing a third party’s patents and would order us or our strategic partners to stop the activities or stop the manufacture, use, or sale of any product covered by the patents. In that event, we or our strategic partners may not have a viable alternative to the technology protected by the patent and may need to halt work on the affected product candidate or cease commercialization of an approved product. In addition, there is a risk that a court would order us or our strategic partners to pay third-party damages or some other monetary award, depending upon the jurisdiction. An adverse outcome in any litigation or other proceeding could subject us to significant liabilities to third parties, potentially including treble damages and attorneys’ fees if we are found to have willfully infringed, and we may be required to cease using the technology at issue or to license the technology from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all. Any of these outcomes could have a material adverse effect on our business.
If we are unable to obtain, maintain and enforce patent and trade secret protection for our product candidates and related technology, our business could be materially harmed.
Our strategy depends on our ability to identify and seek patent protection for our discoveries. This process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner or in all jurisdictions where protection may be commercially advantageous. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology that we have licensed from third parties. Therefore, our owned or in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future product candidates in the United States or in other countries. Moreover, the patent position of biopharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has been the subject of much litigation. The issuance of a patent does not ensure that it is valid or enforceable. Third parties may challenge the validity, enforceability or scope of our issued patents, and such patents may be narrowed, invalidated, circumvented, or deemed unenforceable. In addition, changes in law may introduce uncertainty in the enforceability or scope of patents owned by biotechnology companies. If our patents are narrowed, invalidated or held unenforceable, third parties may be able to commercialize our technology or products and compete directly with us and our strategic partners without payment to us. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found, and such prior art could potentially invalidate one or more of our patents or prevent a patent from issuing from one or more of our pending patent applications. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Additionally, recent reforms and changes at U.S. government agencies and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the U.S. Patent and Trademark Office (“USPTO”) and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications and our ability to timely and adequately maintain, enforce, or defend our issued patents. Furthermore, even if our patents are unchallenged, they may not adequately protect our intellectual property, provide exclusivity for our product candidates, prevent others from designing around our claims or provide us with a competitive advantage. The legal systems of certain countries do not favor the aggressive enforcement of patents, and the laws of other countries may not allow us to protect our inventions with patents to the same extent as U.S. law. Because patent applications in the United States and many other jurisdictions are typically not published until 18 months after filing, or in some cases not at all, and because publications of discoveries in scientific literature lag behind actual discoveries, we cannot be certain that we were the first to make the inventions claimed in our issued patents or pending patent applications, or that we were the first to file for protection of the inventions set forth in our patents or patent applications. As a result, we may not be able to obtain or maintain protection for certain inventions. Therefore, the issuance, validity, enforceability, scope and commercial value of our patents in the United States and in other countries cannot be predicted with certainty and, as a result, any patents that we own or license may not provide sufficient protection against competitors. We may not be able to obtain or maintain patent protection from our pending patent applications, from those we may file in the future, or from those we may license from third parties. Moreover, even if we are able to obtain patent protection, such patent protection may be of insufficient scope to achieve our business objectives. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own patented product and practicing our own patented technology.
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
•we may obtain patents for certain compounds many years before we or our strategic partners obtain marketing approval for products containing such compounds, and because patents have a limited life, which may begin to run prior to the commercial sale of the related product, the commercial value of our patents may be limited;
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
Third parties may seek to market biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our and our strategic partners’ business objectives. After they have issued, our patents and any patents that we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our or our partnered product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our or our strategic partners’ competitive business position, and adversely affect our revenues. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
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
Patent terms may be inadequate to protect our competitive position on our or our partnered products or product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our or our partnered products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including biosimilars.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us or our strategic partners with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, judicial decisions in the United States raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.
If we do not obtain protection under the Hatch-Waxman Amendments and similar legislation in other countries for extending the term of patents covering each of our or our partnered products or product candidates, our business may be materially harmed.
Depending upon the timing, duration and conditions of FDA marketing approval of our or our partnered product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process, subject to the limitation that the total remaining patent term after approval cannot exceed 14 years. However, we may not receive an extension if we or our strategic partners fail to apply within applicable deadlines, fail to apply prior to expiration of relevant patents or otherwise fail to satisfy applicable requirements. Moreover, the length of the extension could be less than we or our strategic partners request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner. As a result, our revenue from applicable products could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.
If we are unable to protect the confidentiality of our proprietary information, the value of our technology and products could be adversely affected.
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. For example, we treat our confidential and proprietary computational technologies, including unpatented know-how and other proprietary information, as trade secrets. We enter into confidentiality agreements with our employees, consultants, strategic partners and others upon the commencement of their relationships with us. These agreements provide that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to, or houses or hosts, our trade secrets or proprietary information or that has been involved in the development of intellectual property. Further, despite such agreements, such inventions or confidential information may become disclosed or assigned to third parties. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in such technology or know-how or in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, that individual’s assignee, or a third party. Such assignment or license may not be available on commercially reasonable terms or at all. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems and cloud storage sources, but such security measures may be breached, including through cyber-hacking or cyberattacks, and we may not have adequate remedies for any breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced and our business and competitive position could be harmed. Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information. As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously or concurrently employed at research institutions and/or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Such trade secrets or other proprietary information could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. In July 2025, the FDA announced its intent to increase transparency by publicly releasing portions of Complete Response Letters (“CRLs”) issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how such disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls (“CMC”) data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our or our strategic partners’ product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of generics and biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.
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
Patent protection and patent prosecution for some of our or our partnered product candidates may be dependent on, and the ability to assert patents and defend them against claims of invalidity may be maintained by, third parties.
There may be times when certain patents that relate to our or our partnered product candidates or any approved products are controlled by our licensees or licensors. Although we may, under such arrangements, have rights to consult with our strategic partners on actions taken as well as back-up rights of prosecution and enforcement, we have in the past and may in the future relinquish rights to prosecute and maintain patents and patent applications within our portfolio as well as the ability to assert such patents against infringers. If any current or future licensee or licensor with rights to prosecute, assert or defend patents related to our product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, or if patents covering any of our product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner that adversely affects such coverage, our and our strategic partners’ ability to develop and commercialize any such product candidate may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.
Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing our ability to protect our products.
The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of our intellectual property. We cannot predict the breadth of claims that may be allowed or found to be enforceable in our patents, in our strategic partners’ patents or in third-party patents. U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this has created uncertainty with respect to the validity, scope and value of patents, once obtained. In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”), was signed into law. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a “first-to-file” system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or files a patent application in the USPTO after March 16, 2013, but before us, could be awarded a patent covering a given invention, even if we had made the invention before it was made by the third party. This requires us to be cognizant of the time from invention to filing of a patent application. Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in non-U.S. jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken our and our licensors’ ability to obtain new patents or to enforce existing patents we and our licensors or strategic partners may obtain in the future. For example, the U.S. Supreme Court held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. As such, any of our patent rights with functional claims may be vulnerable to third-party challenges seeking to invalidate these claims for lacking enablement or adequate support in the specification.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. As a result, we periodically review our patents and patent applications in light of our objectives and products to determine whether to continue prosecution and maintenance or to allow certain patents or patent applications to lapse. In addition, the laws of some countries do not protect intellectual property rights to the same extent as U.S. law. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our current or future products, if any, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. U.S. Supreme Court cases have narrowed the scope of what is considered patentable subject matter, for example, in the areas of software and diagnostic methods involving the association between treatment outcome and biomarkers. This could impact our ability to patent certain aspects of our technology in the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in jurisdictions other than the United States. The legal systems of certain countries do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in non-U.S. jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license. The requirements for patentability may differ in certain countries, which may make it more difficult for us to obtain sufficient claim scope to protect our products in those jurisdictions. India, certain countries in Europe and developing countries, including China, have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In those countries, we and our licensors may have limited remedies if patents are infringed or if we or our licensors are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we own or license. Geo-political actions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors or licensees and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors or licensees. For example, in March 2025, the Chinese government issued regulations for implementation of the 2021 Anti-Foreign Sanctions Act. These regulations expand the Chinese government’s ability to seize certain assets, including intellectual property, of foreign entities in response to foreign sanctions, including those by the United States. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected. In addition, the complexity and uncertainty of European patent laws have increased in recent years. In Europe, a new unitary patent system was introduced in June 2023, which will significantly impact European patents, including those granted before the introduction of this system. Under the unitary patent system, European applications have the option, upon grant of a patent, of becoming a Unitary Patent which is subject to the jurisdiction of the Unitary Patent Court (the “UPC”). As the UPC is a new court system, there is no precedent for the court, increasing the uncertainty of any litigation. Patents granted before the implementation of the UPC have the option of opting out of the jurisdiction of the UPC and remaining as national patents in the UPC countries. Patents that remain under the jurisdiction of the UPC are potentially vulnerable to a single UPC-based revocation challenge that, if successful, could invalidate the patent in all countries who are signatories to the UPC. We cannot predict with certainty the long-term effects of any potential changes.
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
Healthcare providers, physicians and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of zanidatamab and any product candidates for which we or our strategic partners obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, third-party payors, and other entities may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, including the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we conduct clinical research on product candidates. We may also be subject to transparency laws, such as the Sunshine Act, and federal and state privacy laws, as well as comparable or similar state and non-U.S. laws and regulations. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. Any failure or perceived failure by us to comply with such laws, regulations, or case law may result in governmental investigations or enforcement actions, litigation, claims and other proceedings, harm our reputation, and could result in significant liability as well as exclusion from participation in government healthcare programs such as Medicare and Medicaid. If any of the physicians or other providers or entities with whom we expect to do business, including our strategic partners, is found not to be in compliance with applicable laws, it may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also materially affect our business.
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
We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the U.S. Foreign Corrupt Practices Act of 1977, as amended, the U.S. domestic bribery statute contained in 18 U.S.C. §201, the U.S. Travel Act, the USA PATRIOT Act, the UK Bribery Act 2010, the Proceeds of Crime Act 2002, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other partners from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector. We currently engage third parties for clinical trials outside of the United States and we may in the future engage third parties to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We may have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other partners, even if we do not explicitly authorize or have actual knowledge of such activities. Any violation of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, loss of export or import privileges, debarment, tax reassessments, litigation, reputational harm, and other consequences. Our failure, or that of our third-party manufacturers, to comply with applicable regulations could require replacing current third parties and result in supply delays, clinical holds, sanctions such as fines, injunctions, civil penalties, suspension or withdrawal of approvals, license revocations, seizures or recalls, operating restrictions, or criminal prosecutions, any of which could significantly and adversely affect supplies of our medicines and harm our business, financial condition, results of operations and growth prospects.
Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.
We and our service providers, including CROs, collect, store and otherwise process petabytes of sensitive data, including legally protected health information, personal information, intellectual property and proprietary business information owned or controlled by ourselves or our strategic partners. We face four primary risks relative to protecting this critical information: loss of access risk, inappropriate disclosure risk, inappropriate modification risk, and the risk of being unable to adequately monitor our controls over the first three risks. Although we take measures designed to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and those that our CROs and other third-party service providers may use, have in the past been subject to, and may be vulnerable to, cyber-attacks, malicious code, outages, or other security incidents, including those caused by inadvertent or intentional actions by employees, contractors, business partners, or other third parties. Any such incident or other matter could compromise systems and networks used in our business and lead to operational outages, interruptions, and unauthorized access to or loss of our data (including trade secrets or other confidential information, intellectual property, proprietary business information, and personal information) or data that is maintained or otherwise processed on our behalf, or other assets, which could result in financial, legal, business and reputational harm to us. Any such event, or the perception that such an event has occurred, could result in legal claims, demands and litigation or governmental investigations or other proceedings, liability under laws and regulations, including those that protect the privacy of personal information, such as the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and regulatory penalties and other liabilities. Despite our efforts to improve security measures, our systems or those of our third-party service providers may still be vulnerable to security breaches, incidents, outages, interruptions, compromises, or vulnerabilities. We expect to continue to incur additional expenses on such matters, whether in response to actual or perceived security breaches or incidents, compromises, outages, interruptions, vulnerabilities or otherwise. Any loss, destruction, alteration, disclosure or dissemination of, or prevention of access, damage or unauthorized access to, our data or other data that is processed or maintained on our behalf could also disrupt our operations (including our ability to conduct our analyses, pay providers, conduct research and development activities, collect, process and prepare company financial information, provide information about any future products and manage the administrative aspects of our business) and damage our reputation, any of which could adversely affect our business. HIPAA imposes certain requirements relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Prosecutors increasingly are using HIPAA-related theories of liability against drug manufacturers and their agents and we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Furthermore, HIPAA regulations impose specific reporting requirements to regulators, individuals impacted by the breach, and, in some cases, the media. Issuing such notifications can be costly, time and resource intensive, and can generate significant negative publicity. In addition to HIPAA, other applicable data privacy and security obligations may require us to notify relevant stakeholders of any security breaches or incidents that result in the unauthorized disclosure of personal information. Such disclosures are costly, and the disclosures or the failure to comply with such requirements could lead to adverse impacts. The loss, corruption or unavailability of clinical trial data could delay our or our strategic partners’ regulatory approval efforts and significantly increase our costs to recover or reproduce the data, and we rely on third parties for the manufacture of our product candidates and to conduct clinical trials, so similar events relating to their computer systems or their collection, storage or processing of data could also have a material adverse effect on our business.
We are subject to stringent and changing obligations related to privacy and security. Our actual or perceived failure to comply with such obligations could lead to regulatory investigations or actions, litigation, fines and penalties, disruptions of our business operations, reputational harm and other adverse business consequences.
Various U.S. state laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals) may be more rigorous than, or impose additional requirements beyond those required by, HIPAA, and may increase our compliance obligations and costs. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the California Consumer Privacy Act (“CCPA”), which became effective in January 2020 and gives Californian consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance as well as a limited private right of action in connection with certain data breaches. Other privacy and security laws address specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. While exemptions to some of these laws may apply to portions of our business, these laws’ enactment and evolving interpretations may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future. We may also subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. For example, the European Economic Area (“EEA”), the UK and Switzerland have stringent privacy and data protection laws that impose significant compliance obligations. The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes numerous requirements, including high standards for consent, enhanced disclosures, strengthened individual rights, data breach notifications, limitations on retention and use, and additional obligations for third-party processors. The GDPR provides for fines of up to the greater of €20.0 million or 4% of total worldwide annual turnover, as well as other administrative penalties and also permits relief and recovery under national and local laws. The UK has implemented similar legislation, referred to as the UK GDPR, with comparable fines, and has enacted the UK Data (Use and Access) Act 2025 (“DUAA”), which introduced targeted amendments and increased compliance complexity. The European Commission has renewed the UK’s adequacy decision through December 2031 after assessing the DUAA. The GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland, and the UK, such as the United States. We are not certified under the EU-U.S. Data Privacy Framework, and instead rely on other data transfer tools such as the EU standard contractual clauses (“EU SCCs”) and the UK addendum to the EU SCCs to transfer personal information to third countries outside the EEA and the UK, taking into consideration related obligations. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such transfers. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. The interpretation of data transfer requirements, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, Switzerland, the UK, the United States, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results. The EU has enacted numerous laws and regulations addressing cybersecurity, including substantial revisions to its Network and Information Security directive that EU member states are required to reflect in national law, and requirements for hosting health data will vary by jurisdiction within EEA countries and the UK, and we may be or become subject to other national healthcare regulations or regulatory requirements. The interpretation and application of consumer, health-related and privacy, data protection and security laws in the United States, the EEA, Switzerland, the UK and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or non-U.S. laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President, Chief Executive Officer, and interim Chief Financial Officer, Mark Hollywood, our Chief Operating Officer, Paul A. Moore, our Chief Scientific Officer, Sabeen Mekan, our Chief Medical Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and strategic objectives and seriously harm our ability to successfully implement our business strategy. Retention and any future recruitment of qualified scientific, technical and clinical personnel, as well as recruitment and retention of personnel with experience in successfully identifying and executing business development transactions, including in-licensing and acquisition transactions, will also be critical to our success. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy, as well as helping us to identify strategic opportunities. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and partnering plans and strategies, we may need to modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of December 31, 2025, we had 264 full-time employees. As we advance our development and partnering plans and strategies in the future, we anticipate that we may need to modify our employee base. Such changes may impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any modification of our employee base. We may not be able to effectively manage a modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed organizational modifications, our expenses may be higher than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy.
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
Investors should consider an investment in our common stock as risky and invest only if they can withstand a significant loss and wide fluctuations in the market value of their investment. Investors may be unable to sell their common stock at or above the price they paid for such stock due to fluctuations in the market price of our common stock arising from changes in our operating performance or prospects. Factors that may cause the market price of our common stock to fluctuate include:
•results and timing of our or our strategic partners’ clinical trials and clinical trials of our competitors’ products;
•failure or discontinuation of any of our or our strategic partners’ development programs;

•the success of our strategic partnerships and our ability to enter into future partnerships;
•our ability to achieve milestones and receive associated milestone and royalty payments pursuant to the terms of our strategic partnerships;
•issues in manufacturing our or our partnered product candidates or future approved products;
•regulatory developments or enforcement in the United States and other countries with respect to our or our partnered product candidates or our competitors’ products;
•competition from existing products or new products or technologies that may emerge;
•developments or disputes concerning patents or other proprietary rights;
•announcements by us, our strategic partners or our competitors of significant acquisitions, strategic partnerships, joint ventures, or capital commitments;
•actions taken by industry or securities analysts that cover our company or common stock, including changes in estimates or recommendations, inaccurate or unfavorable research or a decision to drop coverage;
•general market fluctuations in the valuation of companies in the biotechnology industry or otherwise perceived by investors to be comparable to us;
•instances of stockholder activism, including unsolicited takeover proposals or proxy contests;
•public concern over our or our partnered product candidates or any future approved products;
•litigation;
•future sales of our common stock or the perception that such sales could occur;
•stock price and volume fluctuations attributable to inconsistent trading volume levels of our common stock;
•additions or departures of key personnel;
•our ability to execute on our key strategic priorities, including our recently adopted business strategy;
•changes in the structure of health care payment systems in the United States or other countries;
•failure of zanidatamab or our or our partnered product candidates, if approved, to achieve commercial success;
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
•purchases under our share repurchase program; and
•other factors that may be unanticipated or out of our control.
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
If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their stock without depressing the market price for the common stock or sell their common stock at or above the prices at which they acquired their common stock or sell their common stock at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling common stock and may impair our ability to acquire other companies or technologies by using our common stock as consideration. We may fail to meet the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”). If Nasdaq delists our shares of common stock from trading on its exchange, we could face significant material adverse consequences, including significant impairment of liquidity of our common stock, limited availability of market quotations, limited news and analyst coverage, and a loss of confidence of our strategic partners, employees and others.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 43.8% of our outstanding common stock as of December 31, 2025. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 31.7% of our outstanding common stock as of December 31, 2025. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
In November 2025, our board of directors approved the 2025 Repurchase Program, pursuant to which we are authorized to repurchase up to $125.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of December 31, 2025, we have repurchased 431,217 shares of our common stock under the 2025 Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our 2025 Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock. Our ability to make share repurchases will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase additional shares of stock, a reduction in the frequency of repurchases, or the completion of our 2025 Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price. The existence of our 2025 Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our 2025 Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Additionally, as part of our evolving business strategy, we intend to evaluate opportunities to return capital to our stockholders through additional potential share repurchases. However, there can be no assurance that implementation of our evolving business strategy will generate sufficient cash flows from royalties, milestones and other sources to enable such additional share repurchases and, as a result, our stockholders may not realize enhanced long-term stockholder value. Any use of our cash resources to repurchase our common stock will reduce the amount of cash we have available for investment in other parts of our business and we may not deploy our resources in a way that enhances stockholder value.

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
•Third-Party Risk Management: We use a risk‑based approach to identify, assess, and oversee cybersecurity threats associated with third parties, including vendors, service providers, external system users, and other organizations whose systems could impact our business. This oversight also includes outside auditors and consultants who may access or advise on our cybersecurity systems.
•Education and Awareness: We provide regular, mandatory training for all employees regarding cybersecurity threats as a means to equip our employees with tools to make employees aware of and to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes, and practices.
We, like any company operating in the current environment, have experienced cybersecurity incidents in the past. However, we have not experienced a cybersecurity event that was determined to be material. For additional information regarding whether any risks from cybersecurity threats are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, see Item 1A, “Risk Factors,” of this Annual Report on Form 10-K, including the risk factor titled “Security breaches and incidents, loss of data and other disruptions could compromise sensitive information related to our business or protected health information or prevent us from accessing critical information and expose us to liability, which could adversely affect our business and our reputation.”
Governance
Our board of directors, in coordination with the audit committee of our board of directors, oversees our risk management program, including the management of cybersecurity threats. Our board of directors and our audit committee receive prompt and timely information regarding cybersecurity risks, as well as ongoing updates regarding any such risk, from senior management.
Our Director of Information Technology, who has over 18 years’ experience with cybersecurity at public and private companies, in coordination with senior management, works collaboratively across our company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity program, a cross-functional team throughout our company addresses cybersecurity threats and responds to cybersecurity incidents. Through ongoing communications with this team, the Director of Information Technology and senior management are informed about and monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time and report such threats and incidents to the Audit Committee when appropriate.
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
Our primary U.S. office is located in Bellevue, Washington at 777 108th Avenue NE, Suite 1700, Bellevue, Washington, 98004. This lease will expire in July 2029.
We also have an office in Redwood City, California at 555 Twin Dolphin Drive, Suite 360, Redwood City, California, 94065. The lease for this location, which we entered into in November 2023, has an expiration date in August 2027, with one five-year extension option.
Our Ireland office is located in Dublin at Digital Office Centre - Dublin Airport, Office 104, Balheary Demense, Balheary Road, Swords, Dublin, Ireland. The original license to occupy this space, which we entered into in December 2022, had an original expiration date in November 2023, but automatically renewed until November 2024. In December 2024, we entered into a new license to occupy this space with a term that expired in November 2025, which automatically renews for subsequent 12-month terms unless we provide two months’ prior written notice that we do not want to renew.
Our Singapore office is located at #01-08 Science Park 1, 2 Science Park Drive, Singapore, 118222. The license to occupy this space, which we entered into in March 2023, has a term that expired in April 2025, which automatically renews for subsequent six-month periods unless we provide six months’ prior written notice that we do not want to renew.
In addition, a significant number of employees work remotely. Our executive officers and directors are located in several jurisdictions, including the United States, Canada, Ireland and the UK. Our personnel in the UK have access to a co-working space in the UK.
We believe that our existing facilities are adequate for our immediate and currently anticipated needs. We believe that, should it be needed, additional space can be leased to accommodate any future growth.
Item 3.    Legal Proceedings
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2025, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock, $0.00001 par value per share, is traded on Nasdaq under the symbol “ZYME.” Prior to December 16, 2022, our common stock was traded on the NYSE under the symbol “ZYME.”
Holders
As of February 26, 2026, we had 72 stockholders of record holding our common stock. A substantially greater number of holders of Zymeworks’ common stock are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.
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
Recent Sales of Unregistered Securities

Except as previously disclosed, we did not sell securities without registration under the Securities Act during the fiscal year ended December 31, 2025.
Issuer Repurchases of Equity Securities
On August 1, 2024, our board of directors authorized a stock repurchase program (“2024 Repurchase Program”), whereby we could repurchase up to $60.0 million of our outstanding common stock. As of October 31, 2024, we completed the initial $30.0 million of the 2024 Repurchase Program, consisting of the repurchase of 2,545,402 shares at an average price per share of $11.79 (exclusive of commission expense and estimated excise tax). As of November 10, 2025, we completed the remaining $30.0 million of the 2024 Repurchase Program, consisting of the repurchase of 1,856,907 shares at an average price per share of $16.15 (exclusive of commission expense and estimated excise tax).
On November 16, 2025, our board of directors authorized a new stock repurchase program (the “2025 Repurchase Program”), whereby we may repurchase up to $125.0 million of our outstanding common stock. As of December 31, 2025, we repurchased an aggregate of $11.2 million, consisting of 431,217 shares at an average price per share of $25.94 (exclusive of commission expense and estimated excise tax).

In the fourth quarter of 2025, shares of common stock purchased under the authorizations consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)

October 1, 2025 - October 31, 2025	410,735	17.16	410,735	7.3
November 1, 2025 - November 30, 2025	478,043	18.21	478,043	123.6
December 1, 2025 - December 31, 2025	371,013	26.25	371,013	113.8
	1,259,791	$20.24	1,259,791	$113.8
________________________
(1) Average price paid per share excludes commission expense and estimated excise tax.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and the Exchange Act. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. The discussion regarding our financial condition and results of operations for fiscal 2024 as compared to fiscal 2023 has been omitted from this Annual Report on Form 10-K and is incorporated by reference from our Annual Report on 10-K for the fiscal year ended December 31, 2024, filed with the SEC and with the securities commissions in all provinces and territories of Canada on March 5, 2025, under the section titled “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Overview

Zymeworks is a global biotechnology company managing a portfolio of licensed healthcare assets and developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat conditions, including cancer, inflammation, and autoimmune disease. We believe our asset and royalty aggregation strategy differentiates us from other biotechnology companies because it provides us with an opportunity to optimize future milestone and royalty cash flows and selectively invest in high quality assets while retaining the flexibility to return capital to stockholders.

We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and regulatory milestone payments relating to the regulatory approval of zanidatamab, we have not generated any revenue related to product approvals or the sale of approved products as of December 31, 2025, and, other than the anticipated receipt of additional royalties and potential regulatory milestone payments relating to future regulatory decisions and sales of zanidatamab, we do not expect to do so until such time as we or our strategic partners’ obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, and private placements including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to December 31, 2025, we received $1,026.3 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of December 31, 2025, we had $270.6 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of December 31, 2025, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Annual Report on Form 10-K is filed with the SEC.
We reported a net loss of $81.1 million for the year ended December 31, 2025, and through December 31, 2025, we had an accumulated deficit of $953.2 million. We expect to continue to incur operating losses in the near to medium term as we execute our strategic plan announced in 2025 (as discussed further in the section titled “Recent Developments” below), which emphasizes disciplined capital allocation, focused research and development investment, advancement of partnered programs, and active management of our royalty and asset portfolio. Our operating expense outlook reflects a multi-year planning framework designed to align spending with defined strategic priorities, including pipeline progression, technology platform advancement, and value-enhancing business development activities. We are prioritizing investments where we believe risk-adjusted returns are most attractive and expect operating expenses to be managed within this structured framework.

Recent Developments
Wholly-Owned Programs
In January 2026, we announced our R&D priorities for 2026 and beyond, including our intention to continue conducting Phase 1 clinical studies for ZW191 and ZW251 in 2026. Advancement of other ADC programs, including potential clinical development of ZW220, ZW327, and ZW418, will be contingent on the availability of partnerships, collaborations, and/or external funding. We also announced that beyond 2026, we expect to focus our ADVANCE research efforts on multispecific antibody and engineered-cytokine platforms, funded partially with early-stage partnerships and collaborations. INDs for multispecific programs, ZW209 and ZW1528, remain on track for submission in 2026. We anticipate that development of wholly-owned preclinical candidates from our multispecific antibody portfolio should provide for one planned IND filing per annum commencing in 2028.
Partnered Programs
Zanidatamab

In November 2025, together with our partners Jazz and BeOne, we announced positive topline results from the Phase 3 HERIZON-GEA-01 trial supporting Ziihera as the potential HER2-targeted agent-of-choice and new standard of care in first-line HER2+ locally advanced or metastatic GEA regardless of PD-L1 status. The full results were subsequently presented at the American Society of Clinical Oncology’s Gastrointestinal Cancers Symposium in January 2026, where:
•Ziihera plus tislelizumab and chemotherapy and Ziihera plus chemotherapy showed a clinically meaningful and statistically significant prolongation of progression-free survival (PFS) with approximately 35% reduction in the risk of disease progression or death versus trastuzumab and chemotherapy;
•Ziihera plus tislelizumab and chemotherapy demonstrated a statistically significant and clinically meaningful overall survival (OS) benefit with a median OS of more than two years (26.4 months); and
•At this first interim analysis, Ziihera plus chemotherapy showed a median OS of more than two years, with a strong trend toward statistical significance, favoring Ziihera plus chemotherapy versus trastuzumab plus chemotherapy. An additional planned OS interim analysis for Ziihera plus chemotherapy is currently expected in mid-2026.

Based on these data, our partner Jazz expects to complete the sBLA submission for zanidatamab in the first quarter of 2026 for the treatment of first-line HER2+ locally advanced or metastatic GEA under the real-time oncology review program in the United States where zanidatamab has been granted Breakthrough Therapy Designation for patients with HER2+ GEA. Jazz has also submitted these data for inclusion in the National Comprehensive Cancer Network Guidelines (NCCN Guidelines). Upon regulatory review, Jazz expects a potential commercial launch for zanidatamab in 1L HER2+ GEA to take place in the second half of 2026.

In January 2026, Jazz updated enrollment guidance for EmpowHER-303 in which they expect to complete enrollment in the first half of 2027, with a top-line data readout later in 2027 or in early 2028. The EmpowHER-BC-303 study is a randomized clinical trial comparing zanidatamab plus physician’s choice of chemotherapy against trastuzumab plus physician’s choice of chemotherapy for the treatment of patients with metastatic HER+ breast cancer. Jazz is also pursuing collaborations with partners to combine zanidatamab with novel therapies. For example, the Phase 1 Beamion-BCGC1 trial (NCT06324357) in combination with Boehringer Ingelheim’s zongertinib was recently initiated to explore the combination in metastatic HER2+ breast cancer, along with other potential tumor types.

In January 2026, the New Drug Submission (“NDS”) for Ziihera was approved by Health Canada for the treatment of adults with previously treated, unresectable locally advanced or metastatic HER2-positive (IHC 3+) biliary tract cancer, as monotherapy. Ziihera’s market authorization has been issued with conditions, pending the results of trials to verify its clinical benefit. Subsequently, in February 2026 zanidatamab (Ziihera) was approved by the UK’s Medicines and Healthcare products Regulatory Agency (MHRA) for the treatment of biliary tract cancer.

In addition to $53.0 million already received for Ziihera (zanidatamab) in biliary tract cancer, Zymeworks is entitled to receive up to $440.0 million in milestone payments from Jazz and BeOne related to approvals of Ziihera in GEA in United States, Europe, Japan and China. Zymeworks also has the potential to receive milestone payments related to future regulatory approvals in a third indication totaling $89.0 million, collectively, from Jazz and BeOne. For Jazz this includes a $50.0 million milestone payment upon regulatory approval of zanidatamab from the FDA in a third indication and a $25.0 million milestone payment upon regulatory approval of zanidatamab from the European Commission in a third indication. For BeOne, this includes $4.0 million payable upon first patient dosed with zanidatamab in a third registrational study in the territory and $10.0 million upon approval of zanidatamab by a regulatory authority for the third indication in the territory.
Our royalty revenue from Jazz and BeOne was $1.0 million and $2.8 million in the three months and the year ended December 31, 2025, respectively, driven primarily by net product sales of Ziihera by Jazz.
Pasritamig
In 2025, our partner J&J initiated two Phase 3 trials studying pasritamig as monotherapy in late-line metastatic castration-resistant prostate cancer (mCRPC) and pasritamig in combination with docetaxel in participants with metastatic castration-resistant prostate cancer (KLK2-PASenger).

In February 2026, J&J presented new clinical data on pasritamig at the 2026 American Society of Clinical Oncology Genitourinary annual meeting as follows:
•Poster - 171: Safety and efficacy of pasritamig (PAS) + docetaxel (DOCE) in participants with metastatic castration-resistant prostate cancer (mcrPc): Initial results of a phase 1b study.
•Poster - 172: Phase 1 safety, efficacy, pharmacokinetics (PK) and pharmacodynamics (PD) of pasritamig in Asian population with metastatic castration-resistant prostate cancer (mCRPC).

Other Matters
As of November 10, 2025, we completed the remaining $30.0 million of our previously approved repurchase program approved in 2024 for 1,856,907 shares of our common stock at an average price per share of $16.15 (exclusive of commission expense and estimated excise tax).
In November 2025, our board of directors authorized a new share repurchase program providing the ability to repurchase up to $125.0 million in shares of our common stock. Through February 26, 2026, we have utilized approximately $62.5 million of this approved repurchase program to acquire 2,580,415 shares of our common stock at an average price per share of $24.22 (exclusive of commission expense and estimated excise tax).
Also in November 2025, we announced the evolution of our business strategy as a global biotechnology company managing a portfolio of licensed healthcare assets and developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases, including cancer, inflammation, and autoimmune disease.
In January 2026, we announced leadership appointments and transitions to align with the evolution of our corporate strategy, including the following changes:
•Brian N. Cherry appointed to our board of directors.
•Mark Hollywood promoted to Executive Vice President and Chief Operating Officer.
•Dr. Jeffrey Smith, Executive Vice President and Chief Medical Officer, retired and Dr. Sabeen Mekan promoted to Senior Vice President and Chief Medical Officer.
•Leone Patterson, Chief Financial and Business Officer, and Daniel Dex, General Counsel, departed during the first quarter of 2026. The Company has commenced searches for a permanent Chief Financial Officer and for a General Counsel. Kenneth Galbraith has assumed the role of interim Chief Financial Officer on an interim basis.

In March 2026, we entered into a $250.0 million loan arrangement with Royalty Pharma. For additional information regarding this arrangement, see the section titled “Liquidity and Capital Resources” below.
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
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue other than zanidatamab royalties from the commercialization and sale of any of our product candidates that obtain regulatory approval. We or our strategic partners may never succeed in achieving regulatory approval for any of our current or future product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. As part of our recently announced strategy, we will continue to seek out partnerships and collaborations. If we are successful, over the next several years, we anticipate that our annual research and development expenses, excluding stock-based compensation expense, will trend lower.
General and Administrative Expense
General and administrative expenses consist of salaries, benefits and stock-based compensation costs for employees in our executive, finance, legal, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, business insurance, facilities and information technology costs and other expenses. We anticipate over the next several years that our annual general and administrative expenses, other than stock-based compensation expense, will trend lower as we continue to pursue our strategic plan.
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
For a summary of our significant accounting policies, see Note 2 to the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” We consider the following accounting policies to be critical to an understanding of our financial condition and results of operations because these policies require the most subjective or complex judgments on the part of management in their application. There have been no material changes to our critical accounting policies during the year ended December 31, 2025.
Revenue Recognition
Our revenue arrangements with partners often include multiple components – such as licenses, milestones, development activities, and drug supply – that require significant judgment to evaluate under Accounting Standards Codification (“ASC”) Topic 606. The most subjective areas involve:
•Determining distinct performance obligations in complex collaboration agreements;
•Estimating variable consideration, including the probability of achieving development and regulatory milestones; and
•Assessing contract modifications, which may change performance obligations or transaction consideration.

These judgments affect the timing and amount of revenue recognized, and changes in assumptions (e.g., milestone probability, development timelines, or partner plans) could materially impact results. Additional detail about our revenue accounting policies is provided in Note 2 - Revenue Recognition of our consolidated financial statements.
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
Stock-Based Compensation
We recognize stock-based compensation expense on certain stock-based awards granted to employees and members of the board of directors based on their estimated fair values using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires assumptions for various inputs to measure fair value, including expected term of the awards, underlying share price volatility, forfeiture rates, risk-free interest rate and expected dividend yields of our common stock. Management uses judgment to determine the inputs to the Black-Scholes option pricing model and changes in these assumptions could have a material impact to the fair value calculations and the amount and timing of stock-based compensation expense recognized in earnings. Further details on valuation methodologies are presented in Note 2 - Stock-Based Compensation and Note 10 Shareholders’ Equity of our consolidated financial statements.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 - Recent Accounting Pronouncements of our Annual Consolidated Financial Statements for the year ended December 31, 2025 within this Annual Report on Form 10-K.

Results of Operations for the Years Ended December 31, 2025, 2024 and 2023
Revenue

	Year Ended December 31,
(dollars in millions)	2025	2024	2023	Change 2025 – 2024

Revenue from research and development collaborations	$106.0	$76.3	$76.0	$29.7	39%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $29.7 million in 2025 compared to 2024, due to higher revenue recognized across multiple partnered programs. The increase was driven mainly by achievement of significant clinical and regulatory milestones and exercise of an option under our collaborations with J&J, BeOne, GSK, Daiichi Sankyo, and BMS, which collectively contributed the majority of the year‑over‑year growth.
This growth was partially offset by a decline in development‑support and drug‑supply revenue from Jazz, reflecting the transition of responsibility for certain zanidatamab clinical activities to Jazz under our amended agreements. As Jazz continues to assume these activities, we expect development‑support revenue from Jazz to continue decreasing, while royalty revenue from Jazz and BeOne is expected to grow over time as commercial sales of Ziihera increase.
Research and Development Expense

	Year Ended December 31,
(dollars in millions)	2025	2024	2023	Change 2025 – 2024

Third-party research and development program expenses:
Zanidatamab	$(1.8)	$11.9	$44.8	$(13.7)	(115)%
Zanidatamab zovodotin	0.3	6.6	8.0	(6.3)	(95)%
ZW171	9.7	7.1	10.7	2.6	37%
ZW191	12.1	8.4	11.7	3.7	44%
ZW220	2.9	13.8	1.6	(10.9)	(79)%
ZW251	11.3	8.1	0.7	3.2	40%
Other preclinical and research programs	31.1	17.4	7.8	13.7	79%
	65.6	73.3	85.3	(7.7)	(11)%
Unallocated departmental research and development expenses:
Salaries and benefits	35.0	33.7	33.3	1.3	4%
Stock-based compensation expense	13.3	8.7	2.4	4.6	53%
Other unallocated expenses	23.1	18.9	22.6	4.2	22%
Research and development expense	$137.0	$134.6	$143.6	$2.4	2%
Research and development expense increased by $2.4 million in 2025 compared to 2024. The year‑over‑year change primarily reflects a shift in program mix as lower spending on late‑stage and discontinued programs was offset by higher investment in early‑stage clinical studies and preclinical pipeline activities.
R&D costs for zanidatamab declined following reduced clinical support provided to Jazz after BLA approval in 2024 and a change in estimate related to historical clinical trial accruals for studies transferred to Jazz, which were finalized upon receipt of CRO confirmations. Expenses for zanidatamab zovodotin also decreased as the program was discontinued. Spending for ZW220 decreased as a majority of preclinical development activities were completed and we paused further development of this program.
These decreases were partially offset by increased investment in our earlier‑stage programs and research platform.

R&D expenses increased for ZW251, ZW191, and ZW171 (through the date of discontinuation), reflecting clinical trial progress, clinical drug supply costs, and study start‑up activities. Other preclinical and research program expenses increased primarily due to IND‑enabling toxicology and GMP manufacturing activities for ZW209 and ZW1528. These programs are included within “Other preclinical and research programs” in the table above.

Unallocated departmental expenses also increased year over year. Stock‑based compensation rose primarily due to higher grant‑date fair values in 2025 resulting from an increase in our stock price. Other unallocated expenses increased due to the absence of a prior‑year benefit related to the reversal of a contingent liability provision recognized in 2024 after the discontinuation of the zanidatamab zovodotin program, as well as higher consulting and rent costs.

Following the May 2023 transfer of development responsibility for zanidatamab to Jazz, we expect R&D expenses associated with this program to remain lower than prior periods. We will continue to incur costs for activities for which we retain responsibility under the Amended Jazz Collaboration Agreement, and we expect to recognize reimbursements from Jazz for these activities as revenue from research and collaborations.
General and Administrative Expense

	Year Ended December 31,
	2025	2024	2023	Change 2025 – 2024
(dollars in millions)

Salaries and benefits	$16.1	$17.0	$17.0	$(0.9)	(5)%
Stock-based compensation expense	14.8	9.1	5.3	5.7	63%
Professional fees, consulting and business insurance	18.3	19.3	29.1	(1.0)	(5)%
Other general and administrative expenses	12.3	16.1	19.0	(3.8)	(24)%
General and administrative expense	$61.5	$61.5	$70.4	$—	—%
General and administrative expenses were consistent year-over-year at $61.5 million in both 2025 and 2024, as increases in certain components were offset by decreases in others.
The largest driver of the year‑over‑year increases was stock‑based compensation expense, which increased primarily due to higher grant‑date fair values in 2025 resulting from an increase in our stock price. We also incurred higher amortization expense related to additional information technology systems implemented.

These increases were offset by lower salaries and benefits due to reduced headcount, reduced consulting fees and a reduction of other general and administrative expenses, including a decrease in rent expense following the termination of our long‑term Seattle facility lease in 2024, a decrease in depreciation and amortization expenses, and lower software subscription costs and other information technology‑related expenses.
Impairment on Acquired In-Process Research and Development (IPR&D)

	Year Ended December 31,
	2025	2024	2023	Change 2025 – 2024
(dollars in millions)

Impairment on acquired IPR&D	$—	$17.3	$—	$(17.3)	NM
During the year ended December 31, 2024, we recorded an impairment charge of $17.3 million as a result of our decision to discontinue the zanidatamab zovodotin clinical development program which utilized the technology represented by acquired IPR&D assets.

Other Income, net

	Year Ended December 31,
	2025	2024	2023	Change 2025 – 2024
(dollars in millions)

Other income, net	$12.8	$20.5	$18.8	$(7.7)	(38)%
Other income, net decreased by $7.7 million in 2025 compared to 2024. Other income, net for 2025 included $13.4 million of interest income and $0.6 million of foreign exchange loss. Other income, net for 2024 included $19.9 million of interest income and $0.8 million of foreign exchange gains, partially offset by other miscellaneous charges. The year-over-year decrease in interest income was primarily due to a reduction in cash, cash equivalents and marketable securities during the period.
Income Tax

	Year Ended December 31,
	2025	2024	2023	Change 2025 – 2024
(dollars in millions)

Current income tax expense	$(0.4)	$(5.4)	$(0.2)	$5.0	93%
Deferred income tax (expense) recovery	(0.9)	(0.7)	0.8	(0.2)	(29)%
Income tax (expense) recovery	$(1.4)	$(6.1)	$0.6	$4.7	77%
Income tax expense decreased by $4.7 million in 2025 compared to 2024, primarily due to a decrease in U.S. taxes under the Subpart F income rules partially offset by an increase in deferred income tax expense due to changes in net deferred tax assets and liabilities and the valuation allowance in respect of these.
Liquidity and Capital Resources
Sources of Liquidity

Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings and private placements (including the issuance of pre-funded warrants), loans, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements. As part of our recently announced asset and royalty aggregation strategy, we anticipate that funds used in operations will increasingly be derived from royalty and milestone payments that we receive through our strategic collaboration and licensing agreements. We also evaluate other sources of capital to finance our operations, including through debt financings, asset monetization, strategic partnerships, grant funding, and public and private equity offerings.

In August 2024, we entered into a sales agreement (the “Cowen Sales Agreement”) with TD Securities (USA) LLC. (“TD Cowen”) to sell shares of our common stock subject to a maximum aggregate dollar amount registered pursuant to an applicable prospectus supplement, from time to time, through an “at-the-market” equity offering program under which TD Cowen acts as our sales agent. Sales of shares of common stock through TD Cowen, if any, will be made by any method permitted by law deemed to be an “at-the-market” offering as defined in Rule 415(a)(4) under the Securities Act. As of the date of this report, no shares of our common stock have been sold under the Cowen Sales Agreement. As part of the ongoing management of our operations and related funding needs, we evaluate various financing vehicles, including “at-the-market” equity offering programs, and may enter into similar “at-the-market” equity offering programs in the future, as well as other financing transactions depending on our capital needs and the then-available terms of any such financings.
In December 2023, we completed a private placement pursuant to which we sold 5,086,521 pre-funded warrants at a price of $9.8299 per pre-funded warrant. We received gross proceeds of $50.0 million, and net proceeds were $49.9 million, after expenses. Each pre-funded warrant is exercisable for one share of common stock at an exercise price of $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrants. In June 2025, these pre-funded warrants were fully exercised on a net exercise basis resulting in the issuance of 5,086,480 shares of common stock.
Royalty Pharma Loan Arrangement
On March 2, 2026, Zymeworks BC entered into the Sale Agreement with the Subsidiary, pursuant to which Zymeworks BC sold to the Subsidiary 30% of future royalty payments (not to exceed 120% of the maximum amount payable by the Subsidiary under the Loan Agreement (excluding indemnification and other similar obligations) related to Ziihera (zanidatamab-hrii) receivable under the Covered Agreements at a purchase price of $250.0 million. Under the Sale Agreement, Zymeworks BC is restricted from taking certain actions with respect to the Covered Agreements, including (i) entering into any contracts, or amending, modifying or waiving provisions of any contracts, relating to the royalties receivable under the Covered Agreements that would undermine the Royalty Interest or reasonably be expected to result in a material adverse effect, (ii) taking actions that would, or would give the right to an applicable counterparty to, terminate a Covered Agreement or certain material in-license agreements covering Ziihera, or amending, modifying, waiving any provision, providing any consent or taking any action under any Covered Agreement that would reduce any Royalty Interest payments or reasonably be expected to result in a material adverse effect, without the prior written consent of the Subsidiary and Royalty Pharma, (iii) selling, transferring, disposing of or encumbering its interests in applicable Ziihera-specific intellectual property, Ziihera, a Covered Agreement or certain material in-license agreements covering Ziihera, or entering into monetization or similar transactions with respect to Zymeworks BC’s retained royalty interests under any Covered Agreement, except, in each case, without certain assumption and other arrangements protective to Royalty Pharma’s interests, and (iv) permitting Covered Agreement counterparties to acquire more than 50% of Zymeworks BC’s retained royalty interests under any Covered Agreement without certain assumption and other arrangements protective to Royalty Pharma’s interests, in addition to being subject to other customary covenants.
The Sale Agreement also includes customary indemnification obligations by us and Zymeworks BC in favor of the Subsidiary and Royalty Pharma. The obligations of the parties under the Sale Agreement terminate automatically upon the payment in full of the Loan and the other obligations under the Loan Agreement.
Following the sale and transfer of the Royalty Interest, the Subsidiary entered into the Loan Agreement with Royalty Pharma as administrative agent and lender (in the capacity as lender under the Loan Agreement, the “Lender” and together with such other lenders party to the Loan Agreement from time to time the “Lenders”), pursuant to which the Lenders made a term loan to the Subsidiary in an aggregate principal amount of $250.0 million, that bears interest at a fixed rate and matures on December 31, 2042. Under the terms of the Loan Agreement, the amount payable to the Lenders no later than the Maturity Date is approximately $481.3 million, provided that if the Loan is repaid in full on or before December 31, 2033, the amount payable to the Lenders is $412.5 million, in each case inclusive of all applicable interest, yield protection premiums, early redemption fees, exit fees and other amounts payable under the Loan Agreement (excluding indemnification and similar obligations). Any amount borrowed and repaid by Subsidiary may not be reborrowed.
We will retain 70% of royalties on Ziihera annual net sales, with full royalty rights reverting to us once the Loan and other amounts payable under the Loan Agreement to Royalty Pharma have been repaid in full. All earned regulatory and commercial milestone payments under the Covered Agreements will be retained by us.
Under our collaboration agreement with Jazz, we are eligible to receive tiered royalties of ten to high teens percentages on global (outside of Asia (other than Japan), Australia and New Zealand) annual net sales of Ziihera up to $2.0 billion and 20% on annual net sales above $2.0 billion. Under the collaboration agreement with BeOne, we are eligible to receive tiered royalties of mid-single to mid-double digit percentages on annual net sales of Ziihera in Asia (other than Japan), Australia and New Zealand up to $1.0 billion and 19.5% on annual net sales above $1.0 billion (with royalty rates increasing by 0.5% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars).
In connection with entering into the Loan Agreement, (i) the Subsidiary entered into a security agreement with Royalty Pharma, whereby the Subsidiary granted a security interest in all of its assets (the “Collateral”) in favor of Royalty Pharma, and (ii) Zymeworks BC and Zymeworks GP entered into a pledge and security agreement with Royalty Pharma, whereby Zymeworks BC and Zymeworks GP pledged their respective equity interests in the Subsidiary, with Zymeworks BC also pledging its equity in Zymeworks GP. If certain events of default occur, including the termination of the Jazz Agreement or the BeOne Agreement and a change of control of the Company, as well as other customary events of default, the administrative agent may terminate the Loan Agreement and demand immediate payment of an amount equal to the outstanding principal amount of the Loan plus all applicable fees, premiums and accrued and unpaid interest thereon and exercise all rights and remedies available under or pursuant to the Loan Agreement. The Loan Agreement includes certain customary affirmative and negative covenants applicable to the Subsidiary, including restrictions on the incurrence of additional indebtedness, creation of liens, asset transfers, mergers, dividends and certain transactions with affiliates. In addition, the Subsidiary is subject to covenants designed to limit its activities primarily to holding and administering its rights and obligations under certain transaction agreements including the Loan Agreement and the Sale Agreement, and the Subsidiary may not amend or terminate the Sale Agreement without the Lenders’ consent.

The Loan Agreement also contains other customary terms and conditions, including representations and warranties, as well as indemnification obligations in favor of Royalty Pharma. The payment obligations under the Loan Agreement are limited to the Subsidiary, and the Lenders have no recourse under the Loan Agreement against the Company or Zymeworks BC or any assets other than the Collateral and Zymeworks BC’s equity interest in Zymeworks GP and the Subsidiary, and Zymeworks GP’s equity interests in the Subsidiary

We intend to use the net cash received from this arrangement to support our ongoing stock repurchase program and fund potential strategic acquisitions, as well as for working capital and other general corporate purposes.
As of December 31, 2025, we had $270.6 million of cash, cash equivalents, and marketable securities, comprised of $41.2 million in cash and cash equivalents and $229.4 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
(dollars in millions)

Net cash (used in) provided by:
Operating activities	$(33.0)	$(110.1)	$(118.3)
Financing activities	(18.6)	(20.4)	81.9
Investing activities	26.7	38.8	(207.3)
Effect of exchange rate changes on cash and cash equivalents	—	0.3	0.4
Net (decrease) increase in cash and cash equivalents	$(24.9)	$(91.5)	$(243.4)
Operating Activities
In 2025, cash used in operating activities was $33.0 million as opposed to $110.1 million cash used in operating activities in 2024. The reduction in net cash used in operating activities was primarily due to milestone revenues received during 2025 and positive changes in working capital accounts compared to 2024.
Financing Activities
Net cash used in financing activities in 2025 included $41.7 million used for our repurchase programs, partially offset by net proceeds of $16.9 million from stock option exercises, $5.0 million from a private placement, and $1.4 million from the issuance of shares of common stock under our employee stock purchase plan. Net cash used in financing activities in 2024 included $30.1 million used for our repurchase program, partially offset by net proceeds of $8.9 million from stock option exercises and $0.9 million from the issuance of shares of common stock under our employee stock purchase plan.
Investing Activities
Net cash provided by investing activities in 2025 was primarily related to redemptions, net of purchases, of investments in marketable securities of $29.0 million partially offset by cash outflows of $2.4 million for the acquisition of property and equipment in our office and laboratory spaces in Canada and the United States and software implementation. Net cash provided by investing activities in 2024 was primarily related to redemptions, net of purchases, of investments in marketable securities of $41.8 million partially offset by cash outflows of $3.1 million for the acquisition of property and equipment in our office and laboratory spaces in Canada and the United States and software implementation.
Funding Requirements
Our revenue through December 31, 2025 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates. We anticipate that at least over the short-term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in Note 14 - Leases and other commitments and contingencies as presented in Note 15 - Commitments and Contingencies to the annual consolidated financial statements. Because of the inherent risks and uncertainties associated with the development of our product candidates and the successful implementation of our recently announced strategy, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.

Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Annual Report on Form 10-K is filed with the SEC. This anticipated runway excludes the impact of any regulatory milestone payments we are entitled to receive in connection with additional regulatory approvals for zanidatamab, as well as the proceeds from our recently announced loan arrangement with Royalty Pharma. We have based our cash runway estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain. In addition, as part of our recently announced strategy, we intend to evaluate and potentially consummate various acquisitions and other strategic transactions, the magnitude and timing of which are uncertain. As a result of the foregoing, it is difficult to predict the actual funds we will require to fund our planned operations. See Item 1A, “Risk Factors – Risks Relating to Our Business,” “Risk Factors – Risks Relating to Development of our Product Candidates,” and “Risk Factors –Risks Related to Our Financial Position and Need for Additional Capital.”
Additionally, on August 1, 2024, our board of directors authorized the 2024 Repurchase Program, under which we were authorized to repurchase up to $60.0 million of our common stock. As of November 10, 2025, we completed the entire $60.0 million of the 2024 Repurchase Program. On November 16, 2025, our board of directors authorized the 2025 Repurchase Program, whereby we were authorized to repurchase up to $125.0 million of our outstanding common stock. As of December 31, 2025, we repurchased 431,217 shares of our common stock under the 2025 Repurchase Program. As of February 26, 2026, we have repurchased 2,580,415 shares of our common stock under the 2025 Repurchase Program, and there is $62.5 million of remaining capacity under the 2025 Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The 2025 Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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
•the magnitude and frequency of any strategic transactions we engage in to build out our pipeline or enhance our royalty aggregation strategy;
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
If adequate funds are not available at favorable terms, we may be required to reduce operating expenses, delay or reduce the scope of our product development and strategic transactions, obtain funds through arrangements with others that may require us to relinquish rights to certain of our technologies or products that we would otherwise seek to develop or commercialize, either alone or with our strategic partners, or cease operations. If we do raise additional capital through public or private equity or convertible debt offerings, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights. If we raise additional capital through debt financing, we may be subject to covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. A deterioration in the equity or credit markets may make any necessary debt or equity financing more difficult, more costly and more dilutive.

Segment Reporting
We view our operations and manage our business in one segment, which is the Management of a portfolio of licensed healthcare assets and development of novel multifunctional biotherapeutics.
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of February 26, 2026, 73,749,607 shares of common stock were issued and outstanding. In addition, as of February 26, 2026, we had 4,348,106 shares of common stock issuable pursuant to 4,348,106 exercisable outstanding stock options, 4,745,976 shares of common stock issuable pursuant to 4,745,976 outstanding options that were not exercisable at that date, and 2,269,795 shares of common stock issuable upon vesting of outstanding time-based restricted stock units and performance stock units.
In connection with the Plan of Arrangement (as defined in Note 1 - Nature of Operations of our annual consolidated financial statements as of and for the year ended December 31, 2025 within this Annual Report on Form 10-K), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. Unless redeemed earlier in accordance with their terms, any Exchangeable Shares that remain outstanding on the seventh anniversary of the effectiveness of our Redomicile Transactions will be redeemed on such seventh anniversary, subject to any extension approved by the directors of ExchangeCo. For additional information and the meaning of defined terms referenced in this paragraph, please see Note 1 - Nature of Operations and Note 10b - Authorized Share Capital and Preferred Stock of our consolidated financial statements as of and for the year ended December 31, 2025, within this Annual Report on Form 10-K.
As of February 26, 2026, 873,649 Exchangeable Shares have been exchanged on a one-to-one basis for 873,649 shares of our common stock and 550,884 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 550,884 shares of our common stock.
Item 7A.    Quantitative and Qualitative Disclosure About Market Risk
As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act, and pursuant to Item 305 of Regulation S-K, we are not required to provide quantitative and qualitative disclosures about market risk.

Item 8.    Financial Statements and Supplementary Data
Zymeworks Inc.
Index to Consolidated Financial Statements
Year ended December 31, 2025

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
Zymeworks Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Zymeworks Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of loss and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Revenue recognition from drug supply for ongoing studies from Jazz Pharmaceuticals Ireland Limited (Jazz)
As discussed in Note 11 to the consolidated financial statements, the Company recognized revenue from Jazz related to drug supply for ongoing studies of $6,548 thousand for the year ended December 31, 2025. As discussed in Note 2, amounts receivable by the Company for the provision of drugs to clinical trials on behalf of the customer are recognized in revenue at a point in time when title to drugs has transferred to the customer, which generally occurs upon shipment or delivery, depending on contractual terms.

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
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and implementation of internal controls over the Company’s revenue recognition process. We obtained a confirmation from the customer of the total invoices billed by the Company related to goods and services, including drug supply for ongoing studies, for the year ended December 31, 2025 and agreed the amount confirmed for drug supply for ongoing studies to the Company’s records of the quantity and amount of drugs invoiced to the customer. We assessed the recorded revenue by selecting a sample of revenue transactions and comparing the amounts recognized for consistency with relevant underlying proof of delivery. We evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of the procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP
Chartered Professional Accountants
We have served as the Company’s auditor since 2015.
Vancouver, Canada
March 2, 2026

ZYMEWORKS INC.
Consolidated Balance Sheets (Expressed in thousands of U.S. dollars except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$41,157	$66,103
Short-term marketable securities (note 5)	187,640	159,673
Accounts receivable	4,638	55,815
Prepaid expenses and other current assets	15,332	18,860
Total current assets	248,767	300,451
Long-term marketable securities (note 5)	41,787	98,428
Long-term prepaids and other assets	6,674	8,919
Deferred tax asset (note 13)	4,707	4,385
Property and equipment, net (note 7)	15,502	17,650
Operating lease right-of-use assets (note 14)	15,724	16,666
Intangible assets, net (note 8)	1,350	4,576
Goodwill (note 6)	12,016	12,016
Total assets	$346,527	$463,091
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities (note 9)	$36,346	$59,838
Income tax payable (note 13)	83	128
Current portion of operating lease liability (note 14)	3,471	2,740
Deferred revenue and other consideration (note 11)	2,418	25,588
Total current liabilities	42,318	88,294
Long-term portion of operating lease liability (note 14)	14,796	15,738
Deferred revenue (note 11)	14,606	14,607
Other long-term liabilities (note 9)	278	923
Deferred tax liability (note 13)	6,028	4,761
Total liabilities	78,026	124,323
Stockholders’ equity:
Common shares, $0.00001 par value; 900,000,000 authorized shares of common stock at December 31, 2025 and December 31, 2024 (74,638,413 and 68,964,319 shares issued and outstanding at December 31, 2025 and 2024, respectively (note 10b).	1,105,176	1,015,618
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of December 31, 2025 and December 31, 2024 (note 10b).	—	—
Exchangeable shares, no par value, 553,184 issued and outstanding shares at December 31, 2025 (December 31, 2024: 570,637) (note 10b).	7,938	8,188
Additional paid-in capital	114,626	152,249
Accumulated other comprehensive loss	(6,079)	(6,952)
Accumulated deficit	(953,160)	(830,335)
Total stockholders’ equity	268,501	338,768
Total liabilities and stockholders’ equity	$346,527	$463,091
Related party transactions (note 10a and 10d)
Research collaboration and licensing agreements (note 11)
Commitments and contingencies (note 15)
Subsequent event (note 17)
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Loss and Comprehensive Loss
(Expressed in thousands of U.S. dollars except share and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Research and development collaborations (note 11)	$105,965	$76,304	$76,012
Operating expenses:
Research and development	137,000	134,621	143,619
General and administrative	61,514	61,506	70,446
Impairment on IPR&D (note 6)	—	17,287	—
Total operating expenses	198,514	213,414	214,065
Loss from operations	(92,549)	(137,110)	(138,053)
Other income:
Interest income	13,354	19,941	19,705
Other (expense) income, net (note 12)	(559)	558	(894)
Total other income, net	12,795	20,499	18,811
Loss before income taxes	(79,754)	(116,611)	(119,242)
Income tax (expense) recovery (note 13)	(1,376)	(6,084)	568
Net loss	$(81,130)	$(122,695)	$(118,674)
Other comprehensive income (loss):
Unrealized income (loss) on available for sale securities, net of tax of nil (note 5)	873	(349)	56
Total other comprehensive income (loss)	873	(349)	56
Comprehensive loss	$(80,257)	$(123,044)	$(118,618)

Net loss per common share (note 4):
Basic	$(1.08)	$(1.62)	$(1.72)
Diluted	$(1.08)	$(1.62)	$(1.72)

Weighted-average common stock outstanding (note 4):
Basic	75,404,897	75,846,681	68,863,010
Diluted	75,413,396	75,878,738	68,863,010

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Changes in Stockholders’ Equity (Note 1) (Expressed in thousands of U.S. dollars except share data)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	1	$—	1,424,533	$20,442	63,059,501	$886,322	$(558,763)	$(6,659)	$151,614	$492,956
Issuance of common stock on exercise of stock options (note 10e)	—	—	—	—	641,129	6,958	—	—	(1,736)	5,222
Issuance of common stock through employee stock purchase plan (note 10f)	—	—	—	—	111,911	955	—	—	—	955
Issuance of common stock upon vesting of restricted stock units ("RSUs") (note 10e)	—	—	—	—	100,949	1,887	—	—	(1,887)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10d)	—	—	—	—	2,079,193	63,775	—	—	(63,775)	—
Issuance of common stock for retracted exchangeable shares	—	—	(773,314)	(11,097)	773,314	11,097	—	—	—	—
Issuance of common stock in connection with At-The-Market ("ATM") sale (note 10a)	—	—	—	—	3,350,000	26,233	—	—	—	26,233
Private placement (note 10a and 10d)	—	—	—	—	—	—	—	—	49,862	49,862
Stock-based compensation	—	—	—	—	—	—	—	—	8,196	8,196
Net loss	—	—	—	—	—	—	(118,674)	—	—	(118,674)
Other comprehensive income	—	—	—	—	—	—	—	56	—	56
Balance at December 31, 2023	1	$—	651,219	$9,345	70,115,997	$997,227	$(677,437)	$(6,603)	$142,274	$464,806
Issuance of common stock on exercise stock options (note 10e)	—	—	—	—	959,906	13,952	—	—	(4,770)	9,182
Issuance of common stock through employee stock purchase plan (note 10f)	—	—	—	—	128,232	1,311	—	—	—	1,311
Issuance of common stock upon vesting of RSUs (note 10e)	—	—	—	—	225,004	1,971	—	—	(1,971)	—
Issuance of common stock for retracted exchangeable shares	—	—	(80,582)	(1,157)	80,582	1,157	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	16,716	16,716
Purchase and retirement of common stock (10c)	—	—	—	—	(2,545,402)	—	(30,051)	—	—	(30,051)
Excise tax on repurchase of common stock	—	—	—	—	—	—	(152)	—	—	(152)
Net income	—	—	—	—	—	—	(122,695)	—	—	(122,695)
Other comprehensive loss	—	—	—	—	—	—	—	(349)	—	(349)
Balance at December 31, 2024	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of stock options (note 10e)	—	—	—	—	1,742,689	27,308	—	—	(9,561)	17,747
Issuance of common stock through employee share purchase plan (note 10f)	—	—	—	—	139,976	1,881	—	—	—	1,881
Issuance of common stock upon vesting of RSUs (note 10e)	—	—	—	—	560,620	5,269	—	—	(5,269)	—
Issuance of common stock upon exercise of pre-funded warrants (note 10d)	—	—	—	—	5,086,480	49,862	—	—	(49,862)	—
Issuance of common stock for retracted exchangeable shares	—	—	(17,453)	(250)	17,453	250	—	—	—	—
Private placement for issuance of common stock (note 10a)	—	—	—	—	415,000	4,988	—	—	—	4,988
Stock-based compensation	—	—	—	—	—	—	—	—	27,069	27,069
Purchase and retirement of common stock (10c)	—	—	—	—	(2,288,124)	—	(41,695)	—	—	(41,695)
Net loss	—	—	—	—	—	—	(81,130)	—	—	(81,130)
Other comprehensive income	—	—	—	—	—	—	—	873	—	873
Balance at December 31, 2025	1	$—	553,184	$7,938	74,638,413	$1,105,176	$(953,160)	$(6,079)	$114,626	$268,501
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Consolidated Statements of Cash Flows
(Expressed in thousands of U.S. dollars)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net loss	$(81,130)	$(122,695)	$(118,674)
Items not involving cash:
Depreciation of property and equipment (note 7)	3,669	4,188	7,462
Amortization of intangible assets (note 8)	4,056	4,496	2,702
Stock-based compensation (note 10e)	28,034	17,792	8,102
Amortization and impairment of operating lease right-of-use assets	3,385	2,509	7,141
Impairment of acquired IPR&D (note 6)	—	17,287	—
Deferred income tax expense (recovery) (note 13)	945	691	(757)
Change in fair value of contingent consideration liability (note 15)	—	(1,878)	630
Change in fair value of investments in equity instruments	—	—	667
Unrealized foreign exchange loss (gain)	532	(1,481)	(31)
Changes in non-cash operating working capital:
Accounts receivable	51,200	(36,359)	13,922
Prepaid expenses and other current assets	6,509	(2,489)	4,295
Accounts payable and accrued liabilities	(23,648)	14,321	(44,789)
Operating lease liabilities	(3,342)	(8,313)	(3,663)
Deferred revenue and other consideration	(23,170)	3,555	3,699
Income taxes payable	(45)	(1,682)	970
Net cash used in operating activities	$(33,005)	$(110,058)	$(118,324)
Cash flows from financing activities:
Proceeds from issuance of common stock under at-the-market program and from public offerings, net of issuance costs (notes 10a)	—	—	26,233
Private placement (note 10a)	4,988	—	49,862
Issuance of common stock on exercise of stock options (note 10e)	16,904	8,857	5,006
Issuance of common stock through employee stock purchase plan (note 10f)	1,425	930	820
Purchases of common stock for retirement (note 10c)	(41,695)	(30,051)	—
Deferred financing fees	(181)	(174)	(53)
Net cash (used in) / provided by financing activities	$(18,559)	$(20,438)	$81,868
Cash flows from investing activities:
Purchases of marketable securities	(196,061)	(283,743)	(553,249)
Proceeds from marketable securities	225,076	325,565	350,073
Acquisition of property and equipment	(1,521)	(1,991)	(2,474)
Acquisition of intangible assets	(831)	(1,075)	(1,603)
Net cash provided by / (used in) investing activities	$26,663	$38,756	$(207,253)
Effect of exchange rate changes on cash and cash equivalents	(45)	286	354
Net change in cash and cash equivalents	(24,946)	(91,454)	(243,355)
Cash and cash equivalents, beginning of year	66,103	157,557	400,912
Cash and cash equivalents, end of year	$41,157	$66,103	$157,557

Supplemental cash flow information:
Net cash paid during the year for income taxes	$1,350	$3,179	$165
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$2,443	$644	$1,900
Issuance of common stock upon exercise of pre-funded warrants (note 10d)	49,862	—	—
Purchases of common stock not settled	464	—	—
Acquisition of property and equipment and intangible assets in accounts payable and accrued liabilities	—	—	122
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Notes to the Consolidated Financial Statements
(Expressed in thousands of U.S. dollars except share and per share data)
1. Nature of Operations
Zymeworks Inc. together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a global biotechnology company managing a portfolio of licensed healthcare assets and developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat diseases, including cancer, inflammation, and autoimmune disease. Zymeworks BC Inc. (“Zymeworks BC”), (previously known as “Zymeworks Inc.”) was incorporated on September 8, 2003 under the laws of the Canada Business Corporations Act. On October 22, 2003, the Company was registered as an extra-provincial company under the Company Act (British Columbia). On May 2, 2017, the Company continued under the Business Corporations Act (British Columbia).
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
Foreign Currency
The functional currency of the Company is the U.S. dollar. Transactions denominated in foreign currencies are remeasured at the approximate exchange rate prevailing on the date of the transaction. At period end, monetary assets and liabilities denominated in foreign currencies are remeasured into U.S. dollars using exchange rates in effect at the balance sheet date. Resulting foreign exchange gains and losses are reflected in the Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income.

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
Regulatory milestone payments may include the following types of events:
•    filing of regulatory applications for marketing approval in the United States, Europe or Japan, including Investigational New Drug (“IND”) applications and Biologics License Application (“BLA”); and
•    marketing approval in major markets, such as the United States, Europe, Japan or China.
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
Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at the date of acquisition to be cash equivalents. Cash equivalents include guaranteed investment certificates (“GICs”) acquired from financial institutions and money market funds which are recorded at cost plus accrued interest, which approximates their fair value.
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
The Company evaluates the collectability of accounts receivable on a regular basis based upon various factors including the financial condition and payment history of customers, an overall review of collections experience on other accounts and economic factors or events expected to affect future collections experience. Expected credit losses on our accounts receivable were immaterial as at December 31, 2025 and 2024.
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
At December 31, 2025, the maximum exposure to credit risk for accounts receivable was $4,638, 37% of which was from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2024: $55,815, 95% of which was from Jazz Pharmaceuticals Ireland Limited) and all accounts receivable are due within the next 12 months. As at December 31, 2025 and December 31, 2024, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.

Liquidity Risk
Liquidity risk is the risk that the Company will encounter difficulty in meeting the obligations associated with its financial liabilities that are settled by delivering cash or another financial asset. The Company’s short-term cash requirements are primarily to settle its financial liabilities, which consist primarily of accounts payable and accrued liabilities falling due within 45 days and current portion of lease obligations falling due within the next 12 months, with medium term requirements to invest in property and equipment and research and development. The Company’s principal sources of liquidity to settle its financial liabilities are cash, cash equivalents, short-term and long-term investments, collection of accounts receivable relating to research collaboration and license agreements and additional public and private equity offerings as required. The Company believes that these principal sources of liquidity are sufficient to fund its operations for at least the next 12 months.
Foreign Currency Risk
The Company incurs certain operating expenses in currencies other than the U.S. dollar and accordingly is subject to foreign exchange risk due to fluctuations in exchange rates. The Company does not use derivative instruments to hedge exposure to foreign exchange risk and therefore assumes the risk of future gains or losses in its consolidated statements of (loss) income. At December 31, 2025, the Company’s net monetary assets denominated in Canadian dollars were $4,337 (C$5,946) (December 31, 2024: $3,464 (C$4,982) net monetary liabilities).
The operating results and financial position of the Company are reported in U.S. dollars in the Company’s consolidated financial statements. The fluctuation of the U.S. dollar relative to the Canadian dollar and other foreign currencies will have an impact on the reported balances for net assets, net loss and stockholders’ equity in the Company’s consolidated financial statements.
Segment Information
The Company operates and manages its business in one segment, which is the Management of a portfolio of licensed healthcare assets and development of next-generation multifunctional biotherapeutics. Operating segments are defined as components of an enterprise about which separate discrete information is available for the chief operating decision maker (“CODM”), in deciding how to allocate resources and assessing performance.
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
Clinical Trial Expense Accruals
Clinical trial expenses represent a significant component of research and development expenses and the Company outsources a significant portion of these activities to third party contract research organizations. Third-party clinical trial expenses include investigator fees, site costs, clinical research organization costs and other trial-related vendor costs. As part of preparing the consolidated financial statements, the Company estimates accrued liabilities for services that have been performed by clinical research organizations or investigator sites but have not yet been invoiced to the Company. When making these estimates, the Company uses operational and contractual information from third party service providers and operational data from internal personnel. For the year ended December 31, 2025, the Company recorded a change in estimate of $6,676 related to historical zanidatamab clinical trial accruals associated with studies that were transferred to Jazz (note 11). These clinical trial accruals reflected management's estimate of costs incurred prior to the Zymeworks BC collaboration agreement with Jazz. As the underlying studies were substantially completed by 2025 and clinical research organizations (“CRO”) confirmations were obtained in the fourth quarter of 2025, the Company determined that these accrual amounts are no longer expected to be invoiced. This adjustment resulted in a reduction of research and development expenses for the year.
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
Stock Repurchases
As part of its stock repurchase programs, the Company adopted an accounting policy whereby the par value of each share is deducted from common stock and the remainder of the repurchase price is debited to accumulated deficit.
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
3. Recent Accounting Pronouncements
Recent accounting pronouncements adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The standard is to be applied on a prospective basis, with the option for retrospective application. The Company has adopted this accounting pronouncement on the accompanying financial statements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See note 13 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
Recent accounting pronouncements not yet adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement Reporting – Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The standard update improves the disclosures about a public business entity’s expenses by requiring more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation and amortization) included within income statement expense captions. The guidance will be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The standard updates are to be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact of adoption of the standard update on its consolidated financial statements.

4. Net Loss per Share
Net loss per share for the years ended December 31, 2025, 2024 and 2023 was as follows:

	Year Ended December 31,
	2025	2024	2023
Numerator:
Net loss attributable to common stockholders:
Basic	$(81,130)	$(122,695)	$(118,674)
Adjustment for change in fair value of liability classified stock options	(196)	140	—
Diluted	$(81,326)	$(122,555)	$(118,674)

Denominator:
Weighted-average common stock outstanding:
Basic	75,404,897	75,846,681	68,863,010
Adjustment for dilutive effect of liability classified stock options	8,499	32,057	—
Diluted	75,413,396	75,878,738	68,863,010

Net loss per common share – basic	$(1.08)	$(1.62)	$(1.72)
Net loss per common share – diluted	$(1.08)	$(1.62)	$(1.72)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include Exchangeable Shares and the pre-funded warrants issued in connection with the Company’s offerings and private placements as the warrants were exercisable at any time for nominal cash consideration. The Company’s potentially dilutive securities, which include stock options and RSUs, have been excluded from the computation of diluted net loss per share for the years ended December 31, 2025, 2024 and 2023 as the effect would be antidilutive.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company's marketable securities as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$21,920	$—	$21,920
U.S. Treasury notes	41,263	36	41,299
Corporate debt securities	124,272	149	124,421
	187,455	185	187,640
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	41,388	399	41,787

	41,388	399	41,787

	$228,843	$584	$229,427

The following table summarizes the Company's marketable securities as of December 31, 2024:

	December 31, 2024
	Amortized Cost	Unrealized Gain (Loss)	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs	$37,166	$—	$37,166
U.S. Treasury notes	71,500	72	71,572
Corporate debt securities	50,993	(58)	50,935
	159,659	14	159,673
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	65,461	(153)	65,308
Contractual maturity of three to four years:
Corporate debt securities	18,295	(156)	18,139
	98,735	(307)	98,428

	$258,394	$(293)	$258,101

The unrealized losses on the Company’s available-for-sale securities as of December 31, 2025 and 2024 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2025 and 2024 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.
The following tables present information about the Company’s assets that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$8,968				$34,620
Cash equivalents:
Money market funds	$32,189	$—	$—	$32,189	$16,398	$—	$—	$16,398
GICs	—	—	—	—	15,085	—	—	15,085
	32,189	—	—	41,157	31,483	—	—	66,103

Marketable securities:
GICs and mutual funds	21,920	—	—	21,920	37,166	—	—	37,166
U.S. Treasury notes	41,299	—	—	41,299	86,553	—	—	86,553
Corporate debt securities	—	166,208	—	166,208	—	134,382	—	134,382
	63,219	166,208	—	229,427	123,719	134,382	—	258,101

	$95,408	$166,208	$—	$270,584	$155,202	$134,382	$—	$324,204

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
Goodwill
The Company performed its annual impairment test of goodwill as of December 31, 2025 and concluded that no impairment existed. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2025, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required.
7. Property and Equipment
Property and equipment consist of the following:

	December 31,
	2025	2024
Computer hardware	$3,233	$2,815
Furniture and fixtures	1,850	2,408
Office equipment	1,674	1,736
Laboratory equipment	13,838	13,331
Leasehold improvements	15,243	15,190
Construction in progress	540	—
Property and equipment	$36,378	$35,480
Less accumulated depreciation	(20,876)	(17,830)
Property and equipment, net	$15,502	$17,650
Depreciation expense on property and equipment for the years ended December 31, 2025, 2024 and 2023 was $3,669, $4,188 and $7,462, respectively.

8. Intangible Assets
Intangible assets consist of the following:

	December 31,
	2025	2024
Research licenses	$14,936	$14,936
Computer software	11,501	10,670
Intangible assets	26,437	25,606
Less accumulated amortization	(25,087)	(21,030)
Intangible assets, net	$1,350	$4,576
Amortization expense on intangible assets for the years ended December 31, 2025, 2024 and 2023 was $4,056, $4,496 and $2,702, respectively.
At December 31, 2025, amortization expense on capitalized intangible assets is estimated to be as follows for the next five years:

Amortization expense
2026	$703
2027	490
2028	157
Thereafter	—
$1,350

9. Liabilities
Accounts payable and accrued liabilities consisted of the following:

	December 31,
	2025	2024
Trade payables	$4,403	$3,903
Accrued research and development expenses	19,225	43,114
Goods and services tax payable	425	1,250
Employee compensation and related accruals	8,828	6,222
Fair value of liability classified stock options	844	1,264
Accrued legal, professional fees and other	2,621	4,085
Total	$36,346	$59,838
Other long-term liabilities consisted of the following:

	December 31,
	2025	2024
Liability from in-licensing agreements	$278	$447
Finance lease liability (note 14)	—	28
Other	—	448
Total	$278	$923

10. Stockholders’ Equity
a.Equity Offerings
2025 Private Placement
On August 10, 2025, the Company entered into a stock purchase agreement (the “Stock Purchase Agreement”) for a private placement with Mr. Gregory A. Ciongoli following his appointment as a director of the Company. Pursuant to the Stock Purchase Agreement, Mr. Ciongoli agreed to purchase 415,000 shares of common stock, $0.00001 par value per share, of the Company for an aggregate purchase price of $4,988.
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of Common Stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of December 31, 2025, there were 553,184 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2024: 570,637). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net (loss) income per share.
c.Stock Repurchase Programs
2024 Repurchase Program
On August 1, 2024, the board of directors of the Company authorized a stock repurchase program (the “2024 Repurchase Program”), whereby the Company may repurchase up to $60,000 of the Company’s outstanding common stock, par value $0.00001 per share.
During the year ended December 31, 2024, the Company repurchased 2,545,402 shares of its common stock for a cost of $30,000, and incurred commission expense of $51, under the 2024 Repurchase Program, which have been recorded against accumulated deficit. The Company’s share repurchases in excess of issuances are subject to a 1% excise tax enacted by the Inflation Reduction Act of $152. During the year ended December 31, 2024, the Company retired all 2,545,402 shares repurchased. These shares were returned to the status of authorized and unissued shares.
During the year ended December 31, 2025, the Company completed the 2024 Repurchase Program by repurchasing 1,856,907 shares of its common stock for a cost of $29,997 and incurred commission expense of $37, which have been recorded against accumulated deficit. Excise tax was estimated as nil. The Company retired all 1,856,907 shares repurchased. These shares were returned to the status of authorized and unissued shares.
The following table presents the Company’s 2024 Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Year Ended December 31, 2024	2,545,402	$11.79	$30,000
Year Ended December 31, 2025	1,856,907	$16.15	$29,997
2025 Repurchase Program
On November 16, 2025, the board of directors of the Company authorized a new stock repurchase program (the “2025 Repurchase Program”), whereby the Company may repurchase up to $125,000 of the Company’s outstanding common stock, par value $0.00001 per share.
During the year ended December 31, 2025, the Company repurchased 431,217 shares of its common stock for a cost of $11,188, incurred an obligation to purchase common stock for a cost of $464 which had not been settled by December 31, 2025, and incurred commission expense of $9, under the 2025 Repurchase Program, which have been recorded against accumulated deficit. Excise tax was estimated as nil. The Company retired all 431,217 shares repurchased. These shares were returned to the status of authorized and unissued shares.
The following table presents the Company’s 2025 Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Year Ended December 31, 2025	431,217	$25.94	$11,188
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
On June 26, 2025, 5,086,521 pre-funded warrants were exercised in full in exchange for 5,086,480 shares of common stock by EcoR1, which is a related party due to its beneficial ownership of the Company’s outstanding shares of common stock, and as of December 31, 2025 there were no pre-funded warrants outstanding (December 31, 2024: 5,086,521).
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options, and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU and other share-based awards, in addition to stock options. As of December 31, 2025, 5,023,809 shares of common stock were available for future award grants under the New Plan (December 31, 2024: 5,196,630 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of December 31, 2025, 390,000 shares of common stock were available for future award grants under this plan (December 31, 2024: 390,000).

RSUs
The following table summarizes the Company’s RSU activity under the New Plan:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2023	771,413	8.63
Granted	957,750	10.56
Vested and settled	(225,004)	8.76
Forfeited	(210,189)	10.75
Outstanding, December 31, 2024	1,293,970	9.69
Granted	1,398,697	14.29
Vested and settled	(560,620)	9.40
Forfeited	(184,463)	11.59
Outstanding, December 31, 2025	1,947,584	12.90
As of December 31, 2025, there was $7,512 of unamortized RSU expense that will be recognized over a weighted average period of 1.52 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price (C$)	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value (C$)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	1,489,478	19.59	14.39	5.50	2,987	2,255
Granted	—	—	—
Expired	(58,902)	32.37	23.46
Exercised	(224,042)	11.23	8.20
Forfeited	(123,699)	21.85	16.11
Outstanding, December 31, 2024	1,082,835	20.36	14.15	4.73	6,485	4,509
Granted	—	—	—
Expired	(28,707)	39.94	28.75
Exercised	(444,397)	13.43	9.69
Forfeited	(37,619)	18.32	13.31
Outstanding, December 31, 2025	572,112	24.89	18.17	4.31	8,327	6,081
December 31, 2025
Exercisable	553,766	25.45	18.58	4.25	7,811	5,701
Vested and expected to vest	570,277	24.95	18.21	4.31	8,276	6,040
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2023	6,069,242	12.97	7.67	9,213
Granted	3,135,500	11.15
Expired	—	—
Exercised	(735,864)	9.57
Forfeited	(1,137,794)	16.34
Outstanding, December 31, 2024	7,331,084	12.01	7.97	30,459
Granted	2,467,225	14.21
Expired	(63,994)	30.59
Exercised	(1,298,292)	9.63
Forfeited	(619,746)	14.99
Outstanding, December 31, 2025	7,816,277	12.71	7.47	109,157
December 31, 2025
Exercisable	3,763,060	12.78	6.29	53,695
Vested and expected to vest	7,078,461	12.68	7.34	99,302
During the year ended December 31, 2025, the Company received cash proceeds of $16,904 (2024: $8,857 and 2023: $5,006) from stock options exercised. The stock options outstanding at December 31, 2025 expire at various dates from November 9, 2026 to December 9, 2035.

A summary of the non-vested stock option activity and related information of the Company’s stock options granted in Canadian dollars is as follows:

	Number of options	Weighted-average grant date fair value (C$)	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2024	100,967	7.31	5.08
Options granted	—	—	—
Options vested	(72,760)	8.02	5.85
Options forfeited and cancelled	(9,861)	5.64	4.12
Non-vested, December 31, 2025	18,346	5.42	3.95
A summary of the non-vested stock option activity and related information of the Company’s stock options granted in U.S. dollars is as follows:

	Number of options	Weighted- average grant date fair value (US$)
Non-vested, December 31, 2024	4,147,288	6.65
Options granted	2,467,225	8.76
Options vested	(2,086,563)	6.72
Options forfeited and cancelled	(474,733)	6.36
Non-vested, December 31, 2025	4,053,217	7.84
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

	Year Ended December 31,
	2025	2024	2023

Research and development expense	$12,849	$8,382	$2,404
General and administrative expense	$14,687	$9,041	$5,316
Amounts for equity classified instruments above include stock-based compensation expense relating to RSUs of $10,727 for the year ended December 31, 2025 (2024: $5,813 and 2023: $3,369).
For the year ended December 31, 2025, stock-based compensation expense of $27,069 was recorded in additional paid-in capital and $887 was recorded in the liability classified stock options and ESPP liability accounts (2024: $16,716 in additional paid-in capital and recovery of $211 in liability classified stock options and ESPP liability accounts, 2023: $8,196 in additional paid-in capital and recovery of $630 in liability classified stock options and ESPP liability accounts).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2025	2024	2023
Dividend yield	0%	0%	0%
Expected volatility	63.1%	64.5%	68.1%
Risk-free interest rate	4.32%	4.04%	3.94%
Expected average life of options	6.05 years	6.00 years	5.89 years
Expected Volatility — Volatility is a measure of the amount by which a financial variable such as a share price has fluctuated (historical volatility) or is expected to fluctuate (expected volatility) during a period. The Company has calculated the expected volatility using the volatility of its own stock.

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
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Dividend yield	0%	0%
Expected volatility	55.3%	45.8%
Risk-free interest rate	2.56%	2.90%
Expected average option term	0.90 years	0.85 years
Number of liability classified stock options outstanding	64,402	272,330
The total intrinsic value of stock options exercised during the years ended December 31, 2025, 2024 and 2023 was $14,152, $2,242 and $758 respectively. At December 31, 2025, the unamortized compensation expense related to unvested options was $13,051. The remaining unamortized compensation expense as of December 31, 2025 will be recognized over a weighted-average period of 1.8 years.
f.Employee Stock Purchase Plan (“ESPP”)
The ESPP, as amended, allows eligible employees to acquire common shares at a discounted purchase price of the lesser of (i) 85% of the market price of a common share on the first day of the applicable purchase period and (ii) 85% of the market price of a common share on the purchase date. The ESPP qualifies as an “employee stock purchase plan” within the meaning of Section 423 of the Code for employees who are U.S. taxpayers.
As this plan is considered compensatory, the Company recognizes compensation expense on these awards based on their estimated grant date fair value using the Black-Scholes option pricing model. The Company recognizes compensation expense in the consolidated statements of (loss) income and comprehensive (loss) income on a straight-line basis over the requisite service period. For the year ended December 31, 2025, the Company recorded compensation expense of $498 (2024: $370, 2023: $387) in research and development expense and general and administrative expense accounts. As of December 31, 2025, the total amount contributed by ESPP participants and not yet settled is $670 (December 31, 2024: $577).

11. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships is summarized as follows:

	Year ended December 31,
	2025	2024	2023
Jazz:
Milestone revenue	$—	$25,000	$—
Development support payments	5,616	2,835	52,619
Drug supply for ongoing studies	6,548	19,228	25,662
Credit note for amendment of program	—	—	(20,100)
Other drug supply	2,103	15,464	13,350
Royalties	2,481	100	—

BeOne Medicines Ltd. (previously known as BeiGene, Ltd.) (“BeOne”):
Milestone revenue	20,000	8,000	—
Recognition of deferred revenue	18,334	—	—
Drug supply	762	3,009	1,080
Development support payments	—	—	537
Royalties	271	—	—

Johnson & Johnson Innovative Medicine (previously known as Janssen Biotech, Inc.) (“J&J”):
Milestone revenue	25,000	—	—

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	14,000	2,500	—

Bristol-Myers Squibb (“BMS”):
Option exercise fee	7,500	—	—

Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	3,100	—	—

Merck Sharp & Dohme LLC (“Merck”)
Research period extension fee	250	—	—

Research and development support and other payments	—	168	2,864
	$105,965	$76,304	$76,012
Contract Assets and Liabilities
As at December 31, 2025, contract assets from research, collaboration and licensing agreements were $2.8 million, which is presented within accounts receivable (December 31, 2024: $0.1 million which is presented within accounts receivable) and contract liabilities were $17.0 million (December 31, 2024: $40.2 million). As at December 31, 2025 and 2024, $2.4 million and $25.6 million respectively, of the contract liabilities is classified as short term. Contract liabilities relate to deferred revenue from the BeOne and Jazz agreements described below.

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
In November 2024, the Company recognized milestone revenue of $25.0 million from Jazz in relation to the FDA approval of Ziihera (zanidatamab-hrii) for the treatment of HER2+ BTC. As at December 31, 2025, the Company is eligible to receive up to $500.0 million in certain regulatory milestone payments and up to $862.5 million in potential commercial milestone payments. The Company is eligible to receive tiered royalties between 10% and 20% on Jazz’s annual net sales, with customary reductions in specified circumstances. No commercial milestone payments have been recognized to date.
As at December 31, 2025, contract liabilities under the Amended Jazz Collaboration Agreement include $2.4 million received in relation to drug supply provided to Jazz.
Collaboration and License Agreements with BeOne, Ltd. (“BeOne”)
On November 26, 2018, the Company entered into three concurrent agreements with BeOne whereby the Company granted BeOne royalty-bearing exclusive licenses for the research, development and commercialization of its bispecific therapeutic candidates, zanidatamab (formerly known as “ZW25”) (as amended on March 29, 2021 and August 10, 2021 and as otherwise modified, collectively “Zanidatamab Agreement”) and zanidatamab zovodotin (formerly known as “ZW49”) (as amended on May 25, 2020 and June 2, 2021, collectively “Zanidatamab Zovodotin Agreement”) in Asia (excluding Japan but including the People’s Republic of China, South Korea and other countries), Australia and New Zealand. In addition, the Company also granted BeOne a worldwide, royalty-bearing, antibody sequence pair-specific license to research, develop and commercialize globally three bispecific antibodies generated through the use of the Company’s Azymetric and EFECT platforms, which agreement expired in November 2023.
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
Original License and Collaboration Agreements for Zanidatamab and Zanidatamab Zovodotin
In relation to the Zanidatamab Agreement, the Company identified the following promised goods and services at the inception of the BeOne agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the Joint Steering Committee (“JSC”) and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer are distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities are also distinct together. Remaining deliverables were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation. The consideration of $7.1 million allocated to this performance obligation was recognized as revenue over a two-month period during which the delivery of the license and transfer of the relevant technology occurred. Deliverables of continuing technology transfer and participation in the JSC and other sub-committees together were considered to be a single performance obligation and the consideration allocated to this performance obligation will be recognized as revenue over time as these activities are completed. Remaining deliverables are considered individually distinct and the revenue will be recognized as delivery or transfer of future rights to BeOne occurs.
In March 2020, BeOne dosed the first patient in a two-arm Phase 1b/2 trial evaluating zanidatamab in combination with chemotherapy as a first-line treatment for patients with metastatic HER2+ breast cancer and in combination with chemotherapy and BeOne’s PD-1-targeted antibody tislelizumab as a first-line treatment for patients with metastatic HER2+ GEA. The Company recognized revenue of $5.0 million in relation to this milestone. In November 2020, BeOne dosed the first patient in

South Korea in the pivotal HERIZON-BTC-01 study. The Company recognized revenue of $10.0 million in relation to this milestone. In December 2021, BeOne dosed the first patient in South Korea in the pivotal HERIZON-GEA-01 study and the Company recognized revenue of $8.0 million in relation to this milestone.
In relation to the Zanidatamab Zovodotin Agreement, the Company identified the following promised goods and services at the inception of the BeOne agreement that are material: development and commercial licenses, initial transfer of the Company’s technologies and relevant know-how, continuing technology transfer, participation in the JSC and other sub-committees, manufacturing technology transfer, provision of development supply, provision of commercial supply, and transfer of future rights related to the development and commercial license. The Company concluded that the licenses and initial technology transfer together were distinct together and the continuing technology transfer and the Company’s participation to the JSC and other sub-committees’ activities were also distinct together. Manufacturing technology transfer, provision of development supply and provision of commercial supply were individually determined to be distinct.
Development and commercial licenses as well as initial transfer of technologies and relevant know-how were considered to be a single performance obligation while continuing technology transfer and participation in the JSC and other sub-committees together were considered as a single performance obligation. Remaining deliverables were considered individually distinct.
Termination of BeOne License and Collaboration Agreement Regarding Zanidatamab Zovodotin and Amendment of BeOne License and Collaboration Agreement Regarding Zanidatamab:
On September 18, 2023, Zymeworks BC and BeOne entered into a Termination Agreement (the “Termination Agreement”) relating to the Zanidatamab Zovodotin Agreement. The Termination Agreement does not terminate the Zanidatamab Agreement (as defined below).
Pursuant to the Termination Agreement, the Zanidatamab Zovodotin Agreement is terminated, effective as of September 18, 2023, and is no longer in effect, except that the termination does not relieve the parties from obligations under the Zanidatamab Zovodotin Agreement that accrued prior to the termination and certain other provisions expressly indicated to survive the termination, including certain licenses to BeOne intellectual property with respect to zanidatamab zovodotin.
Under the Zanidatamab Zovodotin Agreement, no performance obligations were completed by the Company as the initial transfer of technologies and relevant know-how was not going to start until the earlier of completion of the Company’s Phase-1 clinical studies for zanidatamab zovodotin or completion of dose escalation studies. Accordingly, no revenue was recognized from the Zanidatamab Zovodotin Agreement to date.
In connection with the entry into the Termination Agreement, on September 18, 2023, Zymeworks BC and BeOne also entered into the Third Amendment to License and Collaboration Agreement (the “Amendment”) relating to the Zanidatamab Agreement. Pursuant to the Amendment, Zymeworks BC is eligible to receive development and commercial milestone payments of up to $144.0 million, together with tiered royalties up to 19.5% of annual net sales in BeOne territories increasing up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars. Pursuant to the Amendment, the remaining provisions of the Zanidatamab Agreement remain unchanged.
The Termination Agreement and the Amendment did not have any financial impact on the Company's financial statements, other than allocation of consideration and performance obligations under the Zanidatamab Zovodotin Agreement to Zanidatamab Agreement. As of December 31, 2025, $14.6 million of the upfront fees is recorded as long-term deferred revenue on the Company’s consolidated balance sheet (December 31, 2024: $18.3 million as deferred revenue in current liabilities and $14.6 million as deferred revenue in long-term deferred revenue). Amounts not expected to be recognized as revenue within the next twelve months of the consolidated balance sheet date are classified as long-term deferred revenue.
In June 2024, the Company recognized $8.0 million of milestone revenue from BeOne in relation to the acceptance by the CDE of the NMPA in China of the BLA for zanidatamab for second-line treatment of HER2+ BTC. In May 2025, the Company recognized $20.0 million in non-refundable milestone revenue from BeOne upon approval of the BLA for zanidatamab for second-line treatment of HER2+ BTC by the NMPA in China. The Company also recognized $18.3 million of deferred revenue in relation to achievement of this milestone.
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
Upon the execution of the Agreement, the Company received an upfront payment of $8.0 million. This agreement was expanded in 2018 to increase the number of programs from eight to ten and to extend BMS’s research period and the Company received an expansion fee of $4.0 million. In June 2020, the Company’s existing collaboration agreement with BMS was amended to expand the license grant to include the use of the Company’s EFECT platform for the development of therapeutic candidates and to extend the research term. The amendment included an upfront expansion fee of $12.0 million paid to the Company and all other financial terms were unchanged. The Company’s performance obligations in relation to the upfront fee were met on the date of amendment. Accordingly, the upfront payment was recognized as revenue during the year ended December 31, 2020. As of December 31, 2025, BMS had exercised two commercial license options and the Company received $15.0 million of option payments in total, but in 2023 BMS stopped development of one of these programs. BMS’s right to exercise options on eight programs expired in 2024 after the conclusion of BMS’s research period. As at December 31, 2025, the Company remains eligible to receive up to $313.0 million for the two remaining programs (or $156.5 million not including the one program for which BMS stopped development in 2023), comprised of development milestone payments of up to $101.5 million per program, and commercial milestone payments of up to $55.0 million per program. In addition, the Company is eligible to receive tiered royalties calculated upon the global net sales of the resulting products. BMS will have exclusive worldwide commercialization rights to products derived from the agreement for those product candidates that BMS elected to exercise its commercial license option. As BMS’s research period has concluded, BMS is solely responsible for the research, development, manufacturing and commercialization of the products.
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

The Company is eligible to receive up to $1.1 billion in milestone and other payments. From contract inception to December 31, 2025, the Company has received an upfront technology access fee payment of $6.0 million. In July 2024, the Company recognized $2.5 million of milestone revenue from GSK in relation to the sequence pair nomination by GSK under the 2016 agreement between the Company and GSK. Furthermore, in January 2025, the Company recognized $14.0 million of milestone revenue associated with a clinical milestone. As of December 31, 2025, the Company is also eligible to receive research milestone payments of up to $35.0 million, development milestone payments of up to $168.5 million and commercial milestone payments of up to $867.0 million. In addition, the Company is entitled to receive tiered royalties in the low to mid-single digits on product sales. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on GSK’s performance.
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
Under the terms of the agreement, the Company was eligible to receive up to $484.7 million in various milestone and other payments. At inception, the Company received an upfront technology access fee payment of $18.0 million. In March 2025, the Company recognized $3.1 million of milestone revenue from Daiichi Sankyo following the first patient dosed in a clinical trial related to the 2018 license agreement between the Company and Daiichi Sankyo. As of December 31, 2025, the Company remains eligible to receive development milestone payments totaling up to $60.3 million and commercial milestone payments of up to $170.0 million. In addition, the Company is eligible to receive tiered royalties ranging from the low single digits up to 10% on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be reduced.
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
The Company was originally eligible to receive up to $1.45 billion in various license and milestone payments. From contract inception to December 31, 2025, the Company has received an upfront payment of $50.0 million and development milestones totaling $33.0 million which included $8.0 million in connection with the initiation of clinical trials of two bispecific antibodies and $25.0 million related to clinical progress of pasritamig entering into a Phase 3 trial in metastatic castration-resistant prostate cancer. Pasritamig is a first-in-class, bispecific T-cell engager targeting human kallikrein 2 (KLK2), engineered using Zymeworks’ Azymetric platform. Janssen has deprioritized the development of one of those two bispecific antibodies, and in 2023 the research program term under the agreement ended with respect to the remaining four bispecific antibodies. As a result, the Company remains eligible to receive development milestone payments of up to $61.0 million and commercial milestone payments of up to $373.0 million ($18.0 million and $186.5 million, respectively, not including the bispecific antibody that Janssen has deprioritized). In addition, the Company is eligible to receive tiered royalties in the mid-single digits on product sales, with the royalty term being, on a product-by-product and country-by-country basis, either (i) for as long as there is Zymeworks platform patent coverage on products, or (ii) for 10 years, beginning from the first commercial sale, whichever period is longer. If there is no Zymeworks patent coverage on products, royalty rates may be potentially reduced. Janssen has the right, prior to the first dosing of a patient in a Phase 3 clinical trial for a product, to buy down the royalty relating to such product by one percentage point with a payment of $10.0 million. The Company determined that, the events and conditions resulting in payments for research, development and commercial milestones solely depend on Janssen’s performance.
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
12. Other Income (Expense), net
Other income (expense), net consists of the following:

	Year ended December 31,
	2025	2024	2023
Foreign exchange (loss) gain	$(610)	$776	$(1,185)
Other	51	(218)	291
	$(559)	$558	$(894)

13. Income Taxes
Loss before provision for income taxes was as follows:

Year Ended December 31,
2025
United States	$(16,809)
Foreign	(62,945)
Loss before income taxes	$(79,754)
Income tax expense is comprised of the following:

Year Ended December 31,
2025
Current tax provision:
Federal	482
State	(15)
Foreign	(898)
Total current tax expense	(431)

Deferred tax provision:
Federal	(845)
State	—
Foreign	(100)
Total deferred tax expense	(945)

Provision for income taxes	$(1,376)

	Year Ended December 31,
	2024	2023
Current income tax expense	$(5,393)	$(189)
Deferred income tax (expense) recovery	(691)	757
Income tax (expense) recovery	$(6,084)	$568
Current income tax expense for the years ended December 31, 2025, 2024 and 2023 arose from the operations of the Company and its wholly owned subsidiaries in Canada, in the United States, in Ireland and in Singapore, as well as withholding taxes paid by the Company abroad in 2025, 2024 and 2023.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	$	Percent
U.S. Federal statutory income tax rate	16,748	21.0%
State & local income tax, net of federal income tax effect (1)	(15)	—%
Foreign tax effects
Canada
Tax rate differential	(3,980)	(5.0)%
Provincial tax rate differential	7,642	9.6%
Changes in valuation allowance	(15,682)	(19.7)%
Effect of cross-border laws	(1,921)	(2.4)%
SR&ED Tax Credits	2,971	3.7%
Stock Based Compensation	(4,065)	(5.1)%
Other	91	0.1%
United Kingdom
Stock Based Compensation	1,047	1.3%
Other	(16)	—%
Other foreign jurisdictions	(208)	(0.2)%
Enactment of new tax laws	—	—%
Effect of cross-border laws
Foreign Base Company Income	(2,006)	(2.5)%
Other	—	—%
Tax Credits	635	0.8%
Changes in valuation allowance	(3,237)	(4.1)%
Non-taxable or non-deductible items	(122)	(0.2)%
Changes in unrecognized tax benefits	(97)	(0.1)%
Other	839	1.1%
Effective Income Tax Rate	(1,376)	(1.7)%
(1) State taxes in New York, New Jersey, and Texas made up the majority of the tax effect in this category for the year ended December, 31 2025.
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
Computed taxes at United States statutory income tax rate	$24,466	$25,041
Non-deductible expenses	(10,508)	(2,696)
Difference between domestic and foreign tax rate	5,360	5,976
Adjustments to prior year	524	48,724
Change in valuation allowance	(28,882)	(78,668)
Change in recognition and measurement of tax positions	(38)	(14)
Changes due to SR&ED and research credits	3,102	2,661
Other	(108)	(456)
Income tax (expense) recovery	$(6,084)	$568

Deferred income tax assets and liabilities result from the temporary differences between the amounts of assets and liabilities recognized for financial statement and income tax purposes. The significant components of the deferred income tax assets and liabilities are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Non-capital losses carried forward	$199,946	$177,660
Deferred revenue	4,596	10,852
Share issuance costs	666	1,360
Property and equipment	—	71
Intangible assets	5,271	4,539
Research and development deductions and credits	57,097	50,415
Stock options	7,724	8,388
Operating lease liability	4,657	4,761
Other	42	202
	$279,999	$258,248
Deferred tax liabilities:
Property and equipment	(243)	(174)
Operating lease right-of-use assets	(4,024)	(4,294)
Outside basis difference in foreign subsidiary	(2,414)	(2,429)
Stock options	—	(2,333)
Other	(182)	(176)
	$(6,863)	$(9,406)
	273,136	248,842
Less: valuation allowance	(274,457)	(249,218)
Net deferred tax (liabilities) assets	$(1,321)	$(376)
Deferred tax assets	$4,707	$4,385
Deferred tax liabilities	(6,028)	(4,761)
Net deferred tax (liabilities) assets	$(1,321)	$(376)
In evaluating the ability to realize the net deferred tax assets, all available positive and negative evidence was considered, including the Company's past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The change in the valuation allowance from December 31, 2024 to December 31, 2025 primarily relates to loss carryforward attributes sustained in the current reporting period that are not more-likely-than-not to be realized.
At December 31, 2025, the Company has net operating losses carried forward for tax purposes in Canada, which are available to reduce taxable income of future years of approximately $737.0 million (December 31, 2024: $658.0 million) expiring commencing 2035 through 2045.
At December 31, 2025, the Company also has unclaimed tax deductions for scientific research and experimental development expenditures of approximately $121.0 million (December 31, 2024: $108.6 million) available to reduce taxable income of future years in Canada, with no expiry. At December 31, 2025, the Company has approximately $28.0 million (December 31, 2024: $25.0 million) of investment tax credits available to offset Canadian federal and provincial taxes payable expiring commencing in 2039 through 2045, and has approximately $1.1 million (December 31, 2024: $0.9 million) of research tax credits available to offset U.S. federal taxes payable expiring commencing in 2042 through 2045.

A reconciliation of total unrecognized tax benefits for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$3,115	$3,077	$3,063
Gross increases related to prior year tax positions	2,364	—	—
Gross decreases to tax positions in prior periods	—	—	—
Gross increases to current period tax positions	97	38	14
Gross decreases due to settlements with taxing authorities	—	—	—
Gross decreases due to statute of limitations lapse	—	—	—
Balance, end of year	$5,576	$3,115	$3,077
Included in the balance of unrecognized tax benefits at December 31, 2025, 2024 and 2023 are potential benefits of nil that, if recognized, would affect the effective tax rate on income from continuing operations. Recognition of these potential benefits would result in a deferred tax asset in the form of net operating loss carry-forward, which would be subject to a valuation allowance based on conditions existing at the reporting date.
The Company recognizes interest expense and penalties related to unrecognized tax benefits within the provision for income tax expense on the consolidated statements of loss and comprehensive loss.
The Company currently files income tax returns in Canada, the United States, the United Kingdom, Ireland and Singapore, the jurisdictions in which the Company believes that it is subject to tax. Further, while the statute of limitations in each jurisdiction where an income tax return has been filed generally limits the examination period, as a result of loss carry-forwards, the limitation period for examination generally does not expire until several years after the loss carry-forwards are utilized. Other than routine audits by tax authorities for tax credits and tax refunds that the Company has claimed, management is not aware of any other material income tax examination currently in progress by any taxing jurisdiction. Tax years ranging from 2006 to 2025 remain subject to Canadian income tax examinations. Tax years ranging from 2022 to 2025 remain subject to U.S. income tax examinations. Tax years ranging from 2022 to 2025 remain subject to United Kingdom income tax examinations. Tax years 2023 to 2025 remains subject to Ireland and Singapore income tax examinations.
The amounts of cash income taxes paid by the Company were as follows:

Year Ended December 31,
2025
Federal	$213
State	17
Foreign
Ireland	72
United Kingdom	1,030
All other foreign	18
Income taxes, net of amounts refunded	$1,350

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

The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	December 31, 2025	December 31, 2024
Operating lease liabilities:
Current portion	$3,471	$2,740
Long-term portion	14,796	15,738
Total operating lease liabilities	$18,267	$18,478
Finance lease liabilities:
Current portion included in other current liabilities	—	28
Long-term portion included in other long-term liabilities	—	28
Total finance lease liabilities	—	56
Total lease liabilities	$18,267	$18,534

Weighted average remaining lease term:
Operating leases	5.2 years	6.4 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.9%	5.4%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed lease payments for the year ended December 31, 2025 was $4,270 (2024: $4,152) and was included in net cash used in operating activities in the consolidated statement of cash flows. In addition, on April 4, 2024, the Company terminated its long-term facility lease in Seattle, pursuant to which the Company paid $6,075 as a termination fee.
As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases
Within 1 year	$4,285
1 to 2 years	4,015
2 to 3 years	3,658
3 to 4 years	5,362
4 to 5 years	2,709
Thereafter	2,935
Total operating lease payments	22,964
Less:
Imputed interest	(4,697)
Operating lease liabilities	$18,267

The cost components of the operating leases were as follows:

	Year Ended December 31,
	2025	2024	2023
Lease expenses:
Operating lease expense	$3,355	$2,447	$7,292
Variable lease expense	2,257	1,969	1,637
Termination of long-term facility lease in Seattle, net	—	1,033	—
	$5,612	$5,449	$8,929
During the year ended December 31, 2025, the Company recognized $316 of impairment losses on its right-of-use assets (2024: nil and 2023: nil).
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
In connection with the Company’s 2016 Kairos acquisition, the Company may be required to make future payments of up to an aggregate of C$8,500, consisting of (i) a C$2,500 payment when the first patient is dosed in the first Phase 2 trial and (ii) a C$6,000 payment when the first patient is dosed in the first Phase 3 trial, to CDRD Ventures Inc. (“CVI”) upon the direct achievement of certain development milestones for products incorporating certain Kairos intellectual property (such as zanidatamab zovodotin or other product candidates using our ZymeLink technology). In addition, CVI is eligible to receive low single-digit royalty payments from the Company on the net sales of such products. For out-licensed products and technologies incorporating certain Kairos intellectual property, the Company may also be required to pay CVI a mid-single digit percentage of certain future revenue. As of December 31, 2025, the contingent consideration had an estimated fair value of nil, (December 31, 2024: nil) (note 9).
The following table presents the changes in fair value of the Company’s liability for contingent consideration:

	Liability at the beginning of the period	Increase (decrease) in fair value of liability for contingent consideration	Amounts paid or transferred to payables	Liability at end of the period
Year ended December 31, 2025	$—	—	—	$—
Year ended December 31, 2024	$1,878	(1,878)	—	$—
Contingencies
From time to time, the Company may be subject to various legal proceedings and claims related to matters arising in the ordinary course of business. The Company does not believe it is currently subject to any material matters where there is at least a reasonable possibility that a material loss may be incurred.

16. Business Segments
The Company operates and manages its business in a single reportable segment, which is the Management of a portfolio of licensed healthcare assets and development of novel multifunctional biotherapeutics (the “biotherapeutics segment”).
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
The Company’s Chief Operating Decision Maker ("CODM”) is the Chair of the Board of Directors and Chief Executive Officer. The CODM assesses performance for the biotherapeutics segment and decides how to allocate resources based on the results of our strategic planning, with segment (loss) income being used to monitor performance against the budgeted costs of that strategy. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Revenue and net income for the Company's biotherapeutics segment are shown below:

	Year Ended December 31,
	2025	2024	2023

Revenue from research and development collaborations	$105,965	$76,304	$76,012

Segment expenses:
Zanidatamab	(1,828)	11,939	44,751
ZW171	9,672	7,151	10,686
ZW191	12,129	8,379	11,714
ZW220	2,922	13,824	1,585
ZW251	11,304	8,103	686
Zanidatamab zovodotin	364	6,595	8,046
Expense for other preclinical and research programs	31,114	17,389	7,819
Salaries and benefits	51,023	50,678	49,931
Other research and development expense	20,581	17,949	19,128
Other general and administrative expense	25,474	29,522	40,823

Total segment expenses	162,755	171,529	195,169

Segment loss	(56,790)	(95,225)	(119,157)

Reconciling items:
Depreciation and amortization	(7,725)	(8,684)	(10,164)
Stock-based compensation expense	(28,034)	(17,792)	(8,102)
Change in contingent consideration	—	1,878	(630)
Impairment	—	(17,287)	—
Interest income	13,354	19,941	19,705
Other income (expense), net	(559)	558	(894)
Income tax (expense) recovery, net	(1,376)	(6,084)	568

Net (loss) income	$(81,130)	$(122,695)	$(118,674)

17. Subsequent event

On March 2, 2026, Zymeworks BC entered into a sale agreement (the “Sale Agreement”) with Zymeworks Royalty Limited Partnership (the “Subsidiary”) a special purpose entity newly formed by Zymeworks BC and by its general partner Zymeworks General Partner ULC (“Zymeworks GP”). Under the Sale Agreement, Zymeworks BC sold to the Subsidiary a 30% interest in future royalties from the license agreements with Jazz Pharmaceuticals Ireland Limited (“Jazz”) and BeOne Medicines Ltd. (“BeOne”) relating to Ziihera (zanidatamab‑hrii), not to exceed 120% of the maximum amount payable (excluding indemnification and other similar obligations) by the Subsidiary under the Loan Agreement (defined below) (such 30% interest, the “Transferred Royalty Interest”).
Following the transfer, the Subsidiary entered into a loan agreement (the “Loan Agreement”) with Royalty Pharma Development Funding, LLC (“Royalty Pharma”), acting as administrative agent and lender, pursuant to which the Subsidiary borrowed $250.0 million in a non‑recourse, secured term loan (the “Loan”). The loan bears fixed interest and matures on December 31, 2042. Under the terms of the Loan Agreement, the amount payable to Royalty Pharma no later than the Maturity Date is approximately $481.3 million, provided that if the Loan is repaid in full on or before December 31, 2033, the amount payable to the Lenders is $412.5 million, in each case inclusive of all applicable interest, yield protection premiums, early redemption fees, exit fees and other amounts payable under the Loan Agreement (excluding indemnification and similar obligations). Amounts repaid may not be reborrowed.
The Loan Agreement is fully non‑recourse to Zymeworks BC and Zymeworks Inc. and is secured solely by the Subsidiary’s assets, including the Transferred Royalty Interest, related rights under the Sale Agreement, and the deposit account used to receive royalty payments.
The Sale Agreement and Loan Agreement contain customary covenants and restrictions, including certain transfers, additional indebtedness, and related matters. In the event of certain defaults, such as termination of either Covered Agreement, specified breaches, or a change of control of the Company, Royalty Pharma may declare all outstanding principal, accrued interest, and applicable fees immediately due and enforce its rights against the collateral securing the loan.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, with the participation of our Chief Executive Officer and interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act.
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at December 31, 2025. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
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
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART III
Item 10.    Directors, Executive Officers and Corporate Governance
Board of Directors
The following table sets forth the names, ages and positions of the members of our board of directors as of February 28, 2026.

Name	Age	Position(s)
Kenneth Galbraith	63	Chief Executive Officer, President, interim Chief Financial Officer and Chair of the Board of Directors
Carlos Campoy(1)	61	Director
Alessandra Cesano(2)	65	Director
Brian N. Cherry(4)	51	Director
Gregory A. Ciongoli(1)(2)	50	Director
Robert E. Landry(1)(3)	62	Director
Susan Mahony(3)	61	Director
Kelvin Neu	52	Director
Oleg Nodelman(2)(3)	49	Director
________________________
(1) Member of the audit committee.
(2) Member of the nominating and corporate governance committee.
(3) Member of the compensation committee.
(4) Mr. Cherry has been appointed as a member of the Company’s audit committee, effective immediately following the filing of this Annual Report on Form 10-K with the Securities and Exchange Commission.
There are no family relationships among any of the directors or executive officers.
Kenneth Galbraith
Mr. Galbraith is 63 years old and has served as our Chief Executive Officer and Chair of our board of directors since January 2022. In addition, Mr. Galbraith has served as our President since June 2023 and previously served as our President from January 2022 to August 2022. Mr. Galbraith has served as our interim Chief Financial Officer since January 2026 and previously served as our interim Chief Financial Officer from April 2024 to September 2024. Mr. Galbraith was a Managing Director at Five Corners Capital, Inc., which he founded in 2013, from February 2021 until January 2022. He served as Executive in Residence at Syncona Investment Management Limited (“SIML,” a subsidiary of Syncona Limited, a company that builds a portfolio of life sciences businesses), from April 2021 until January 2022. He has served as an advisor to SIML since May 2023 and as a director of SIML since November 2024, including as Chair since February 2025. He served as Chief Executive Officer of Liminal BioSciences Inc. (formerly Prometic Life Sciences Inc.), a publicly held company, from April 2019 to November 2020, continuing as an advisor to that company from November 2020 to February 2021. He also served as Chief Executive Officer of Fairhaven Pharmaceuticals Inc. from June 2017 to April 2019. Mr. Galbraith has served as a director of several publicly held companies, including MacroGenics, Inc. from July 2008 until January 2022, Profound Medical Corp. from January 2017 to May 2023, and Celator Pharmaceuticals, Inc. from July 2008 to October 2013. He has also served as a director of several privately held companies. Previously, he joined Ventures West Capital in 2007 and founded Five Corners Capital Inc. in 2013 to manage the continued operations of the Ventures West Investment Funds. Mr. Galbraith has over 35 years of experience serving as an executive, director, investor and adviser to companies in the biotechnology, medical device, pharmaceutical and healthcare sectors. Mr. Galbraith received his B.Comm. from the University of British Columbia.

Based on Mr. Galbraith’s depth of experience in the biotechnology industry, ranging from executive officer to director roles, the board of directors believes Mr. Galbraith has the appropriate set of skills to serve as a member of our board of directors.
Carlos Campoy
Mr. Campoy is 61 years old and has served as a member of our board of directors since June 2023. Mr. Campoy also serves as a member of the board of directors of Hunter Industries Inc. Mr. Campoy served as Chief Financial Officer of CytomX Therapeutics, Inc. from March 2020 through September 2022. Prior to CytomX Therapeutics, Mr. Campoy served as the Chief Financial Officer of Alder BioPharmaceuticals, Inc., a public biopharmaceutical company acquired in October 2019 by Lundbeck A/S, from December 2018 to November 2019. During his time at Alder BioPharmaceuticals, Mr. Campoy led the finance organization and readied the company for commercial launch of its lead program, eptinezumab. Prior to Alder BioPharmaceuticals, Mr. Campoy was a partner at Think Forwards, a boutique financial consulting firm, from September 2017 to December 2018. Prior to his position at Think Forwards, Mr. Campoy held the role of vice president of finance at Allergan plc from July 2014 to November 2016. Prior to joining Allergan, Mr. Campoy held senior financial leadership positions at Eli Lilly and Company from 1996 to 2014, including Chief Financial Officer of Eli Lilly Japan K.K. Mr. Campoy is NACD Directorship Certified and holds a Certified Management Accountant (CMA) designation. Mr. Campoy received his M.B.A. in Finance and Decision Information Systems from Indiana University and his B.S. in Management from Faculdade de Ciências Contábeis e de Administração de Empresas de Tupã (FACCAT), in São Paulo, Brazil.
The board of directors believes that Mr. Campoy is qualified to serve on our board of directors because of his extensive strategic and financial leadership experience in the pharmaceutical and biotechnology sectors.
Alessandra Cesano
Dr. Cesano is 65 years old and has served as a member of our board of directors since February 2024. Dr. Cesano has served as an advisor to General Catalyst, a venture capital investment firm, since February 2025. Dr. Cesano served as the Chief Medical Officer of ESSA Pharma Inc., a pharmaceutical company developing therapies for the treatment of prostate cancer, from July 2019 to May 2025. Previously, Dr. Cesano was the Chief Medical Officer of NanoString Technologies, Inc., a biotechnology company that develops translational research tools, from July 2015 to July 2019, where she focused on development of translational and diagnostic multiplexed assays for the characterization and measurement of mechanisms of immune response and resistance. Prior to NanoString, Dr. Cesano was Chief Medical Officer at Cleave Biosciences, Inc., a biopharmaceutical company focusing on protein therapies for the treatment of cancer and neurodegenerative diseases, and before that she served as Chief Medical Officer and Chief Operations Officer at Nodality, Inc., where she built and led the Research & Development group, while providing the overall clinical vision for the organization. Dr. Cesano has also held various management positions at Amgen Inc., Biogen Inc. (formerly Biogen Idec) and SmithKline Beecham Pharmaceuticals, where she helped to advance various oncology drugs through late-stage development and FDA approvals. She currently serves as associate editor for the Biomarker section of the Journal for ImmunoTherapy of Cancer and co-chair of the Society for Immunotherapy of Cancer (SITC) regulatory committee. She has been an author on more than 140 publications. Dr. Cesano has served as a director at Puma Biotechnology, Inc. since July 2022 and as a director of Summit Therapeutics Inc. since November 2022. Dr. Cesano received an M.D. summa cum laude, a board certification in oncology and a Ph.D. in Tumor Immunology from the University of Turin, Italy.
The board of directors believes that Dr. Cesano is qualified to serve on our board of directors because of her extensive experience in biotechnology research and development and oncology.
Brian N. Cherry

Mr. Cherry is 51 years old and has served as a member of our board of directors since January 2026. Mr. Cherry has spent more than 25 years investing in and helping build businesses across a wide range of industries including healthcare, industrials, business services, financial services and consumer products. He has led buyout and growth equity investments in companies totaling over $25 billion in enterprise value. Since 2024, Mr. Cherry has served as the Founder and Principal of Flyway Holdings, a family office investment platform. Previously, Mr. Cherry was a Managing Partner at Oak Hill Capital, a private equity firm, from 2014 until 2024. His board experience includes positions with more than ten private companies and philanthropic organizations, including the U.S. Air Force Academy Foundation, and the Undergraduate Financial Aid Leadership Council at the University of Pennsylvania. Mr. Cherry earned his BA from Princeton University and his MBA from The Wharton School at the University of Pennsylvania.
The board of directors believes that Mr. Cherry is qualified to serve on our board of directors because of his extensive investment and leadership experience.

Gregory A. Ciongoli
Mr. Ciongoli is 50 years old and has served as a member of our board of directors since August 2025. Mr. Ciongoli is currently the Founder and Managing partner at Adiumentum Capital Management, a Boston-based investment firm, and has served in that role since March 2024. Mr. Ciongoli has also served on the board of directors of Atara Biotherapeutics since September 2024, including as board chair since September 2025. Mr. Ciongoli served as a Public Group Investing Partner at the Baupost Group from 2007 to 2024. Mr. Ciongoli has served on the board of directors of Pelotero Corp. since March 2020, 33rd Team since September 2022, and Wavebreak Therapeutics since August 2017, and served as a board observer at Viasat Inc. from October 2018 to May 2023. In addition, Mr. Ciongoli previously served as a board observer at Idenix Pharmaceuticals, Intarcia Therapeutics, Keryx Biopharmaceuticals, Orexigen Therapeutics and Translate Bio. Earlier in his career, Mr. Ciongoli held the position of Director in the Event-Driven Equity Group at Sowood Capital Management from 2005 to 2007 and worked as an Investment Analyst at Vinik Asset Management from 2003 to 2005 and at Thomas H. Lee Partners from 1999 to 2001. Mr. Ciongoli began his career as a Financial Analyst in the Healthcare Investment Banking Group at Goldman, Sachs & Co. from 1997 to 1999. Mr. Ciongoli also serves as the Chair of the Advisory Board for the James Madison Program in American Ideals and Institutions at Princeton University, and is actively involved in a number of local not-for-profit organizations. Mr. Ciongoli earned a Master in Business Administration degree from Harvard Business School in June 2003 and earned his Bachelor of Arts degree from the Woodrow Wilson School of Public and International Affairs at Princeton University in 1997.
The board of Directors believes that Mr. Ciongoli is qualified to serve on our board of Directors because of his extensive strategic leadership experience in the pharmaceutical sector.
Robert E. Landry
Mr. Landry is 62 years old and has served as a member of our board of directors since August 2025. Mr. Landry served as the Executive Vice President and Chief Financial Officer at Regeneron Pharmaceuticals, Inc., from September 2013 to January 2024. Prior to his time at Regeneron, Mr. Landry served from January 1988 to August 2013 as the Senior Vice President, Treasurer, Senior Vice President, Finance, and in other various corporate roles at Pfizer (formerly Wyeth). Mr. Landry started his career at Coopers & Lybrand, now PricewaterhouseCoopers LLP. Mr. Landry also currently serves on the board of directors of Cytokinetics, Inc., a late-stage biopharmaceutical company. Mr. Landry is a Certified Public Accountant in New York (inactive) and attended the University of Notre Dame, where he earned a B.B.A. in accounting in 1986.
The board of directors believes that Mr. Landry is qualified to serve on our board of directors because of his extensive financial and leadership experience, in addition to his knowledge of our industry.
Susan Mahony
Dr. Mahony is 61 years old and has served as a member of our board of directors since June 2019 and as Lead Independent Director of our board of directors since December 2023. Dr. Mahony is an executive with over 30 years of experience in pharmaceutical and life sciences companies. Dr. Mahony served as Senior Vice President of Eli Lilly and Company and President of Lilly Oncology from February 2011 until August 2018. She joined Lilly in 2000, holding senior leadership positions in product development, marketing, human resources, and general management. Prior to joining Lilly, Dr. Mahony served in sales and marketing roles in Europe for over a decade for Schering-Plough, Amgen, and Bristol-Myers Squibb. Dr. Mahony has served on the board of directors of Assembly Biosciences, Inc. since December 2017, on the board of directors of Axsome Therapeutics, Inc. since October 2023, and on the board of directors of Catalent, Inc. since February 2025. She previously served on the board of directors of Horizon Therapeutics Public Limited Company from August 2019 to October 2023 (acquired by Amgen Inc.) and on the board of directors of Vifor Pharma from May 2019 until August 2022 (acquired by CSL Limited). Dr. Mahony received a B.Sc. and a Ph.D. from Aston University and an M.B.A. from London Business School. Dr. Mahony is NACD Directorship Certified.
Based on Dr. Mahony’s extensive experience in management at public pharmaceutical companies, together with her experience serving on the board of directors of public and private companies, our board of directors concluded that she should serve as a director due to our business focus and strategy.
Kelvin Neu
Dr. Neu is 52 years old and has served as a member of our board of directors since March 2020. Dr. Neu is Founder and Chief of Herringbone, a life sciences innovation practice established in February 2022. Dr. Neu is also Co-Founder and Director of QDX Pte. Ltd., and QDX Technologies Pte. Ltd. (which work in the area of computational drug discovery) and XBI

Biosciences LLC (a therapeutics development company). Previously, Dr. Neu was a Partner at Baker Bros. Advisors LP, a registered investment adviser, where he worked from 2004 until 2021. Dr. Neu previously served on the board of directors of IGM Biosciences from 2019 to 2021, Prelude Therapeutics from 2016 to 2021, Idera Pharmaceuticals, Aquinox Pharmaceuticals and XOMA Corporation. Dr. Neu holds an M.D. from the Harvard Medical School-MIT Health Sciences and Technology program, and spent three years in the Immunology Ph.D. program at Stanford University as a Howard Hughes Medical Institute Fellow. Dr. Neu holds an A.B. (summa cum laude) from Princeton University, where he was awarded the Khoury Prize for graduating first in his department of Molecular Biology.
The board of directors believes that Dr. Neu is qualified to serve on our board of directors because of his extensive investment and leadership experience, knowledge of our industry, and educational background in biology and biotechnology.
Oleg Nodelman
Mr. Nodelman is 49 years old and has served as a member of our board of directors since February 2025. Since October 2013, Mr. Nodelman has served as the Founder and Portfolio Manager of EcoR1 Capital LLC, a biotech-focused investment advisory firm established in 2013, and one of our principal stockholders. Previously, Mr. Nodelman served as a Portfolio Manager at BVF Partners from 2001 to 2012. Mr. Nodelman earned a B.S.F.S. in Science and Technology from Georgetown University, School of Foreign Service in 1999. Mr. Nodelman has served on the board of Galapagos NV since October 2024, AnaptysBio since April 2021, and Aktis Oncology since March 2021. He previously served on the board of directors of Prothena Corporation plc from December 2019 to December 2024, Nuvation Bio Inc. from February 2021 to December 2023 and Panacea Acquisition Corp. II from April 2020 to February 2021. On December 13, 2024, the Enforcement Committee of the Autorité des Marchés Financiers (“AMF”), the entity that regulates the French financial markets, fined Mr. Nodelman and EcoR1 Capital LLC (the “Fund”) €3.0 million and €7.0 million, respectively, for violations of applicable market abuse regulations and failures to comply with reporting obligations for holders that exceed or fall below ownership of five percent of an issuer’s equity capital that is listed on Euronext Paris. Mr. Nodelman and the Fund disagree with the AMF’s ruling and, in February 2025, submitted an appeal, which they intend to vigorously pursue.
The board of directors believes that Mr. Nodelman is qualified to serve on our board of directors because of his extensive investment and leadership experience, in addition to his knowledge of our industry.
Executive Officers
The following table sets forth the names, ages and positions of our executive officers as of February 28, 2026.

Name	Age	Position(s)
Kenneth Galbraith	63	Chief Executive Officer, President, interim Chief Financial Officer and Chair of Board of Directors
Paul A. Moore, Ph.D.	59	Chief Scientific Officer
Mark Hollywood	57	Executive Vice President and Chief Operating Officer
Sabeen Mekan, M.D.	46	Senior Vice President and Chief Medical Officer
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
Mark Hollywood
Mr. Hollywood joined Zymeworks in March 2019 as Senior Vice President, Technical and Manufacturing Operations, was promoted to Executive Vice President and Head of Technical and Manufacturing Operations in January 2023, and became our Executive Vice President and Chief Operating Officer in January 2026. Mr. Hollywood has over 25 years of experience in the biopharmaceutical industry, most recently as Vice President and Head of ZymoGenetics (a Bristol-Myers Squibb company), where he oversaw biologics development, manufacturing, quality, and supply chain operations. He joined ZymoGenetics in 2010 and led technical operations for a portfolio of clinical and commercial products, and was responsible for building and managing a multi-host drug substance manufacturing facility. Mr. Hollywood has a wealth of experience in operations management, having held positions of increasing responsibility in process science, manufacturing, quality, and regulatory compliance at organizations including Amgen, Dendreon and Centeon (a Rhone-Poulenc Rorer and Hoescht company). Mr. Hollywood has a Bachelor of Science degree in Biological Sciences from Western Illinois University.

Sabeen Mekan

Dr. Mekan joined Zymeworks in April 2025 as Senior Vice President of Clinical Development. Dr. Mekan was promoted to Senior Vice President and Chief Medical Officer in February 2026. Dr. Mekan previously served as Executive Director, Global Development Lead for the lung and gastrointestinal cancer franchises with Gilead Sciences based in the U.S. Prior to Gilead, she was the Senior Medical Director, Oncology R&D at Daiichi Sankyo U.S. responsible as global clinical development lead for two antibody-drug conjugates. She began her pharmaceutical career as a Medical Director with Bristol-Myers Squibb with a focus on immune-oncology. Before joining the pharmaceutical industry, she served as an Assistant Professor at Hofstra North Shore LIJ School of Medicine and Attending Hematologist/Oncologist at North Shore Long Island Jewish Hospital in New York City. Dr. Mekan completed her residency in Internal Medicine at the University of Cincinnati, OH, and a fellowship in Hematology and Oncology at the Staten Island University Hospital of Northshore-LIJ Health System (now Northwell Health). She is board-certified in Internal Medicine, Oncology and Hematology and has authored numerous publications.
Governance
Code of Conduct and Ethics
Our board of directors has adopted corporate governance guidelines that set forth expectations for directors, director independence standards, board committee structure and functions, and other policies for our governance. It also has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that applies to members of our board of directors, our executive officers and all of our employees. Several standing committees (audit, compensation, and nominating and corporate governance) assist our board of directors in carrying out its responsibilities. Each standing committee operates under a written charter adopted by our board of directors. The full text of our Code of Conduct is posted on our website at www.zymeworks.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendments to, or waiver from, a provision of the Code of Conduct by posting such information on the website address and location specified above. Paper copies of the Code of Conduct, as well as our governing documents (including our certificate of incorporation and bylaws) may be obtained upon request by writing to: Corporate Secretary, Zymeworks Inc., 108 Patriot Drive, Suite A, Middletown, Delaware 19709.
Audit Committee
Our audit committee currently consists of Mr. Campoy, Mr. Ciongoli and Mr. Landry. Mr. Campoy serves as the chair of our audit committee. Our board of directors has determined that each of Mr. Campoy and Mr. Landry is an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC, and possesses financial sophistication, as defined under the rules of the Nasdaq Global Select Market. The members of our audit committee are “independent” for audit committee purposes, as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and have sufficient knowledge in financial and auditing matters to serve on the audit committee.

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
•review and monitor compliance with our Code of Conduct;
•review, approve and monitor related party transactions involving directors, executive officers or beneficial owners of more than 5% of any class of our voting securities;
•review, with the Company’s counsel, on a regular basis, any reports of whistleblowing, including all reports made to the Company’s anonymous and confidential helpline pursuant to our Whistleblower Policy; and
•prepare the audit committee report required by SEC rules to be included in our proxy statement for the annual meeting of stockholders, and perform other duties and responsibilities as are enumerated in or consistent with the audit committee’s charter.
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
Our audit committee held five meetings during the year ended December 31, 2025.
Delinquent Section 16(a) Reports
Section 16(a) of the Exchange Act requires that our directors and executive officers, and persons who own more than 10% of our common stock, file reports of ownership and changes in ownership with the SEC. Based on our review of such filings and written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2025, all directors, executive officers and greater than 10% stockholders complied with all Section 16(a) filing requirements applicable to them.
Insider Trading Policy
We have adopted an insider trading policy (the “Insider Trading Policy”) that governs the purchase, sale, and other dispositions of our securities by directors, officers, employees, and other personnel that we determine should be subject to our Insider Trading Policy (such as certain contractors and consultants) and that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable stock exchange listing requirements. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to our company’s trading in its own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

Item 11.    Executive Compensation
Discussion of Executive Compensation Practices
This section describes our executive compensation philosophy and how we implemented it through our 2025 compensation program for our named executive officers. The named executive officers for 2025 are:
•Kenneth Galbraith, our Chief Executive Officer, President, Chair of the Board of Directors and interim Chief Financial Officer;
•Paul A. Moore, Ph.D., our Chief Scientific Officer; and
•Jeffrey Smith, M.D., our former Executive Vice President and Chief Medical Officer.
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
2025 Advisory Vote on Executive Compensation
At our 2025 annual general meeting, we conducted an advisory vote on named executive officer compensation. At that meeting, 94.06% of the votes cast on the advisory vote proposal were supportive of our named executive officer compensation program as disclosed in our 2025 proxy statement. Our next advisory vote on named executive officer compensation will be held at our 2026 annual general meeting.
The compensation committee reviewed the advisory vote results in the context of our overall compensation philosophy and programs, and based on the level of support, determined that no significant changes to our compensation policies and programs were necessary to address the results of the stockholder advisory vote. The compensation committee will continue to consider the results from future stockholder advisory votes on named executive officer compensation and other relevant market developments affecting named executive officer compensation to determine whether any subsequent changes to our named executive officer compensation programs and policies would be warranted to reflect any stockholder concerns reflected in those advisory votes or to address market developments. We frequently engage in stockholder outreach and discuss a wide range of topics, including discussions regarding compensation-related matters. We take our say-on-pay vote results seriously and will continue to consider the feedback we receive from stockholders and use such feedback to inform the compensation committee’s deliberations and decisions with respect to our executive compensation practices.
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
•evaluate and reward executive performance on the basis of achievement of corporate goals and key financial measurements which we believe closely correlate to long-term stockholder value; and
•tie compensation awards directly to corporate goals and key financial measurements with evaluations based on achieving and overachieving predetermined objectives.
Role of the Compensation Committee
During 2025, the compensation committee’s work included the following:
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
•Executive Compensation – The compensation committee reviewed the corporate goals and objectives applicable to the compensation of the Company’s executives and evaluated the executives’ performance in light of those goals and objectives. Based on this review and evaluation, the compensation committee approved the 2025 compensation for the Company’s executives, including each of the named executive officers.
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
Independent Compensation Consultant
In 2025, the compensation committee retained the Talent Solutions practice at Aon plc, as an independent consultant to the compensation committee to conduct competitive reviews and assessments of Zymeworks’ executive compensation program and recommend go-forward strategies. The compensation committee made the decision to retain Aon in its sole discretion and was directly responsible for the appointment, compensation and oversight of Aon’s work. The compensation committee is involved in and approves the adoption of the following procedures during Aon’s assessments:
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
In 2025, Aon was retained to review the salaries, bonuses and equity plan levels and participation of executive employees, as well as equity plan levels and participation of employees below the executive level. Zymeworks’ management did not make or recommend such engagements and all such other services were approved by the compensation committee. Except as discussed below, Aon did not perform other services to the Company other than as a compensation consultant. The compensation committee determined Aon to be independent after evaluating the factors required under the applicable listing standard.
In addition to Aon’s services related to determining or recommending the amount or form of executive and non-employee director compensation, management has engaged Aon to perform unrelated broad-based compensation services and risk brokerage services (which included global risk in Canada and the United States). In 2025, fees paid to Aon for these unrelated broad-based compensation and risk brokerage services did not exceed $120,000 in the aggregate. The compensation committee was informed about these services.
Peer Companies and Use of Market Data
We compare our executive compensation program to those of a group of peer companies (North American biotechnology companies of a similar size and stage of development). The first step in the process is that the compensation committee, with the support of Aon and management, reviews trends in biotechnology compensation practices and reviews and approves the list of peer companies used for benchmarking. As part of its analysis in 2024 related to 2025 compensation, Aon collected and analyzed compensation information from a comparative group of biotechnology companies, or peer group, approved by the compensation committee. The compensation committee evaluates the criteria used in establishing the peer group at least annually. The compensation committee seeks input from management in addition to Aon to ensure the peer group is consistent with our current business objectives and strategy.
The list of peer companies is approved based on various factors including industry classification, market capitalization, headcount and stage of development. In September 2024, with assistance from Aon, the compensation committee approved a peer group consisting of publicly traded, pre-commercial biopharmaceutical companies:
•with an emphasis on developmental stage companies with Phase 3 clinical trials and companies with pending new drug applications (“NDAs”) or BLAs;
•with market capitalizations generally between $200 million and $2.0 billion (based on the Company’s then-current 30-day average market capitalization of approximately $744 million);
•with generally between 100 and 800 employees; and
•that are located in Canada and the United States, with a focus on companies headquartered in biotechnology hub markets.
Based on these criteria, in September 2024, the compensation committee approved the following peer group set forth below and used this peer group to inform compensation decisions for 2025:

Alector, Inc.	Erasca(1)	Relay Therapeutics
AnaptysBio, Inc.	IGM Biosciences, Inc.	Replimune Group, Inc.
Arcus Biosciences(1)	Immunome(1)	Sutro Biopharma, Inc.
Bicycle Therapeutics	Iteos Therapeutics	Syndax Pharmaceuticals(1)
C4 Therapeutics	Kura Oncology, Inc.	Xencor
Cogent Biosciences	MacroGenics, Inc.
Cullinan Therapeutics(1)	REGENXBIO Inc.
________________________
(1) Added to the peer group in September 2024. The following companies were deleted from the peer group approved in September 2024: Adaptimmune Therapeutics plc, Atara Biotherapeutics, Inc., Gossamer Bio, Inc., Mersana Therapeutics, Inc., NGM Biopharmaceuticals, Inc. and Repare Therapeutics Inc.
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
Components of Compensation Package
In 2025, our executive compensation program consisted of three major components:
•base salary;
•annual cash bonuses based on a comparison of corporate performance to pre-set goals and objectives; and
•long-term incentives, which in 2025, consisted of grants of stock options and time-based restricted stock units.

In making 2025 compensation decisions, our compensation committee believed that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and Company-wide performance, our recruiting and retention goals, internal equity and consistency, and other information it deems relevant. As it evaluated executive compensation in 2025, the compensation committee believed that in the biopharmaceutical/biotechnology industry, long-term incentives such as stock options and restricted stock units are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses.
The primary components of our 2025 executive compensation program are described in more detail below.
Base Salary
Annual base salary is designed to provide a competitive fixed rate of pay recognizing different levels of responsibility and performance within Zymeworks. This compensation component helps us to attract and retain highly qualified executives who have a history of proven success. In determining whether to increase the base salary for a particular executive, our compensation committee in discussions with our Chief Executive Officer (for executives other than the Chief Executive Officer) considers a variety of factors, including performance, length of service and criticality of role. The determination of base salary affects the amount of an executive’s cash bonus. The table below shows the base salaries of our named executive officers for 2025:

Name and Principal Position	2025 Base Salary ($)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors(1)	655,000
Paul A. Moore, Chief Scientific Officer	495,000
Jeffrey Smith, Former Chief Medical Officer(2)	485,000
________________________
(1) Mr. Galbraith has also served as our interim Chief Financial Officer, principal financial officer and principal accounting officer since January 2026.
(2) Dr. Smith retired from his position as our Executive Vice President and Chief Medical Officer effective January 31, 2026.
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
Named executive officers are eligible to receive an amount targeted at a pre-determined percentage of their base salary established at the beginning of each year. The compensation committee set annual target bonuses for each of Mr. Galbraith, Dr. Moore and Dr. Smith in January 2025 as follows:

Name and Principal Position	2025 Target Bonus (% of Base Salary)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors(1)	60%
Paul A. Moore, Chief Scientific Officer	45%
Jeffrey Smith, Former Chief Medical Officer(2)	45%
________________________
(1) Mr. Galbraith has also served as our interim Chief Financial Officer since January 2026.
(2) Dr. Smith retired from his position as our Executive Vice President and Chief Medical Officer effective January 31, 2026.

At the beginning of each year, the compensation committee approves, or recommends that the board of directors approve, performance targets that are tied to the level of achievement of corporate and/or individual goals, and the compensation committee approves the weighting assigned to each goal. For 2025, the corporate and individual weighting was 100% corporate and 0% individual for all named executive officers. Achievement of corporate goals was a precondition for payment of bonuses with respect to 2025. Our compensation committee believed that this mix was appropriate in order to incentivize our management team to achieve our key corporate objectives.
After the end of the year, the compensation committee determines the performance bonus payable to each named executive officer based on the results achieved as compared to the performance targets established for a particular year. Depending on level of achievement, named executive officers may earn up to 150% of their respective target bonuses. There is no minimum bonus payable.
2025 Company Corporate Goals and Achievement
In December 2024, the board of directors (with input from members of the compensation committee) approved, and in January 2025, the members of the compensation committee updated, corporate goals for 2025 that were grouped into five main categories: (i) Ziihera, (ii) Finance and Partnerships, (iii) Clinical Development, (iv) Pre-Clinical Development and (v) Talent.
In January 2026, the compensation committee reviewed our performance against the corporate goals under the 2025 bonus plan, and determined that these goals were achieved at the 87.75% level. Additional detail on these goals and the assessed achievement is set forth in the table below:

2025 Corporate Goal Category	Key Elements of Goal	Target Weight of Goal	Assessed Achievement
Ziihera	1L GEA topline data announced by our partner Jazz	10% for base goals	10.00%
	Recognition of $20.0 million milestone for late-line BTC in China from our partner BeOne

Finance and Partnerships	Securing additional financing, including through partnerships and other non-dilutive methods, as well as related stretch goals	25% for base goals; an additional 24.5% for stretch goals	6.75%

Clinical Development	Advance various clinical trials of early-stage candidates, including: (i) dose escalation cohort completion; (ii) first patient dosed; (iii) IND approvals; and (iv) related stretch goals	45% for base goals; an additional 16.25% for stretch goals	47.50%

Preclinical Development	Goals relating to: (i) toxicology studies, including those relating to initiation or completion of non-human primate GLP studies; (ii) candidate selection; and (iii) related stretch goals	15% for base goals; an additional 9% for stretch goals	21.00%

Talent	Goals relating to: (i) employee retention; and (ii) achievement of standards relating to corporate culture.	5% for base goals	2.50%

Total		100% for base goals; bonuses capped at 150%	87.75%
The Company performed well against its 2025 corporate goals with respect to Ziihera, Clinical Development and Pre-Clinical Development. The Company did not fully achieve its 2025 corporate goals with respect to Finance and Partnerships, given various factors, including changes in the competitive landscape and financial markets impacting the timing of potential partnerships and financing opportunities. While the Company performed well in its Talent retention goals, we did not fully meet our Talent goals related to maintaining and enhancing our corporate culture and this will be a continued focus for us in the future. Given the Company’s strong overall performance against its 2025 corporate goals, the compensation committee determined that these goals were achieved at the 87.75% level and approved 2025 bonuses for our named executive officers as follows:

Name and Principal Position	2025 Bonus ($)(1)
Kenneth Galbraith, Chief Executive Officer, President and Chair of Board of Directors	344,858
Paul A. Moore, Chief Scientific Officer	195,463
Jeffrey Smith, Former Chief Medical Officer	191,514
________________________
(1) Bonus amounts for all named executive officers are determined in U.S. dollars, and the table above reflects this determination in U.S. dollars. However, the bonus amount for Mr. Galbraith was paid in British pounds, the bonus amount for Dr. Moore was paid in Canadian dollars and the bonus amount for Dr. Smith was paid in Euros. The U.S. dollar figures reported in the Summary Compensation Table under the column header titled “Non-Equity Incentive Plan Compensation” vary from the figures in the table above due to the impact of foreign currency conversions. For additional information on foreign currency conversion rates, see “–Summary Compensation Table.”
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
The Company granted a mix of stock options and time-based restricted stock units to Mr. Galbraith, Dr. Moore and Dr. Smith in January 2025. The compensation committee believes this approach aligns the interests of our executives (including those of our named executive officers) with our stockholders’ interests by rewarding for improvements in stock price over a period of time. The Company issues stock options and restricted stock units to reward for future performance and appreciation. Because stock options only have value if our stock price increases relative to the stock option’s exercise price, we consider them to be an important performance-based tool that encourages our named executive officers to focus on driving increases to stockholder value. Time-based restricted stock units play an important role in our executive compensation program because they provide some value even during periods of stock price or market volatilities, provide retention incentives during the vesting period, and reinforce a culture of ownership. By granting restricted stock units, the Company can also reduce the dilutive effect of the equity incentive awards in the form of stock options, which benefits our stockholders over time. In addition, the vesting feature of our stock awards contributes to executive retention by providing an incentive to our executives to remain employed by us during the vesting period. For 2025, we determined that annual grants to Mr. Galbraith, Dr. Moore, and Dr. Smith based on an approximately 50/50 value mix of stock options and time-based restricted stock units was most appropriate to reflect the continued change in the market and the evolution of our compensation program away from an options-only approach. The compensation committee evaluates the long-term incentive programs for each year, and the appropriate mix of equity awards to grant to our executive officers for the applicable year. In future years or for particular executives, the compensation committee may approve a different mix of equity awards if it determines necessary or appropriate to achieve our compensation objectives.
For the stock options, the option exercise price may not be less than the closing price of our common stock on the date of grant. For the 2025 stock option grants to our named executive officers, 25% of the granted options is scheduled to vest on the first anniversary of grant date (subject to continued service and any applicable acceleration of vesting provisions in their employment agreements, as described below). On the last day of each month thereafter, a further 1/36th of the total number of remaining granted options is scheduled to vest. These options are subject to any applicable acceleration provisions in the Equity Compensation Plan or in the named executive officer’s employment agreement.
Each restricted stock unit represents the right to receive one share of our common stock upon vesting of that unit, without the payment of an exercise price or other cash consideration for the issued shares of common stock. For the 2025 restricted stock unit grants to Mr. Galbraith, Dr. Moore and Dr. Smith, 1/3rd of the restricted stock units are scheduled to vest on each anniversary of the grant date (subject to the named executive officer’s continued service and subject to any applicable acceleration provisions in the Equity Compensation Plan or in the named executive officer’s employment agreement).

The following table shows information regarding stock option and restricted stock unit grants to each of our named executive officers made during the year ended December 31, 2025:

Name	Grant Date	Restricted Stock Units Granted (#)(1)	Stock Options Granted (#)(2)	Exercise Price of Stock Options ($/Sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)

Kenneth Galbraith	1/10/2025	—	288,000	13.22	2,366,565
	1/10/2025	192,000	—	—	2,538,240
Paul A. Moore	1/10/2025	—	79,000	13.22	649,162
	1/10/2025	53,000	—	—	700,660
Jeffrey Smith	1/10/2025	—	79,000	13.22	649,162
	1/10/2025	53,000	—	—	700,660
________________________
(1) Restricted stock units vest in three equal annual installments beginning on January 10, 2026, subject to the recipient’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”
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
(4) The amounts set forth in this column reflect the grant date fair value for restricted stock unit awards and stock option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 - “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) - “Notes to Consolidated Financial Statements – Stockholders’ Equity – Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2025.
Previous grants are taken into account when considering new option and restricted stock unit grants, as well as other factors such as market data, retention and incentive considerations, internal equity, Company performance and prior and expected future individual contributions. Decisions regarding long-term incentives do not affect decisions regarding other components of compensation.
In January 2026, the compensation committee recommended, and our board of directors approved, certain changes to our equity compensation mix to further enhance the direct alignment of executive compensation with stockholders’ interests. These changes included adding performance RSUs to the continuing named executive officers’ compensation to focus executives on long-term value creation through the achievement of stock price performance. The vesting of the performance-based RSU is based upon achievement of performance conditions tied to certain cumulative total stockholder return goals, and certain total stockholder return goals relative to companies in the Nasdaq Biotech Index over a three-year performance period, and which generally require the executive officer’s continued service to us through the three-year period. In addition, we revised the vesting schedule of 2026 time-based RSU grants to a four-year schedule, with 25% of the RSUs vesting on each anniversary of the grant date, which strengthens the retention power of our equity program.
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

In addition, consistent with our philosophy regarding personal benefits, and as further described in “Executive Compensation –Executive Employment Arrangements and Potential Payments upon Termination or Change in Control,” to encourage and facilitate Dr. Moore’s relocation to Canada, we provide him with tax equalization payments to neutralize any increase in his taxes as a result of his relocation, and tax preparation assistance for two years following his relocation. The compensation committee believes these benefits were appropriate to enable a smooth relocation for Dr. Moore and to allow him to keep his focus on the business rather than on the costs and burdens of the relocation.
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

Summary Compensation Table
The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2025 and December 31, 2024. We do not have non-qualified deferred compensation.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(1)(3)	All Other Compensation ($)(1)		Total ($)
Kenneth Galbraith, CEO, President & Chair(4)	2025	656,763	2,538,240	2,366,565	340,990	710,622	(7)	6,613,180
	2024	654,833	2,112,000	1,985,672	361,652	378,000	(8)	5,492,157
Paul A. Moore, CSO(5)	2025	495,834	700,660	649,162	194,579	307,955	(9)	2,348,190
	2024	494,683	633,600	595,702	214,102	48,716	(10)	1,986,803
Jeffrey Smith, Former Chief Medical Officer(6)	2025	488,196	700,660	649,162	183,488	29,292	(11)	2,050,798
________________________
(1) Salary, bonus, non-equity incentive plan compensation (cash bonus with respect to corporate goal achievement) and amounts in the “All Other Compensation” column for all named executive officers are determined in U.S. dollars. However, cash compensation amounts for Mr. Galbraith were paid in British pounds and have been converted to U.S. dollars for the purposes of the table. For 2025 and 2024 the U.S. dollar per British pound exchange rates used for such conversions were 1.3180 and 1.2780, based on the average annual Bank of Canada exchange rates for U.S. dollar and British pound for 2025 and 2024, respectively. Cash compensation amounts for Dr. Moore were paid in Canadian dollars and have been converted to U.S. dollars for the purposes of the table. For 2025 and 2024, respectively, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7155 and 0.7301, which were the average annual Bank of Canada exchange rates for 2025 and 2024, respectively. Cash compensation amounts for Dr. Smith were paid in Euros and have been converted to U.S. dollars for the purposes of the table. For 2025, the U.S. dollar per Euro exchange rate used for the conversions was 1.1292, based on the average annual Bank of Canada exchange rates for U.S. dollar and Euro for 2025.
(2) The amounts set forth in these columns reflect the aggregate grant date fair value for restricted stock unit awards and option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 - “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) - “Notes to Consolidated Financial Statements – Shareholders’ Equity – Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2025.
(3) The amounts reflect the dollar value of incentive bonuses paid in 2026 and 2025 for performance during 2025 and 2024, respectively, as discussed further above under “Executive Compensation – Components of Compensation Package – Cash Bonus.”
(4) Mr. Galbraith has also served as our interim Chief Financial Officer since January 2026.
(5) Dr. Moore has served as our Chief Scientific Officer since July 2022.
(6) Dr. Smith retired from his position as our Executive Vice President and Chief Medical Officer effective January 31, 2026.
(7) Of the total amount for 2025, (i) $54,477 represents accommodation benefits, (ii) $6,590 represents Company contributions to a defined contribution pension plan, (iii) $789 represents life insurance premiums through our group extended benefit plan, (iv) $14,223 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement, (v) $621,582 represents an estimated tax gross-up in connection with taxation attributable to the performance of work outside the UK, and (vi) $12,960 represents reimbursement for tax preparation services.
(8) Of the total amount for 2024, (i) $53,969 represents accommodation benefits, (ii) $6,390 represents Company contributions to a defined contribution pension plan, (iii) $14,516 represents private health insurance premiums, (iv) $701 represents life insurance premiums through our group extended benefit plan, (v) $30,853 represents airfare for immediate family members in accordance with the terms of Mr. Galbraith’s employment agreement, (vi) $268,541 represents an estimated tax gross-up in connection with taxation attributable to the performance of work outside the UK, and (vii) $3,030 represents reimbursement for tax preparation services.
(9) Of the total amount for 2025, (i) $307,079 represents a tax equalization payment (which includes $164,287 for estimated tax gross-up) for 2024 paid in 2025, and (ii) $876 represents life insurance premiums through our group extended benefit plan.
(10) Of the total amount for 2024, (i) $44,283 represents a tax equalization payment for 2023 paid in 2024, and (ii) $4,433 represents life insurance premiums through our group extended benefit plan.
(11) This represents pension contributions.
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
Stock Ownership Guidelines
In September 2025, the board of directors adopted stock ownership guidelines for the Company’s non-management directors (other than those representing or affiliated with greater than ten percent stockholders) (the “Outside Director Stock Ownership Guidelines”). In December 2025, the board of directors adopted stock ownership guidelines for the Company’s executive officers (the “Executive Officer Stock Ownership Guidelines” and, together with the Outside Director Stock Ownership Guidelines, the “Stock Ownership Guidelines”). The purpose of the Stock Ownership Guidelines is to further align the interests of the Company’s leadership with the long-term interests of stockholders and further promote the Company’s commitment to sound corporate governance.
The Outside Director Stock Ownership Guidelines require covered directors in office at the time of its adoption to achieve beneficial ownership of at least 10,000 shares of common stock by September 2028 (the “Target Director Ownership”). The board of directors set the Target Director Ownership as a reasonable ownership position in light of the directors’ cash compensation and the then-current value of the Company’s common stock. The compensation committee will review the Target Director Ownership from time to time and, for directors who subsequently join the board of directors, set the applicable ownership target to be achieved within three years from their election or appointment. Mr. Cherry is the only director currently serving who was not on the board of directors at the time of adoption of the Outside Director Stock Ownership Guidelines. He is required to achieve beneficial ownership of at least 10,000 shares by January 2029.
The Executive Officer Stock Ownership Guidelines require the covered executives to achieve beneficial ownership of at least (i) for the CEO, 100,000 shares of common stock, and (ii) for all other executive officers, 25,000 shares of common stock, in each case, by December 2028 (the “Target Executive Officer Ownership”). The board of directors set the Target Executive Officer Ownership as a reasonable ownership position in light of the executives’ cash compensation and the then-current value of the Company’s common stock. The compensation committee will review the Target Executive Officer Ownership from time to time and, for new executives, confirm the applicable beneficial ownership target to be achieved within three years from the time of their appointment. Mr. Hollywood became an executive officer in January 2026 and Dr. Mekan became an executive officer in February 2026; they are required to achieve beneficial ownership of at least 25,000 shares by January 2029 and February 2029, respectively.
Directors and executive officers subject to the Stock Ownership Guidelines are expected to retain all shares received (net of shares withheld or sold to cover tax withholding obligations, if any) pursuant to their service as directors or executive officers, as applicable, until the Target Ownership is achieved. In determining beneficial ownership, the Stock Ownership Guidelines take into account the following: (i) shares owned outright, including shares owned jointly with a spouse/domestic partner or separately by a spouse/domestic partner and/or children that share such director’s or executive officer’s, as applicable, household; and (ii) shares owned through trusts or entities owned and controlled by, or for the benefit of, such director or executive officer, as applicable, or his or her spouse/domestic partner and/or children that share such director’s or executive officer’s, as applicable, household. Vested or unvested stock options and unvested restricted stock units, whether time-based or performance-based, will not be included in the determination of beneficial ownership.
The compensation committee has responsibility for the management and interpretation of the Stock Ownership Guidelines and for ensuring compliance with its terms. The compensation committee may also amend, defer or waive compliance for specific participants, or amend or terminate the Stock Ownership Guidelines as a whole.

Outstanding Equity Awards at 2025 Year End
The following table lists all outstanding equity awards granted in U.S. dollars under the Equity Compensation Plan and our Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) held by our named executive officers as of December 31, 2025:

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)(3)
Kenneth Galbraith	1/15/2022	500,000	—	14.97	1/14/2032	—	—
	1/5/2023	161,250	53,750	8.00	1/4/2033	—	—
	1/5/2023	—	—	—	—	47,668	1,255,098
	1/5/2024	150,000	150,000	10.56	1/4/2034	—	—
	1/5/2024	—	—	—	—	133,334	3,510,684
	1/10/2025	—	288,000	13.22	1/9/2035	—	—
	1/10/2025	—	—	—	—	192,000	5,055,360
Paul A. Moore	7/18/2022	175,000	25,000	5.82	7/17/2032	—	—
	1/5/2023	58,125	19,375	8.00	1/4/2033	—	—
	1/5/2023	—	—	—	—	17,168	452,033
	1/5/2024	45,000	45,000	10.56	1/4/2034	—	—
	1/5/2024	—	—	—	—	40,000	1,053,200
	1/10/2025	—	79,000	13.22	1/9/2035	—	—
	1/10/2025	—	—	—	—	53,000	1,395,490
Jeffrey Smith	1/5/2023	141,000	47,000	8.00	1/4/2033	—	—
	1/5/2024	45,000	45,000	10.56	1/4/2034	—	—
	1/5/2024	—	—	—	—	40,000	1,053,200
	1/10/2025	—	79,000	13.22	1/9/2035	—	—
	1/10/2025	—	—	—	—	53,000	1,395,490
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
(2) Restricted stock units vest in three equal annual installments on each of the first, second, and third anniversaries of the date of grant, subject to the holder’s continued service through each vesting date and any applicable acceleration of vesting provisions described under the section below entitled “Executive Employment Arrangements and Potential Payments upon Termination or Change in Control.”
(3) Market value of restricted stock units that have not vested is based on the closing price of the Company’s common stock on Nasdaq on December 31, 2025, which was $26.33 per share.
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
Personal Retirement Savings Account
Our executive officers resident in Ireland are eligible, along with all other employees resident in Ireland, to participate in our Personal Retirement Savings Account (“PRSA”) matching program. Under this program, we match the amount contributed by each employee into a PRSA, up to a pre-determined percentage of annual salary. We match employee contributions to a PRSA up to 6.0% of annual salary.
Non-qualified Deferred Compensation
We do not have any non-qualified defined contribution plans or other deferred compensation plans.
Executive Employment Arrangements and Potential Payments upon Termination or Change in Control
Executive Employment Arrangements
Key provisions of the employment agreements that were in effect as of December 31, 2025, for our named executive officers are described below.
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
Pursuant to the Galbraith Employment Agreement, Mr. Galbraith is entitled to the following compensation and benefits:
•An annual base salary of $600,000, with eligibility to earn an annual discretionary bonus of up to 60% of his annual base salary, based upon the achievement of certain Company goals determined by the board of directors. Mr. Galbraith’s current annual base salary is $655,000 and his target annual discretionary bonus for 2026 is 75% of his annual base salary;
•Options, which were granted to Mr. Galbraith in 2022, to purchase 500,000 shares of our common stock at an exercise price per share equal to the fair market value on the date of grant (the “Inducement Options”). 25% of the Inducement Options vest and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining Inducement Options will vest on the last day of each month, until all of the Inducement Options have vested, subject to Mr. Galbraith’s continued service;
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
•Reimbursement of reasonable travel and living expenses when traveling from his home to Vancouver, British Columbia or Seattle, Washington for his employment duties, as well as reimbursement or Company payment for reasonable airfare and lodging expenses for Mr. Galbraith and his immediate family for one trip per calendar year to Vancouver, British Columbia or Seattle, Washington, as applicable (under the Original Agreement, this related to trips that occurred prior to the end of 2023, and under the First Amendment, to trips that occurred prior to the end of 2024);
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
In January 2026, Ms. Leone Patterson ceased to serve in the positions of Executive Vice President, Chief Business Officer and Chief Financial Officer, including as principal financial officer and principal accounting officer. In connection with Ms. Patterson’s separation, Mr. Galbraith was appointed interim Chief Financial Officer and continued in his roles as Chair of the Board, President and Chief Executive Officer and assumed the duties of principal financial officer and principal accounting officer. The compensatory and other material terms of Mr. Galbraith’s employment with the Company were unchanged in connection with his appointment as interim Chief Financial Officer, principal financial officer and principal accounting officer.
Paul A. Moore. On July 18, 2022, the Company and our subsidiary ZBI entered into an employment agreement with Dr. Moore setting forth the terms and conditions of his employment as Chief Scientific Officer of the Company (the “Initial Employment Agreement”). In connection with Dr. Moore’s planned relocation from the United States to Canada, the Company and our subsidiary Zymeworks BC entered into an amended and restated employment agreement with Dr. Moore in July 2023 (the “Moore Employment Agreement”) that supersedes and replaces the Initial Employment Agreement. The Moore Employment Agreement does not have a stated term.
Pursuant to the Moore Employment Agreement, Dr. Moore is entitled to the following compensation and benefits:
•An annual base salary of $465,000, with eligibility to earn an annual discretionary bonus of up to 45% of his annual base salary, based upon the achievement of certain Company goals determined by the board of directors. Dr. Moore’s current annual base salary is $525,000 and his target annual discretionary bonus remains at 45% of his annual base salary;
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
•Provision of tax preparation support or reimbursement of up to $5,000 per year for additional tax preparation expenses of Dr. Moore for a period of two years from his relocation to the Vancouver, British Columbia metropolitan area.
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
Jeffrey Smith. Prior to Dr. Smith’s retirement, Dr. Smith was subject to an employment agreement with our subsidiary Zymeworks Pharmaceuticals Limited dated January 3, 2023 (the “Smith Employment Agreement”). The Smith Employment Agreement set forth the terms and conditions of his employment as our then Senior Vice President, Early-Stage Development. Dr. Smith was subsequently promoted to Executive Vice President and Chief Medical Officer in January 2024. The Smith Employment Agreement did not have a stated term. Effective January 31, 2026, Dr. Smith retired from his position as Executive Vice President and Chief Medical Officer of the Company and his employment terminated effective January 31, 2026. In January 2026, Dr. Smith entered into a severance agreement (the “Smith Severance Agreement”) and a consultancy agreement (the “Smith Consultancy Agreement”), each described in greater detail below.
The Smith Employment Agreement provided for the following compensation and benefits to Dr. Smith:
•An annual base salary of $425,000, with eligibility to earn an annual discretionary bonus of up to 35% of his annual base salary, based upon the achievement of certain Company goals determined by the board of directors. With respect to 2025, Dr. Smith’s annual base salary was $485,000 and he was eligible to earn a discretionary bonus of up to 45% of his annual base salary;
•Eligibility to participate in Company employee benefit plans, policies and arrangements;
•An annual contribution of €2,500 towards Dr. Smith’s membership in a health insurance program;
•In the event of termination of Dr. Smith’s employment without cause during his first three years of employment, then Dr. Smith would be eligible to receive twelve months of notice or the equivalent of nine month’s base salary plus three months’ notice as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. Commencing in the fourth year of his employment, in the event of termination of Dr. Smith’s employment without cause, Dr. Smith would have been eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of fifteen months plus three months’ notice. Any such payments would have been subject to Dr. Smith entering into a valid separation and release agreement with us; and
•In the event of termination of Dr. Smith’s employment by us without cause on or within twelve months following a change of control (as defined in the Smith Employment Agreement), Dr. Smith would be eligible to receive as severance (x) eighteen months continued base salary following termination, or the equivalent of fifteen months of base salary plus three months’ notice, and (y) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Any such payments would have been subject to Dr. Smith entering into a valid separation and release agreement with us.
On January 6, 2026, Zymeworks Pharmaceuticals Limited and Dr. Smith entered into the Smith Severance Agreement providing for a release of claims by Dr. Smith in exchange for certain benefits, including continued payment of Dr. Smith’s current base salary for twelve months following his termination date. On January 31, 2026, Zymeworks Pharmaceuticals Limited and Dr. Smith entered into the Smith Consultancy Agreement, providing for Dr. Smith’s receipt of a retainer fee equal to $10,000 per month (exclusive of any value added tax) in exchange for up to fifteen hours per month of services as an outside advisor on strategic planning and guidance. Dr. Smith will also be entitled to continued vesting of his equity awards during the term of the Consultancy Agreement per the pre-existing terms of such equity awards. The Smith Consultancy Agreement will terminate on January 31, 2027 unless earlier terminated pursuant to its terms.
Chief Financial Officer Employment Arrangements
Leone Patterson. Prior to Ms. Patterson’s separation from employment with us, Ms. Patterson was subject to an employment agreement with our subsidiary ZBI dated July 19, 2024 and effective September 1, 2024 (the “Patterson Employment Agreement”). The Patterson Employment Agreement set forth the terms and conditions of her employment as Executive Vice President, Chief Business Officer and Chief Financial Officer of the Company and did not have a stated term. In January 2026, Ms. Patterson was removed from her position as Executive Vice President, Chief Business Officer and Chief Financial Officer of the Company and her employment was terminated without cause effective January 31, 2026. Ms. Patterson and ZBI entered into a separation agreement and release (the “Patterson Separation Agreement”) on February 1, 2026 that contained a release of claims in favor of the Company and requires Ms. Patterson’s compliance with certain ongoing covenants, and which provides Ms. Patterson with the severance and payments described under the Patterson Employment Agreement that apply in connection with a termination without cause, as described in greater detail below.

The Patterson Employment Agreement provided for the following compensation and benefits for Ms. Patterson:
•An annual base salary of $485,000, with eligibility to earn an annual discretionary bonus of up to 45% of her annual base salary, based upon the achievement of certain Company goals determined by the board of directors;
•Eligibility to participate in Company employee benefit plans, policies and arrangements, as well as reimbursement for certain fees and costs related to membership in certain professional associations and professional development;
•Signing bonus of $50,000, which would have been repayable in full to ZBI within 30 days of Ms. Patterson’s employment termination date if her employment had been terminated for Cause (as defined in the Patterson Employment Agreement) or by Ms. Patterson for any reason, in either case, within one year of the effective date of the Patterson Employment Agreement;
•Options, which were granted to Ms. Patterson in 2024, to purchase 360,000 shares of our common stock at an exercise price per share equal to the fair market value on the date of grant. 25% of the Options vested and become exercisable on the one-year anniversary of the date of grant, and thereafter 1/36th of the remaining Options vested on the last day of each month, until Ms. Patterson’s separation;
•In the event of termination of Ms. Patterson’s employment without cause during her first three years of employment, then Ms. Patterson would be eligible to receive twelve months of notice or the equivalent of twelve months of base salary as of the date notice is given, or any combination thereof that totals twelve months of combined notice and base salary. Commencing in the fourth year of her employment, in the event of termination of Ms. Patterson’s employment without cause, Ms. Patterson would have been eligible to receive an additional one month of notice or the equivalent of one month of base salary as of the date notice is given, or any combination thereof, for each additional completed year of service, up to a total maximum of eighteen months. Ms. Patterson also became eligible for continuation of group health and dental benefits through the applicable notice period to the extent permitted by any applicable benefit plan. Any such payments would have been subject to Ms. Patterson entering into a valid separation and release agreement with us;
•In the event of termination of Ms. Patterson’s employment by us without cause on or within twelve months following a change of control (as defined in the Patterson Employment Agreement), Ms. Patterson would be eligible to receive as severance (x) eighteen months continued base salary following termination, (y) group extended health and dental benefits as of the date of termination for eighteen months, and (z) full vesting acceleration of all unvested and outstanding stock options or other equity grants as of the date of termination. Any such payments would have been subject to Ms. Patterson entering into a valid separation and release agreement with us.
In addition, if any of the payments or benefits provided for under the Patterson Employment Agreement or otherwise payable to Ms. Patterson would constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the related excise tax, she would have been entitled to receive either full payment of such payments and benefits or such lesser amount that would result in no portion of the payments and benefits being subject to the excise tax, whichever results in the greater amount of after-tax benefits to her. The Patterson Employment Agreement did not require us to provide any tax gross-up payments to her.
On February 1, 2026, ZBI and Ms. Patterson entered into the Patterson Separation Agreement providing for severance payments and benefits consistent with the terms of the Patterson Employment Agreement, in exchange for a release of claims by Ms. Patterson and compliance with certain ongoing covenants, including:
•Continued payment of Ms. Patterson’s current base salary for twelve months following her separation date; and
•Reimbursement of premiums for continued group health coverage under COBRA for twelve months following the separation date, or until Ms. Patterson obtains health insurance coverage through another employer.
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
The Company’s Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information
During 2025, we granted stock options to employees, including our named executive officers. We do not take material nonpublic information into account in determining the timing of such awards. Further, we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. We typically grant annual equity awards (including stock options) to our executive officers and non-executive employees early in the first quarter of each year. For equity awards to executive officers in connection with their hire date, such grants are typically made on the date of the commencement of their employment. For equity awards to non-executive employees in connection with their hire date, such grants are typically made on a pre-determined date in the month following the commencement of their employment. We have never granted stock appreciation rights to any employees or other service providers.
Director Compensation Table
The following table presents the compensation awarded to, earned by or paid to our directors (other than Mr. Galbraith, whose compensation is provided in the Summary Compensation Table above) for the year ended December 31, 2025. Mr. Cherry is not included in the table as he did not become a director until January 2026. We do not currently have director compensation in the form of share-based awards (other than stock options and restricted stock units), non-equity incentive plan compensation or non-qualified deferred compensation.

Name	Fees Earned or Paid in Cash ($)		Option Awards ($)(1)(2)(3)	All Other Compensation	Total ($)
Carlos Campoy	65,000		—	—	65,000
Alessandra Cesano	51,875		—	—	51,875
Gregory A. Ciongoli(4)	22,500		463,154		485,654
Troy M. Cox(5)	33,333		—	—	33,333
Nancy Davidson(6)	50,417		174,474	—	224,891
Neil Gallagher(6)	50,417		227,743	—	278,160
Robert E. Landry(7)	22,083		463,154	—	485,237
Susan Mahony	80,000		—	—	80,000
Derek J. Miller(6)	55,000	(8)	49,129	—	104,129
Kelvin Neu(9)	53,750		—	—	53,750
Oleg Nodelman(10)	—		—	—	—
Scott Platshon(11)	—		—	—	—
________________________
(1) For directors Gregory A. Ciongoli and Robert E. Landry, the amounts set forth in this column reflect the aggregate grant date fair value for option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation – Stock Compensation. See Note 2 - “Notes to Consolidated Financial Statements – Summary of Significant Accounting Policies – Stock-Based Compensation” and Note 10(e) - “Notes to Consolidated Financial Statements – Stockholders’ Equity Stock-Based Compensation” included in this Annual Report on Form 10-K for our year ended December 31, 2025.
(2) As of December 31, 2025, directors and former directors held the following number of options to purchase Company common shares: (i) Mr. Campoy, 118,000; (ii) Dr. Cesano, 105,000; (iii) Mr. Ciongoli, 62,000; (iv) Mr. Cox, 133,500; (v) Dr. Davidson, 105,000; (vi) Dr. Gallagher, nil; (vii) Mr. Landry, 62,000; (viii) Dr. Mahony, 141,000; (ix) Mr. Miller, nil; (x) Dr. Neu, 102,000; (xi) Mr. Nodelman, nil; and (xii) Mr. Platshon, 167,000. Mr. Platshon also holds 111,111 restricted stock units. Mr. Platshon’s options and restricted stock units were granted pursuant to the Platshon Employment Agreement described under Item 13, “Certain Relationships and Related Transactions and Director Independence – Certain Relationships and Related Transactions.”
(3) The Company made annual awards under the Company’s Amended and Restated Director Compensation Policy (discussed below) in January 2026. Due to the date in which they were made, these awards are not reported in this table and will be reported as compensation in 2026.
(4) Mr. Ciongoli joined the Company’s board of directors effective August 10, 2025.
(5) Mr. Cox resigned from the Company’s board of directors effective August 9, 2025.
(6) In November 2025, Dr. Nancy Davidson, Dr. Neil Gallagher, and Mr. Derek Miller submitted their resignations from their positions as members of our board of directors, including from any committee thereof, effective as of November 6, 2025. In recognition of their valuable service, the board of directors accelerated 28,778 option awards held by Dr. Davidson, 34,495 option awards held by Dr. Gallagher and 8,334 option awards held by Mr. Miller. Under ASC Topic 718, the acceleration was treated as a modification of the terms of outstanding option awards. The “Option Awards” column includes the incremental fair value of the modified award equal to $174,474, $227,743 and $49,129, for Dr. Davidson, Dr. Gallagher and Mr. Miller respectively, computed as of the modification date, compared with the fair value of the award immediately prior to the modification, computed in accordance with ASC Topic 718.
(7) Mr. Landry joined the Company’s board of directors effective August 10, 2025.
(8) Due to a clerical error, in 2024 Mr. Miller received $417 more than he was entitled to under the Company’s non-employee director compensation policy. This inadvertent overpayment was subsequently corrected by withholding such overpaid amounts from the amounts he was owed for service as a director in 2025.
(9) Dr. Neu joined the Company’s board of directors in March 2020. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, the options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.
(10) Mr. Nodelman joined the Company’s board of directors in February 2025. Mr. Nodelman waived his entitlement to cash and equity compensation otherwise payable to him pursuant to the Company’s non-employee director compensation policy.
(11) Mr. Platshon waived his entitlement to cash and equity compensation otherwise payable to him pursuant to the Company’s non-employee director compensation policy. Mr. Platshon resigned from the Company’s board of directors effective November 16, 2025. Following his resignation, Mr. Platshon was appointed Acting Chief Investment Officer of the Company. The terms of his employment are described under Item 13, “Certain Relationships and Related Transactions and Director Independence – Certain Relationships and Related Transactions.”
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
Board Annual Assessment of Non-Employee Director Compensation
In December 2024, the board of directors, upon advice from its independent compensation consultants and recommendation from the compensation committee following its annual assessment of the board of directors’ compensation program, approved certain changes to the cash and equity compensation of non-employee directors, which changes adjust the board of directors’ compensation program to more closely align with the non-employee director compensation practices of the Company’s peer group as described below.
In September 2025, the board of directors adopted stock ownership guidelines for our non-management directors (other than those representing or affiliated with greater than ten percent stockholders). The Stock Ownership Guidelines are discussed above under “– Stock Ownership Guidelines.”
In January 2026, the board of directors, upon advice from its independent compensation consultants and recommendation from the compensation committee following its annual assessment of the board of directors’ compensation program, approved certain changes to the cash and equity compensation of non-employee directors, to adjust the board of directors’ compensation program to further align with the non-employee director compensation practices of the Company’s peer group at that time.
Cash Compensation for Directors
Beginning January 1, 2025, the annual cash retainer fee for service as a member of the research and development committee was increased from $6,000 to $7,500, with all other annual cash retainers for the board of directors and its committees remaining unchanged. Beginning January 1, 2026, the annual cash retainer fee for service on the board of directors increased from $40,000 to $45,000 and the additional annual cash retainer fee for service as Lead Independent Director increased from $25,000 to $30,000.
Specifically, in 2025, we provided, and for 2026, we provide the below annual cash retainer fees for service on our board of directors and committees. The fees for service on committees are in addition to the annual retainer fees for service on the board of directors.

	Effective January 1, 2025	Effective January 1, 2026
	Amount ($)	Amount ($)
Board of Directors:
Member	40,000	45,000
Lead Independent Director	65,000	75,000
Audit Committee:
Member	10,000	10,000
Chair	20,000	20,000
Compensation Committee:
Member	7,500	7,500
Chair	15,000	15,000
Nominating and Corporate Governance Committee:
Member	5,000	5,000
Chair	10,000	10,000
Research and Development Committee:(1)
Member	7,500	—
Chair	15,000	—
________________________
(1) The research and development committee was dissolved in November 2025.

Equity Compensation for Directors
In 2025, new non-employee directors were granted an initial option grant to purchase 62,000 shares of common stock, (reduced from 2024 levels, which provided for options to purchase 74,000 shares) on or about the time such director joined the board of directors, with the same vesting schedule as in place for 2024 new non-employee director initial options, of 1/36th of the options vesting on each monthly anniversary of the grant date, subject to the optionee’s continued service through such date.
No annual option grants were made to non-employee directors during 2025. Prior to changes made in January 2026, non-employee directors were also entitled to receive an annual option grant to purchase 31,000 shares of common stock (reduced from 2024 levels, which provided for options to purchase 37,000 shares), to be granted at or about the time of the Company’s annual meeting of stockholders, with the same vesting schedule as in place for 2024 continuing non-employee director annual options, of 100% of the options vesting on the date of the next year’s annual meeting of stockholders, subject to the optionee’s continued service through such date. However, as the Company’s annual meeting of stockholders took place on December 30, 2025, the non-employee directors did not receive these grants and instead received annual grants in January 2026 pursuant to the revised formulation described below.
Pursuant to amendments approved by the board of directors in December 2024, upon cessation of a non-employee director’s continued service in 2025, each outstanding stock option held by such director was subject to (i) pro rata acceleration of vesting of options granted as annual equity awards in connection with the 2024 annual meeting of stockholders for directors departing after the 2024 annual meeting of stockholders, but at or before our 2025 annual meeting of stockholders, with the pro rata acceleration determined based on the number of full or partial months served as a non-employee director on and after the 2024 annual meeting of stockholders date.
In addition, the post-termination exercise period for vested options held by such departing directors was extended to three years following the director’s cessation of service (or, if earlier, upon the expiration of the option or pursuant to the change of control, liquidation, dissolution, merger or similar provisions of the equity plan under which the option was granted).
Further, in November 2025, in connection with the then-pending resignations from the board of directors by Drs. Davidson and Gallagher and Mr. Miller, the board of directors approved the acceleration of vesting of the remaining unvested portions of their initial option grants, which had been granted in December 2023, April 2024 and April 2023, respectively. The post-termination exercise period of these options was also extended to three years following the director’s cessation of service (or, if earlier, upon the expiration of the option or pursuant to the change of control, liquidation, dissolution, merger or similar provisions of the equity plan under which the option was granted).
Beginning January 2026, new non-employee directors will be granted, on or about the time such director joins the board of directors, an initial equity award consisting of (A) an option grant to purchase 23,000 shares of common stock, with a vesting schedule of 1/36th of the total shares of common stock underlying such option vesting on each monthly anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date, and (B) a grant of 15,400 restricted stock units with a vesting schedule of 1/3 of the restricted stock units vesting on each annual anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date. This represents a change from the approach in 2025, during which new non-employee directors were entitled to an initial option to purchase 62,000 shares of Company common stock, as described above.
In addition, in January 2026, non-employee directors were granted an annual equity award consisting of (A) an option grant to purchase 11,500 shares of common stock, with a vesting schedule of 100% of the total shares of common stock underlying such option vesting on the one-year anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date; and (B) a grant of 7,700 restricted stock units with a vesting schedule of 100% of the restricted stock units vesting on the one-year anniversary of the grant date, subject to the non-employee director’s continued service through the applicable vesting date. This represents a change from the approach in place for 2025, which had provided for an annual option to purchase 31,000 shares of Company common stock; as described above, non-employee directors did not receive any annual grants in 2025 and instead received equity awards in January 2026 as described in this paragraph.
In adopting the changes for non-employee director grants, beginning in January 2026, our compensation committee worked with its independent compensation consultant to assess the appropriate market data comparison, mix of equity award types, the number of shares underlying equity awards for both new and continuing non-employee directors, and the other terms and conditions applicable to such awards.

The post-termination exercise period for vested options held by departing directors is three years following the director’s cessation of service (or, if earlier, upon the expiration of the option).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
The following table sets forth summary information relating to our Equity Compensation Plan, employee share purchase plan, as amended (the “ESPP”), the Original Plan and the Inducement Plan as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted average exercise price of outstanding options, warrants, and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders
Equity Compensation Plan	9,210,809	$12.93(3)	5,023,809(4)
ESPP	—	—	2,599,120
Original Plan	65,164	C$22.31(5)	—
Equity compensation plans not approved by security holders
Inducement Plan	1,060,000	$12.14	390,000
________________________
(1) Includes 1,947,584 restricted stock units under the Equity Compensation Plan.
(2) Does not include restricted stock units, which do not have an exercise price.
(3) Stock options granted under the Equity Compensation Plan are granted with exercise prices in U.S. dollars. Previously, stock options granted under the Equity Compensation Plan were granted with exercise prices in both Canadian and U.S. dollars. As of December 31, 2025, there were 7,263,225 outstanding stock options under the Equity Compensation Plan, consisting of 506,948 stock options with a weighted average exercise price of C$25.22 ($18.05 based on the U.S. dollar per Canadian dollar exchange rate of 0.7155, which was the average annual Bank of Canada exchange rate for 2025) and 6,756,277 stock options with a weighted average exercise price of $12.80.
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
(5) Stock options granted under the Original Plan were granted with exercise prices in Canadian dollars. As of December 31, 2025 there were 65,164 outstanding stock options under the Original Plan, with a weighted average exercise price of C$22.31 ($15.96 based on the U.S. dollar per Canadian dollar exchange rate of 0.7155, which was the average annual Bank of Canada exchange rate for 2025).
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
Share Ownership
The table below indicates information as of February 26, 2026, regarding the beneficial ownership of our common stock for:
•each person who is known by us to beneficially own more than 5% of our common stock;
•each named executive officer;
•each of our directors; and
•all executive officers and directors as a group.
In accordance with SEC rules, for the purposes of calculating percent ownership, as of February 26, 2026, (i) 73,749,607 shares of common stock were issued and outstanding, and, (ii) for any individual who beneficially owned shares represented by Exchangeable Shares, warrants, options, or restricted stock units that were exercisable or scheduled to vest within sixty days of February 26, 2026, those shares were treated as if outstanding for that person, but not for any other person. Unless otherwise indicated in the footnotes to the table, and subject to community property laws where applicable, the following persons have sole voting and investment control with respect to the shares beneficially owned by them. To our knowledge, except as noted in the table below, no person or entity was the beneficial owner of more than 5% of the voting power of our common stock as of February 26, 2026.
Except as otherwise indicated, the address of each of the persons in this table is 108 Patriot Drive, Suite A, Middletown, Delaware 19709.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage of Shares Beneficially Owned	Total Voting Percentage †
5% and Greater Stockholders:
EcoR1 Capital, LLC	22,970,388(1)	31.15%	30.92%
Rubric Capital Management LP	5,750,000(2)	7.80%	7.74%
BVF Partners L.P.	3,938,641(3)	5.34%	5.30%
Directors and Named Executive Officers:
Carlos Campoy	113,833(4)	*	*
Alessandra Cesano	84,444(5)	*	*
Brian N. Cherry	1,916(6)	*	*
Gregory A. Ciongoli	507,277(7)	*	*
Kenneth Galbraith	1,160,280(8)	1.55%	*
Robert E. Landry	13,777(9)	*	*
Susan Mahony	141,000(10)	*	*
Paul A. Moore	374,278(11)	*	*
Kelvin Neu	102,000(12)	*	*
Oleg Nodelman	22,970,388(13)	31.15%	30.92%
Jeffrey Smith	254,770(14)	*	*
All Directors, Executive Officers:
All current executive officers and directors as a group (12 persons)(15)	25,999,356	34.27%	32.13%
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
(1) Consists of (i) 21,582,563 shares of common stock held by EcoR1 Capital Fund Qualified, L.P. (“Qualified Fund”) and (ii) 1,387,825 shares of common stock held by EcoR1 Capital Fund, L.P. (“Capital Fund”). Qualified Fund, Capital Fund and other private investment funds are managed by EcoR1 Capital, LLC (“EcoR1 LLC” and, collectively with Qualified Fund, Capital Fund and such other private investment funds, “EcoR1”). Oleg Nodelman, the manager of EcoR1 LLC, has shared voting control and investment discretion over the securities reported herein that are held by EcoR1. As a result, Mr. Nodelman may be deemed to have beneficial ownership of the securities that are held by EcoR1. The address of these entities and this individual is 357 Tehama Street #3, San Francisco, California 94103. Mr. Nodelman is a member of the board of directors of the Company.
(2) Based on a Schedule 13G/A filed February 13, 2026, consists of 5,750,000 shares of common stock held, as of December 31, 2025, by certain investment funds and/or accounts for which Rubric Capital Management LP serves as investment adviser. The address for this entity is 155 East 44th Street, Suite 1630, New York, NY 10017.
(3) Based on a Schedule 13G/A filed November 14, 2025, consists of 2,045,162 shares of common stock held by Biotechnology Value Fund, L.P. (“BVF”), 1,601,489 shares of common stock held by Biotechnology Value Fund II, L.P. (“BVF2”), 212,898 shares of common stock held by Biotechnology Value Trading Fund OS LP (“Trading Fund OS”), and 79,092 shares of common stock held in a certain BVF Partners L.P. managed account, each as of September 30, 2025. BVF Partners L.P., as the investment manager of BVF, BVF2 and Trading Fund OS, and the sole member of BVF Partners OS Ltd., the general partner of Trading Fund OS, may be deemed to beneficially own the 3,938,641 shares of common stock as of September 30, 2025. The address for this entity is 44 Montgomery Street, 40th Floor, San Francisco, CA 94104.
(4) Consists of 113,833 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(5) Consists of 84,444 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(6) Consists of 1,916 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(7) Consists of 488,500 share of common stock held directly, 5,000 shares of common stock held by 4 Arrows Holdings, LLC, for which Mr. Ciongoli is the manager, and 13,777 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026. Mr. Ciongoli exercises sole voting and dispositive power of the shares held by 4 Arrows Holdings, LLC, and disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.
(8) Consists of 226,842 shares of common stock and 933,438 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(9) Consists of 13,777 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(10) Consists of 141,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(11) Consists of 48,497 shares of common stock and 325,781 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(12) Consists of 102,000 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026. Dr. Neu was an employee of Baker Bros. Advisors LP until January 2021. Pursuant to the terms of Dr. Neu’s employment by Baker Brothers Advisors LP, options granted to him in 2020 were, and will continue to be, beneficially owned by Baker Bros. Advisors LP.
(13) Consists of the shares of common stock described in footnote 1 above. Mr. Nodelman joined our board of directors in February 2025, and disclaims beneficial ownership of such shares, except to the extent of his pecuniary interest therein.
(14) Consists of 26,708 shares of common stock and 228,062 shares of common stock issuable upon the exercise of options exercisable within 60 days after February 26, 2026.
(15) Dr. Smith is a named executive officer in this Annual Report on From 10-K, but he is not a current executive officer given that he retired effective January 31, 2026. Therefore, Dr. Smith’s ownership is not reflected in the total shares beneficially owned by the current executive officers and directors as a group. Mr. Hollywood and Dr. Mekan are not named executive officers, but they are current executive officers. Therefore, Mr. Hollywood’s ownership and Dr. Mekan’s ownership are reflected in the total shares beneficially owned by the current executive officers and directors as a group.
Item 13.    Certain Relationships and Related Transactions and Director Independence
Certain Relationships and Related Transactions
Other than as discussed below and the compensation arrangements discussed under “Executive Compensation – Discussion of Executive Compensation Practices,” since January 1, 2024, there have not been any transactions to which we are a party, nor are there any proposed transactions to which we would be a party, with related parties and which we are required to disclose pursuant to the rules of the SEC.
On December 28, 2023, EcoR1 purchased an aggregate of 5,086,521 pre-funded warrants to purchase 5,086,521 shares of our common stock in a private placement. The per share purchase price for the pre-funded warrants was $9.8299, for an aggregate purchase price of $50.0 million. In connection with the private placement, we entered into a registration rights agreement with EcoR1 requiring us to register the resale of the shares of our common stock issuable upon exercise of the pre-funded warrants. In addition, we agreed that EcoR1 would have the right to nominate one of its partners as a member of our board of directors, subject to specified conditions. On February 22, 2024, our board of directors appointed Mr. Scott Platshon as a member of our board of directors. EcoR1 beneficially owned more than 5% of our shares of common stock prior to this purchase. Under the registration rights agreement, we agreed to file a registration statement covering the resale by EcoR1 of their registrable securities upon the earlier of March 15, 2024 and the first business day following the date that we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. We agreed to use commercially reasonable efforts to cause such registration statement or final prospectus, as applicable, to be declared effective as soon as practicable, but no later than the later of April 29, 2024 and the 123rd calendar day following the closing date, and to keep such registration statement effective for a period that terminated on the second anniversary of the date of the securities purchase agreement. The registration statement filed pursuant to the registration rights agreement became automatically effective upon filing on March 7, 2024.
On June 26, 2025, we entered into an amendment to the outstanding pre-funded warrants issued to EcoR1 on December 28, 2023. Oleg Nodelman, the manager of EcoR1 Capital LLC, is now and was at the time of the amendment a member of our board of directors. Scott Platshon, a partner at EcoR1 Capital LLC, was at the time of the amendment a member of our board of directors. The amendment removed the limitation on exercise contained in Section 12 of the pre-funded warrants, which prohibited the exercise of the pre-funded warrants if, after giving effect or immediately prior to such exercise, a purchaser, together with its affiliates and any other persons whose beneficial ownership of shares of our common stock would be aggregated with such purchaser for purposes of Section 13(d) of the Exchange Act, would beneficially own more than 19.99% of the total number of issued and outstanding shares of our common stock or voting power following such exercise. On June 26, 2025, EcoR1 net exercised the pre-funded warrants in full to acquire 5,086,521 shares of our common stock at an exercise price of $0.0001 per share. We issued the shares pursuant to the exercise on June 27, 2025.
On August 10, 2025, we entered into a stock purchase agreement for a private placement with Mr. Ciongoli following his appointment as a director. Pursuant to the stock purchase agreement, Mr. Ciongoli agreed to purchase 415,000 shares of our common stock for an aggregate purchase price of $5.0 million. The per share purchase price of $12.02 represented the consolidated closing bid price of a share of our common stock on the Nasdaq on August 8, 2025. There were no underwriting discounts or commissions associated with the private placement. The private placement closed on August 12, 2025.
On November 18, 2025, we entered into an employment agreement (the “Platshon Employment Agreement”) with Scott Platshon, who served as a member of our board of directors from February 22, 2024 to November 16, 2025. The Platshon Employment Agreement provides the following compensation and benefits for Mr. Platshon’s part-time role as Acting Chief Investment Officer: (a) an annual base salary of $70,500; (b) an award of 167,000 options to purchase shares of common stock, which are scheduled to vest as to 25% of the options on the one-year anniversary of the Platshon Employment Agreement, with 1/36 of the remaining options vesting on the last day of each month thereafter; (c) an award of 111,111 RSUs, which are scheduled to vest as to 1/3 on each anniversary of the Platshon Employment Agreement. The Platshon Employment Agreement will terminate on the earlier of the effective date of termination by either party or the first anniversary of the Platshon Employment Agreement. If Mr. Platshon remains employed through the one-year anniversary of the Platshon Employment Agreement and, as of such date, we have not extended the terms of his employment, then he will immediately forfeit all options and RSUs that are outstanding and unvested as of such date. If Mr. Platshon remains employed through the one-year anniversary of the Platshon Employment Agreement, and as of such date, (i) we have not extended the terms of his employment but (ii) we and Mr. Platshon have entered into a consulting agreement, then effective as of immediately following such first anniversary, Mr. Platshon will forfeit 50% of the unvested shares subject to his options and RSUs (with such forfeiture taken pro-rata from each remaining tranche), and the remaining unvested shares subject to his options and RSUs will continue to vest over the remaining schedule of such awards, subject to Mr. Platshon’s continued service. If Mr. Platshon is terminated without cause (as defined in the Platshon Employment Agreement) prior to the first anniversary of the Platshon Employment Agreement, then he will be entitled to full vesting acceleration of the unvested and outstanding portions of the options and RSUs that would have vested had he remained an employee through such first anniversary, subject to the execution of a general release of claims by Mr. Platshon.
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
Interests of Management and Others in Material Transactions
Other than as described elsewhere in this Annual Report on Form 10-K, there are no material interests, direct or indirect, of any of our directors or executive officers, any stockholder that beneficially owns, or controls or directs (directly or indirectly), more than 5% of any class or series of our outstanding voting securities, or any associate or affiliate of any of the foregoing persons, in any transaction since January 1, 2024 that has materially affected or is reasonably expected to materially affect us or our subsidiaries.
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
The board of directors has determined that all directors, except Mr. Galbraith, meet the independence requirements under the Nasdaq listing standards, and qualify as “independent directors” under the Nasdaq listing standards. Mr. Galbraith is not considered independent by virtue of being our Chief Executive Officer, President and interim Chief Financial Officer. The board of directors also determined that Mr. Campoy, Mr. Ciongoli and Mr. Landry, who comprise our audit committee, and Mr. Landry, Dr. Mahony and Mr. Nodelman, who comprise our compensation committee, each satisfy the independence standards for those committees established by applicable SEC rules and the Nasdaq listing standards, and Dr. Cesano, Mr. Ciongoli and Mr. Nodelman, who comprise our nominating and corporate governance committee, are independent. In making these determinations, the board of directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director, and the transactions involving them, including those described in the section titled “– Certain Relationships and Related Transactions.” Further, under its charter, our compensation committee may delegate all or a portion of its duties and responsibilities to a subcommittee of the committee. In particular, the committee may delegate the approval of certain transactions to a subcommittee consisting solely of members of the compensation committee who are “non-employee directors” for purposes of Rule 16b-3 of the Exchange Act.
There are no family relationships among any of our directors, director nominees or executive officers.
Item 14.    Principal Accounting Fees and Services
Principal Independent Accountant Fees and Services
KPMG LLP (“KPMG”) has served as our independent registered public accounting firm since June 24, 2015.
Aggregate fees billed by our independent auditors, KPMG, for the years ended December 31, 2025 and December 31, 2024, are detailed in the table below:

	2025	2024
	($)(5)	($)(5)
Audit Fees(1)	$896,432	$751,846
Audit Related Fees(2)	—	—
Tax Fees(3)	214,514	561,115
All Other Fees(4)	—	—
Total Fees Paid	$1,110,946	$1,312,961
________________________
(1) Fees for audit service on an accrued basis.
(2) Fees not included in audit fees that are billed by the auditor for assurance and related services that are reasonably related to the performance of the audit of the financial statements.
(3) Fees for professional services rendered for tax compliance, tax advice and tax planning, which include fees of $76,087 for tax compliance in 2025 (2024: $272,731).
(4) All other fees billed by the auditor for products and services not included in the foregoing categories.
(5) Canadian dollar amounts have been converted to U.S. dollars for the purposes of the table. For 2025 and 2024, the U.S. dollar per Canadian dollar exchange rates used for such conversions were 0.7155 and 0.7301, which were the average annual Bank of Canada exchange rates for 2025 and 2024, respectively.
Pre-approval Policies and Procedures
Our audit committee has established a policy of reviewing, in advance, and either approving or not approving, all audit, audit-related, tax and other non-audit services that our independent registered public accounting firm provides to us. This policy requires that all services received from independent registered public accounting firms be approved in advance by the audit committee or a delegate of the audit committee. The audit committee has delegated pre-approval responsibility to the chair of the audit committee with respect to audit and permissible non-audit services and any associated fees. All services that KPMG provided to us in 2025 and 2024 have been pre-approved by our audit committee.
Our audit committee has determined that the provision of the services as set out above is compatible with the maintaining of KPMG’s independence in the conduct of their auditing functions.

PART IV

Item 15.    Exhibits, Financial Statement Schedules
(a)(1) Financial Statements –The financial statements included in Item 8 are filed as part of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules – All schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the consolidated Financial Statements or notes thereto included in Item 8 of this Annual Report on Form 10-K.
(a)(3) Exhibits – The exhibits required by Item 601 of Regulation S-K are listed in paragraph (b) below.
(b) Exhibits – The exhibits listed on the Exhibit Index below are filed herewith or are incorporated by reference to exhibits previously filed with the SEC.
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

Exhibit No.	Description
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

Exhibit No.	Description
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

Exhibit No.	Description
10.37#	Letter, dated January 5, 2024, from Zymeworks Inc. to Jeffrey Smith (incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

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

10.52*
Fifth Amendment to Collaboration Agreement, effective March 3, 2025, by and between Zymeworks BC Inc. and Celgene Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2025).

10.53*
First Amendment to Research License and Commercial Option Agreement, effective July 7, 2025, by and among Merck Sharp & Dohme LLC, Intervet International B.V., and Zymeworks BC Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2025).

Exhibit No.	Description
10.54
Stock Purchase Agreement, dated August 10, 2025, by and between the Company and Gregory Ciongoli (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2025).

10.55*	Three-Party Royalty Payment Agreement by and among Zymeworks BC Inc., BeOne Medicines Ltd., and BeOne Pharmaceutical (Suzhou) Co., Ltd., dated October 30, 2025.

10.56#	Employment Agreement by and between Mark Hollywood and Zymeworks Biopharmaceuticals Inc., effective as of March 25, 2019.

10.57#	Employment Agreement by and between Dr. Sabeen Mekan and Zymeworks Biopharmaceuticals Inc., effective as of April 21, 2025.

10.58#	Severance Agreement, Consultancy Agreement, and Assignment and Novation Agreement by and among Zymeworks Pharmaceuticals Limited, Zymeworks BC Inc., and Jeffrey Smith dated January 31, 2026.

10.59#, +	Separation Agreement and Release, by and between Leone Patterson and Zymeworks Biopharmaceuticals, Inc., dated February 1, 2026.

19.1	Insider Trading Policy.

21.1	Subsidiaries of the Company.

23.1	Consent of KPMG LLP, an Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2024).

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as at December 31, 2025 and 2024, (ii) Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023 and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Dated: March 2, 2026

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kenneth Galbraith as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth Galbraith	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer) and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 2, 2026
Kenneth Galbraith

/s/ Alessandra Cesano	Director	March 2, 2026
Alessandra Cesano

/s/ Susan Mahony	Director	March 2, 2026
Susan Mahony

/s/ Kelvin Neu	Director	March 2, 2026
Kelvin Neu

/s/ Carlos Campoy	Director	March 2, 2026
Carlos Campoy

/s/ Gregory A. Ciongoli	Director	March 2, 2026
Gregory A. Ciongoli

/s/ Robert E. Landry	Director	March 2, 2026
Robert E. Landry

/s/ Brian N. Cherry	Director	March 2, 2026
Brian N. Cherry

/s/ Oleg Nodelman	Director	March 2, 2026
Oleg Nodelman