Form 10-Q
period 2026-03-31
Zymeworks Inc.
filed 2026-05-07
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of May 6, 2026 was 73,023,061.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended March 31, 2026

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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three months ended March 31, 2026

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)

	March 31, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$244,282	$41,157
Short-term marketable securities	120,445	187,640
Accounts receivable	4,674	4,638
Prepaid expenses and other current assets	16,279	15,332
Total current assets	385,680	248,767
Long-term marketable securities	39,116	41,787
Long-term prepaids and other assets	6,652	6,674
Deferred tax asset	4,707	4,707
Property and equipment, net	14,854	15,502
Operating lease right-of-use assets	14,016	15,724
Intangible assets, net	1,174	1,350
Goodwill	12,016	12,016
Total assets	$478,215	$346,527
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$30,226	$36,346
Income tax payable	66	83
Current portion of operating lease liability	3,279	3,471
Deferred revenue	2,078	2,418
Total current liabilities	35,649	42,318
Long-term portion of operating lease liability	13,763	14,796
Deferred revenue	14,606	14,606
Liability related to sale of future royalties	246,503	—
Other long-term liabilities	278	278
Deferred tax liability	3,827	6,028
Total liabilities	314,626	78,026
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at March 31, 2026 and December 31, 2025, respectively; 73,102,689 and 74,638,413 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,128,553	1,105,176
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of March 31, 2026 and December 31, 2025	—	—
Exchangeable shares, no par value, 550,884 and 553,184 issued and outstanding shares at March 31, 2026 and December 31, 2025, respectively	7,905	7,938
Additional paid-in capital	107,530	114,626
Accumulated other comprehensive loss	(6,565)	(6,079)
Accumulated deficit	(1,073,834)	(953,160)
Total stockholders’ equity	163,589	268,501
Total liabilities and stockholders’ equity	$478,215	$346,527
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Loss and Comprehensive Loss
(In thousands except share and per share data)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue
Research and development collaborations	$2,408	$27,110
Operating expenses:
Research and development	34,457	35,738
General and administrative	15,069	16,985
Total operating expenses	49,526	52,723
Loss from operations	(47,118)	(25,613)
Other income:
Interest income	2,711	3,424
Interest expense related to sale of future royalties	(2,066)	—
Other income, net	120	49
Total other income, net	765	3,473
Loss before income taxes	(46,353)	(22,140)
Income tax recovery (expense)	2,191	(496)
Net loss	(44,162)	(22,636)
Other comprehensive income:
Unrealized (loss) income on available for sale securities, net of tax of $0	(486)	546
Total other comprehensive (loss) income	(486)	546
Comprehensive loss	$(44,648)	$(22,090)

Net loss per common share:
Basic	$(0.59)	$(0.30)
Diluted	$(0.59)	$(0.30)

Weighted-average common stock outstanding:
Basic	74,668,790	75,171,020
Diluted	74,694,762	75,226,387

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands of except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	1	$—	553,184	$7,938	74,638,413	$1,105,176	$(953,160)	$(6,079)	$114,626	$268,501
Issuance of common stock on exercise of options	—	—	—	—	839,943	14,117	—	—	(5,400)	8,717
Issuance of common stock through employee stock purchase plan	—	—	—	—	58,313	649	—	—	—	649
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	758,886	8,578	—	—	(8,578)	—
Issuance of common stock for retracted exchangeable shares	—	—	(2,300)	(33)	2,300	33	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,882	6,882
Purchase and retirement of common stock	—	—	—	—	(3,195,166)	—	(76,151)	—	—	(76,151)
Excise tax on purchase of common stock	—	—	—	—	—	—	(361)	—	—	(361)
Net loss	—	—	—	—	—	—	(44,162)	—	—	(44,162)
Other comprehensive loss	—	—	—	—	—	—	—	(486)	—	(486)
Balance at March 31, 2026	1	$—	550,884	$7,905	73,102,689	$1,128,553	$(1,073,834)	$(6,565)	$107,530	$163,589

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of options	—	—	—	—	84,863	1,208	—	—	(437)	771
Issuance of common stock through employee stock purchase plan	—	—	—	—	74,274	724	—	—	—	724
Issuance of common stock upon vesting of RSUs	—	—	—	—	460,620	4,390	—	—	(4,390)	—
Issuance of common stock for retracted exchangeable shares	—	—	(735)	(10)	735	10	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,794	6,794
Net loss	—	—	—	—	—	—	(22,636)	—	—	(22,636)
Other comprehensive loss	—	—	—	—	—	—	—	546	—	546
Balance at March 31, 2025	1	$—	569,902	$8,178	69,584,811	$1,021,950	$(852,971)	$(6,406)	$154,216	$324,967
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(44,162)	$(22,636)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	963	981
Amortization of intangible assets	176	1,617
Stock-based compensation expense	6,935	6,402
Amortization of operating lease right-of-use assets	1,708	707
Amortization of debt issuance costs	26	—
Non-cash interest expense related to sale of royalties	2,040	—
Deferred income tax recovery	(2,200)	(410)
Unrealized foreign exchange gain	(331)	(32)
Changes in operating assets and liabilities:
Accounts receivable	(36)	31,219
Prepaid expenses and other current assets	(1,726)	2,872
Accounts payable and accrued liabilities	(7,750)	(21,219)
Operating lease liabilities	(1,005)	(814)
Deferred revenue	(340)	(2,093)
Income taxes payable	(16)	(1)
Net cash provided used in operating activities	(45,718)	(3,407)
Cash flows from investing activities:
Purchases of marketable securities	—	(34,032)
Proceeds from marketable securities	70,175	46,552
Acquisition of property and equipment	(216)	(16)
Acquisition of intangible assets	—	(322)
Net cash provided by investing activities	69,959	12,182
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	8,717	772
Issuance of common stock through employee stock purchase plan	607	544
Purchases of common stock for retirement	(76,151)	—
Proceeds from sale of future royalties	250,000	—
Payments for transaction costs related to sale of future royalties	(4,387)	—
Net cash provided by financing activities	178,786	1,316
Effect of exchange rate changes on cash and cash equivalents	98	10
Net change in cash and cash equivalents	203,125	10,101
Cash and cash equivalents, beginning of period	41,157	66,103
Cash and cash equivalents, end of period	$244,282	$76,204

Supplemental cash flow information:
Net cash paid during the period for income taxes	$245	$387
Supplemental disclosure of non-cash investing and financing items:
Leased assets obtained in exchange for operating lease liabilities	—	765
Issuance costs related to sale of future royalties not yet paid	1,176	—
Acquisition of property and equipment and intangible assets not yet paid	100	81
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Notes to the Interim Condensed Consolidated Financial Statements
(unaudited)
(In thousands except share and per share data)

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
2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these financial statements do not include all the information and footnotes required for complete financial statements and should be read in conjunction with the audited consolidated financial statements of the Company and the accompanying notes thereto for the year ended December 31, 2025.
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025.
Liability related to sale of future royalties
In March 2026, the Company entered into a royalty sale agreement with Royalty Pharma Development Funding, LLC (“Royalty Pharma”), to monetize a portion of the Company’s future Ziihera (zanidatamab‑hrii) royalties. Refer to Note 7, Royalty Revenue Monetization, for further details on the agreement.
The Company recorded the upfront payment received from the sale of future royalties as a liability, net of transaction costs. Royalty payments to Royalty Pharma are recorded as a reduction of the liability and the transaction costs are amortized over the estimated life of the related royalty stream. The Company accounts for the associated interest expense under the effective interest rate method, while continuing to recognize the full amount of royalty revenue in the period in which the commercial partner sells the related product and recognizes the related revenue.
The liability related to the sale of future royalties, effective interest rate and the related interest expense are calculated using the Company’s current estimate of anticipated future royalty payments under the arrangement, which the Company periodically reassesses based on internal projections and information from its partners who are responsible for commercializing the medicines. If there is a material change in the estimates, the Company will prospectively adjust the liability related to the sale of future royalties, effective interest rate and the related interest expense.

Performance Stock Units
In 2026, the Company started granting Performance Stock Units (“PSUs”) to certain executives. Under the terms of the PSUs, the number of units earned is based on the Total Shareholder Return (“TSR”) of Zymeworks’ common stock over a period of time. The primary performance metric for the TSR is based on cumulative Absolute Total Shareholder Return (“Absolute TSR”) of the Company’s common stock during a three-year period from January 12, 2026 to January 12, 2029, (“Performance Period”) where TSR begins after the first-year anniversary of the grant date. A secondary performance metric based on Relative Total Shareholder Return (“Relative TSR”) as ranked against the Nasdaq Biotech Index will be triggered if the above three-year performance period lapses with no Absolute TSR performance targets having been met. In addition, the PSU award includes a service condition where the individual must remain employed by the company until the final certification date, which will be within 30 days following the end of the Performance Period.
Under the terms of the grants no number of PSUs is guaranteed to vest and the actual number of PSUs that will vest at the end of each performance period may be anywhere from 0% to 200% of the target number depending on the Absolute TSR or Relative TSR. Payout percentages under the Absolute TSR range from 0% to 200%. If no payout has been earned pursuant to the Absolute TSR Criteria during the Performance Period, payout percentages under the Relative TSR will be used which range from 0% to 50%.
The PSUs are classified as equity awards and are settled in shares of the Company’s common stock.The fair value of the PSUs are determined using a Monte Carlo model because the performance target is based on the Company's Absolute or Relative TSR, which represents a market condition. The Monte Carlo simulation model is built on certain assumptions, including the Company's stock volatility. The prices at which the Company's common stock will trade in the future cannot be predicted and achievement of market conditions may occur in period different than estimated. Compensation cost is recognized regardless of whether the market‑based performance condition is ultimately achieved and is reversed only for service‑based forfeitures. The grant date fair value of these awards are amortized as stock-based compensation expense over the vesting period.
Use of Estimates
The preparation of interim condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, estimates underlying the liability related to the sale of future royalties, including anticipated future royalty payments and the related effective interest rate. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value (note 5).
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
At March 31, 2026, the maximum exposure to credit risk for accounts receivable was $4,674, 68% of which was from Jazz (December 31, 2025: 37% of receivables from Jazz) and all accounts receivable are due within the next 12 months. As at March 31, 2026 and December 31, 2025, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
3. Recent Accounting Pronouncements
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

4. Net Loss Per Share
Net loss per share for the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders:
Basic	$(44,162)	$(22,636)
Adjustment for change in fair value of liability classified stock options	(60)	(177)
Diluted	$(44,222)	$(22,813)

Denominator:
Weighted-average common stock outstanding:
Basic	74,668,790	75,171,020
Adjustment for dilutive effect of liability classified stock options	25,972	55,367
Diluted	74,694,762	75,226,387

Net loss per common share – basic	$(0.59)	$(0.30)
Net loss per common share – diluted	$(0.59)	$(0.30)
Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include (i) Exchangeable Shares for all the periods presented and (ii) for the three months ended March 31, 2025, the pre-funded warrants issued in connection with the Company’s December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration until their exercise on June 25, 2025 (note 8). The Company’s potentially dilutive securities, which include stock options and RSUs and PSUs, have been excluded from the computation of diluted net loss per share for the three months ended March 31, 2026 and 2025.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of March 31, 2026:

	March 31, 2026
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$22,141	$—	$22,141
U.S. Treasury notes	13,021	2	13,023
Corporate debt securities	85,252	29	85,281
	120,414	31	120,445
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	39,052	64	39,116

	39,052	64	39,116

	$159,466	$95	$159,561

The following table summarizes the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs and mutual funds	$21,920	$—	$21,920
U.S. Treasury notes	41,263	36	41,299
Corporate debt securities	124,272	149	124,421
	187,455	185	187,640
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	41,388	399	41,787

	41,388	399	41,787

	$228,843	$584	$229,427

The unrealized losses on the Company’s available-for-sale securities as of March 31, 2026 and December 31, 2025 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of March 31, 2026 and December 31, 2025 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.
The following tables present information about the Company’s cash, cash equivalents and marketable securities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	March 31, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$65,866				$8,968
Cash equivalents:
Money market funds and mutual funds	$178,416	$—	$—	$178,416	$32,189	$—	$—	$32,189
	$178,416	$—	$—	$244,282	$32,189	$—	$—	$41,157

Marketable securities:
GICs and mutual funds	$22,141	$—	$—	$22,141	$21,920	$—	$—	$21,920
U.S. Treasury notes	13,023	—	—	13,023	41,299	—	—	41,299
Corporate debt securities	—	124,397	—	124,397	—	166,208	—	166,208
	$35,164	$124,397	$—	$159,561	$63,219	$166,208	$—	$229,427

	$213,580	$124,397	$—	$403,843	$95,408	$166,208	$—	$270,584

6. Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2025. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2025, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of March 31, 2026.
7. Royalty Revenue Monetization
On March 2, 2026, Zymeworks BC entered into a sale agreement (the “Sale Agreement”) with Zymeworks Royalty Limited Partnership (the “Subsidiary”) a special purpose entity newly formed by Zymeworks BC and by its general partner Zymeworks General Partner ULC (“Zymeworks GP”). Under the Sale Agreement, Zymeworks BC sold to the Subsidiary a 30% interest in future royalties from the license agreements (the “Covered Agreements") with Jazz Pharmaceuticals Ireland Limited and BeOne Medicines Ltd. (“BeOne”) relating to Ziihera (zanidatamab‑hrii), not to exceed 120% of the maximum amount payable (excluding indemnification and other similar obligations) by the Subsidiary under the Loan Agreement (defined below) (such 30% interest, the “Transferred Royalty Interest”).
Following the transfer, the Subsidiary entered into a loan agreement (the “Loan Agreement”) with Royalty Pharma, acting as administrative agent and lender, pursuant to which the Subsidiary borrowed $250,000 in a non‑recourse, secured term loan (the “Loan”). The Loan bears fixed interest and matures on December 31, 2042 (the “Maturity Date”). Under the terms of the Loan Agreement, the amount payable to Royalty Pharma no later than the Maturity Date is approximately $481,300, provided that if the Loan is repaid in full on or before December 31, 2033, the amount payable to the lenders is $412,500, in each case inclusive of all applicable interest, yield protection premiums, early redemption fees, exit fees and other amounts payable under the Loan Agreement (excluding indemnification and similar obligations). Amounts repaid may not be reborrowed.
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
The Company recorded the upfront payment of $250,000 as a liability related to the sale of future royalties, net of transaction costs of $5,563, which are being amortized over the estimated life of the arrangement using the effective interest rate method. The Company recognizes royalty revenue in the period in which the commercial partner sells the related product and recognizes the related revenue. The Company records royalty payments made to Royalty Pharma as a reduction of the liability.
The Company determines the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of March 31, 2026, the estimated effective interest rate under the agreement was 10.3%.

The following is a summary of the Company's liability related to sale of future royalties for the three months ended March 31, 2026:

Proceeds from sale of future royalties in March 2026	$250,000
Issuance costs related to sale of future royalties	(5,563)
Royalty payments to Royalty Pharma	—
Interest expense related to sale of future royalties	2,040
Amortization of issuance costs	$26
Net Liability related to sale of future royalties as of March 31, 2026	$246,503
There are numerous factors, most of which are not within our control, that could materially impact the amount and timing of royalty payments from Jazz Pharmaceuticals Ireland Limited and BeOne, and result in changes to our estimate of future royalty payments to Royalty Pharma. Such factors include, but are not limited to, the regulatory approval and commercial sales of Ziihera, competing products or other significant events.
8. Stockholders’ Equity
Authorized Share Capital and Preferred Stock
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
In connection with the Plan of Arrangement, the Company issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of the Company’s preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding (the “Special Voting Preferred Stock”), enabling the Share Trustee to exercise voting rights for the benefit of the holders of the Exchangeable Shares.
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of common stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of March 31, 2026, there were 550,884 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2025: 553,184). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net loss per share.
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
During the three months ended March 31, 2026, the Company repurchased 3,195,166 shares of its common stock for a cost of $76,551, and incurred commission expense of $64, under the 2025 Repurchase Program, which have been recorded against accumulated deficit. Excise tax was estimated as $361. The Company retired all 3,195,166 shares repurchased. These shares were returned to the status of authorized and unissued shares
The following table presents the Company’s 2025 Repurchase Program activity for the periods indicated:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Year Ended December 31, 2025	431,217	$25.94	$11,188
Three Months Ended March 31, 2026	3,195,166	$23.96	$76,551

Stock-Based Compensation
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

New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU, PSU and other share-based awards, in addition to stock options. As of March 31, 2026, 5,965,874 shares of common stock were available for future award grants under the New Plan (December 31, 2025: 5,023,809 shares of common stock).
On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of March 31, 2026, 622,500 shares of common stock were available for future award grants under this plan (December 31, 2025: 390,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2025	1,947,584	12.90
Granted	957,100	23.14
Vested and settled	(758,886)	11.30
Forfeited, expired	(159,806)	15.92
Outstanding, March 31, 2026	1,985,992	18.20
As of March 31, 2026, there was $15,510 of unamortized RSU expense that will be recognized over a weighted average period of 1.79 years.
PSUs
The following table summarizes the Company’s PSU activity under the New Plan since December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2025	—	—
Granted	241,000	32.44
Outstanding, March 31, 2026	241,000	32.44
As of March 31, 2026, there was $7,254 of unamortized PSU expense that will be recognized over a weighted average period of 2.79 years.

Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2025	572,112	18.17	4.31	6,081
Granted	—	—
Exercised	(65,776)	9.61
Forfeited, expired	(964)	5.68
Outstanding, March 31, 2026	505,372	19.01	4.08	4,614
The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2025	7,816,277	12.71	7.47	109,157
Granted	1,455,950	23.14
Exercised	(774,167)	10.46
Forfeited	(682,309)	13.12
Outstanding, March 31, 2026	7,815,751	14.84	7.90	82,858
During the three months ended March 31, 2026, the Company received cash proceeds of $8,717 from stock options exercised.
The stock options outstanding at March 31, 2026 expire at various dates from November 9, 2026 to February 9, 2036.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, RSUs, PSUs as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments, are recorded in research and development expense and general and administration expense as follows:

	Three Months Ended March 31,
	2026	2025

Research and development expense	$3,793	$3,161
General and administrative expense	3,030	3,113
The amounts above include stock-based compensation expense relating to RSUs and PSUs of $3,696 for the three months ended March 31, 2026 (2025: $2,280).

The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Dividend yield	0%	0%
Expected volatility	63.1%	63.1%
Risk-free interest rate	3.83%	4.58%
Expected average life of options	6.02 years	6.06 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026	2025
Dividend yield	0%	0%
Expected volatility	56.6%	47.0%
Risk-free interest rate	2.80%	2.30%
Expected average option term	0.79 years	0.63 years
Number of liability classified stock options outstanding	64,402	272,330
At March 31, 2026, the unamortized compensation expense related to unvested options was $20,091. The remaining unamortized compensation expense as of March 31, 2026 will be recognized over a weighted-average period of 1.85 years.
9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended March 31,
	2026	2025
Jazz:
Development support payments	$392	$4,493
Drug supply for ongoing studies	345	2,957
Other drug supply	117	2,150
Royalties	1,330	202

BeOne:
Drug supply	—	208
Royalties	224	—

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	—	14,000

Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	—	3,100
	$2,408	$27,110
Since December 31, 2025, there have not been any material changes to the key terms of our collaboration and license agreements.

Contract Assets and Liabilities
As at March 31, 2026, contract assets from research, collaboration and licensing agreements were $1,554 (December 31, 2025: $2,752). As at March 31, 2026, short-term and long-term contract liabilities were $2,078 and $14,606, respectively (December 31, 2025: $2,418 and $14,606, respectively). Contract liabilities relate to deferred revenue from the BeOne and Jazz agreements.
10. Leases
The lease for the Company’s office and laboratory spaces in Vancouver, British Columbia, which we entered into in January 2019, has an initial term expiring in February 2032, with two five-year extension options. In addition, the Company leases office spaces in Bellevue, Washington and in Redwood City, California with lease terms expiring between August 2027 and July 2029. None of the optional extension periods have been included in the determination of the right-of-use assets or the lease liabilities for operating leases as the Company did not consider it reasonably certain that the Company would exercise any such options. The Company ceased its use of its office space in Redwood City, as of March 31, 2026 and fully amortized the right-of-use asset of this lease as of March 31, 2026.
The Company also leases office equipment under capital lease agreements.
The balance sheet classification of the Company’s lease liabilities was as follows:

	March 31, 2026	December 31, 2025
Operating lease liabilities:
Current portion	$3,279	$3,471
Long-term portion	13,763	14,796
Total operating lease liabilities	17,042	$18,267

Weighted average remaining lease term:
Operating leases	5.1 years	5.2 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.9%	5.9%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed payments for the three months ended March 31, 2026 was $1,089 (2025: $1,048), and were included in net cash used in operating activities in the consolidated statement of cash flows.

As of March 31, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,204
1 to 2 years	3,835
2 to 3 years	3,611
3 to 4 years	2,859
4 to 5 years	2,664
Thereafter	2,220
Total operating lease payments	19,393
Less:
Imputed interest	(2,351)
Operating lease liabilities	$17,042
The cost components of the operating leases were as follows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Lease expenses:
Operating lease expense	$1,767	$776
Variable lease expense	551	616
	$2,318	$1,392
The expense for the three months ended March 31, 2026 includes $766 of accelerated amortization for the right-of-use asset of the Company's office space in Redwood City.
11. Commitments and Contingencies
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
12. Business Segments
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
Segment profit or loss is measured as net loss presented in the consolidated statements of operations and comprehensive loss. For the purpose of evaluating segment performance and allocating resources, the CODM reviews the Company’s consolidated financial information together with certain operating metrics and evaluates net loss against comparable prior periods and the Company’s annual operating plan. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
In addition to the significant expense categories included within the consolidated statements of loss and comprehensive loss, the following table sets forth disaggregated research and development expenses:

	Three Months Ended March 31,
	2026	2025

Zanidatamab	623	1,403
ZW171	1,149	2,226
ZW191	3,032	1,706
ZW220	97	2,199
ZW251	1,908	3,951
Expense for other preclinical and research programs	7,264	6,075
Unallocated research and development expenses:
Salaries and benefits and stock based compensation	14,759	12,723
Other research and development expense	5,625	5,455
Total research and development expenses	34,457	35,738

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the attached interim condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited consolidated financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 2, 2026 and with the securities commissions in all provinces and territories of Canada on March 2, 2026. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements which reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q, except as required by law.
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
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and regulatory milestone payments relating to the regulatory approval of zanidatamab, we have not generated any revenue related to product approvals or the sale of approved products as of March 31, 2026, and, other than the anticipated receipt of additional royalties and potential regulatory milestone payments relating to future regulatory decisions and sales of zanidatamab, we do not expect to do so until such time as we or our strategic partners’ obtain regulatory approval and commercialize one or more of our product candidates. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, and private placements including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to March 31, 2026, we received $1,035.6 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of March 31, 2026, we had $403.8 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of March 31, 2026, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $44.2 million for the three months ended March 31, 2026 and as of March 31, 2026, we had an accumulated deficit of $1,073.8 million. We expect to continue to incur operating losses in the near to medium term as we execute our strategic plan announced in 2025, which emphasizes disciplined capital allocation, focused research and development investment, advancement of partnered programs, and active management of our royalty and asset portfolio. Our operating expense outlook reflects a multi-year planning framework designed to align spending with defined strategic priorities, including pipeline progression, technology platform advancement, and value-enhancing business development activities. We are prioritizing investments where we believe risk-adjusted returns are most attractive and expect operating expenses to be managed within this structured framework.

Our Strategy
Our strategy is focused on compounding long-term stockholder value through a combination of royalty growth, strategic acquisitions, and internal innovation, supported by disciplined capital allocation and a strengthened financial foundation through expected milestone payments and royalties from existing commercial partners. We pursue this strategy by discovering or acquiring and developing a diversified portfolio of preclinical or clinical healthcare assets while also evaluating strategic partnership opportunities to transfer certain costs and risks related to clinical development and/or commercialization to our strategic partners and secure the right to receive potential future royalty and milestone revenues. The following elements collectively support the execution of our strategy:

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

Zanidatamab, our first internally developed product candidate to receive regulatory approval, illustrates the execution of this partnership-based approach. Ziihera (zanidatamab-hrii), a bispecific antibody targeting HER2-expressing tumors developed using our Azymetric platform, has demonstrated positive late-stage clinical results and achieved regulatory approvals for the treatment of previously treated, unresectable or metastatic HER2-positive (“HER2+”) (IHC 3+) biliary tract cancer (“BTC”) in multiple jurisdictions including the United States, China, Europe and Canada. We have entered into separate collaboration and license agreements with BeOne Medicines Ltd. (formerly BeiGene, Ltd. and, together with its affiliates, “BeOne”) and Jazz Pharmaceuticals Ireland Limited, a subsidiary of Jazz Pharmaceuticals plc (collectively with their affiliates, “Jazz”), granting each partner exclusive rights to develop and commercialize zanidatamab in different territories. Jazz has completed the supplementary biologic license application (“sBLA”) submission for zanidatamab in the first quarter of 2026 for the treatment of first-line HER2+ locally advanced or metastatic gastroesophageal adenocarcinoma (“GEA”) under the real-time oncology review program in the United States, where zanidatamab has been granted Breakthrough Therapy Designation for patients with HER2+ GEA. In April 2026, the U.S. Food and Drug Administration ("FDA") accepted the sBLA filing for Ziihera® (zanidatamab-hrii) combinations for the first-line treatment of adult patients with HER2+ unresectable locally advanced or metastatic gastric, gastroesophageal junction ("GEJ"), or GEA for priority review with a PDUFA date of August 25, 2026. In April 2026, BeOne announced that the U.S. FDA has granted Priority Review to a sBLA for TEVIMBRA® (tislelizumab) in combination with ZIIHERA® (zanidatamab) and chemotherapy for the first-line treatment of unresectable locally advanced/metastatic HER2+ gastric, gastroesophageal junction, or esophageal adenocarcinoma. In April 2026, BeOne also received acceptance for the filing of the sBLA for zanidatamab by the Center for Drug Evaluation of the China National Medical Products Administration (“NMPA”) to seek approval for zanidatamab for the first-line treatment for HER2+ locally advanced or metastatic GEA, including cancers of the stomach, gastroesophageal junction, and esophagus. Additionally, zanidatamab is currently being evaluated in multiple global clinical trials for treatment of broader HER2-expressing indications including early and late-line breast cancer and other HER2-expressing cancers. Our partnerships with Jazz and BeOne reflect our strategy of advancing internally discovered programs through collaborations that share development risk while preserving the potential for long-term royalty and milestone revenues.

In addition to $53.0 million already received for regulatory approval of Ziihera in BTC, we are entitled to receive up to $440.0 million in near-term milestone payments from Jazz and BeOne related to approvals of Ziihera in GEA in the United States, Europe, Japan, and China as follows: U.S. - $250.0 million; EU - $100.0 million; Japan - $75.0 million; China - $15.0 million. We also expect that royalty revenue from Ziihera sales will increase as potential regulatory approvals are obtained in global markets for GEA.

We also have the potential to receive milestone payments related to future regulatory approvals in a third indication totaling $89.0 million, collectively, from Jazz and BeOne. For Jazz this includes a $50.0 million milestone payment upon regulatory approval of zanidatamab from the FDA in a third indication and a $25.0 million milestone payment upon regulatory approval of zanidatamab from the European Commission in a third indication. For BeOne this includes $4.0 million payable upon first patient dosed with zanidatamab in a third registrational study in the BeOne's territory and $10.0 million upon approval of zanidatamab by a regulatory authority for the third indication in the BeOne's territory.

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

Platform Partnerships
We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric and EFECT therapeutic platforms with the following pharmaceutical companies: GlaxoSmithKline Intellectual Property Development Limited (“GSK”), Daiichi Sankyo Co., Ltd. (“Daiichi Sankyo”), J&J, and Merck Sharp & Dohme Research GmbH (“Merck”). For additional information regarding these agreements, see the section titled “Strategic Partnerships and Collaborations” below.

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

Following the sale and transfer of the Royalty Interest, the Subsidiary entered into a Loan Agreement (the “Loan Agreement”), dated March 2, 2026, with Royalty Pharma Development Funding, LLC (“Royalty Pharma”) as administrative agent and lender, pursuant to which the lenders party to the Loan Agreement made a term loan to the Subsidiary (the “Loan”) in an aggregate principal amount of $250.0 million, that bears interest at a fixed rate and matures on December 31, 2042 (the “Maturity Date”). Under the terms of the Loan Agreement, the amount payable to the lenders no later than the Maturity Date is approximately $481.3 million, provided that if the Loan is repaid in full on or before December 31, 2033, the amount payable to the lenders is $412.5 million, in each case inclusive of all applicable interest, yield protection premiums, early redemption fees, exit fees and other amounts payable under the Loan Agreement (excluding indemnification and similar obligations). Any amount borrowed and repaid by Subsidiary may not be reborrowed.

We will retain 70% of royalties on Ziihera annual net sales throughout the term of the Loan, with full royalty rights reverting to us once the Loan and other amounts payable under the Loan Agreement to Royalty Pharma have been repaid in full. All earned regulatory and commercial milestone payments under the Covered Agreements will be retained by us. For additional information regarding this arrangement, see the section titled “Liquidity and Capital Resources” below.
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
Solid Tumors in Oncology: Antibody-Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets folate receptor alpha (“FRα”)-expressing tumors including ovarian cancer, endometrial cancer, and non-small cell lung cancer (“NSCLC”), is built using our novel, bystander-active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, over 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We have completed enrollment for the ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aims to enroll approximately 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191. In October 2025, we presented initial clinical data from the Phase 1 trial. We subsequently presented more mature data from part 1 of the Phase 1 study in April 2026. Based on the preliminary efficacy data and the tolerable safety profile observed, we have initiated dose optimization in ovarian cancer to further evaluate ZW191’s clinical activity and safety to help inform the product candidate’s registrational strategy. The U.S. FDA has granted Fast Track designation to ZW191, for the treatment of patients with advanced or metastatic platinum-resistant ovarian cancer.
ZW251: A potential first-in-class clinical-stage ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In GLP toxicology studies performed in non-human primates, ZW251 achieved an HNSTD of 100 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. In July 2025, we announced that the investigational new drug (“IND”) application for ZW251 was cleared by the FDA. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW251, registered under NCT07164313 on clinicaltrials.gov. The study aims to enroll approximately 100 participants with advanced solid tumors, including HCC, squamous NSCLC, and germ cell tumors, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ZW251.
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

Solid Tumors in Oncology: Multispecific Antibody Therapeutics (MSATs)
ZW209: A novel TriTCE targeting Delta-like ligand 3 (“DLL3”)-expressing tumor cells, is designed using our clinically validated Azymetric and EFECT platforms. By leveraging obligate cis-T cell binding and conditional cluster of differentiation 28 (“CD28”) engagement, this potentially first-in-class molecule has been designed to prevent unintended T cell activation, while enabling tumor-targeted cytotoxicity. The innovative design has demonstrated differentiated long-term cytotoxicity in vitro at low E:T (effector to target) ratios, with enhanced T cell proliferation and survival, offering significant potential to increase durability of responses in DLL3-expressing cancers. We anticipate submitting an IND to commence Phase 1 clinical studies for ZW209 in 2026, with equivalent non-U.S. applications to be submitted thereafter.
Autoimmune and Inflammatory Diseases (AIID)
ZW1528: Our first program in AIID, is a novel IL-4R⍺ x IL-33 bispecific molecule designed to address respiratory inflammation such as mixed-type chronic obstructive pulmonary disease (“COPD”) by inhibiting multiple pathways. By blocking three cytokines (IL-4, IL-13, and IL-33) in a single biologic, ZW1528 offers a unique approach to inhibit clinically validated pathways. The bispecific antibody is designed to provide complete, prolonged IL-4R⍺ blockade with simultaneous blockade of IL-33. Based on non-clinical in vitro studies, the bispecific can independently suppress IL-4, IL-13, and IL-33 driven cell signaling equivalent to that achieved with anti-IL-4R⍺ monoclonal antibody (“mAb”) or anti-IL-33 clinical benchmarks mAbs. Furthermore, in preclinical studies, ZW1528-mediated blockade of cytokine-driven activation of human epithelial cells was superior to that achieved with mAbs targeting either IL-4R⍺ or IL-33, indicating potential benefits of dual blockade. Additionally, preclinical studies with human peripheral blood mononuclear cells demonstrate ZW1528 provides blockade of IL-33 mediated effects beyond that achievable with an anti-IL33 benchmark mAb. With native Immunoglobulin G-like geometry, ZW1528 demonstrates the potential for high manufacturability and incorporates half-life extending Fc modifications. We anticipate submitting a regulatory filing to commence Phase 1 clinical studies for ZW1528 in 2027.
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
Azymetric Multispecific Antibody Platform
The Azymetric multispecific antibody platform is our foundation platform, which can produce either the backbone of our ADCs or be the base of our multispecific therapeutics that can be combined with both our TriTCE technology and our ProTECT platform to develop potential best-in-class trispecifics. The U.S. FDA approval of zanidatamab in 2024 provides validation of our proprietary Azymetric technology and capabilities for design and development of novel medicines. The Azymetric platform consists of a library of proprietary amino acid substitutions that enable the transformation of monospecific antibodies into bispecific or trispecific antibodies, which gives them the ability to simultaneously bind two non-overlapping epitopes. The Azymetric platform enables the development of biotherapeutics with dual-targeting of receptors/ligands and simultaneous blockade of multiple signaling pathways, increasing tumor-specific targeting and efficacy while reducing toxicities and the potential for drug resistance. In preclinical studies, the dual targeting of Azymetric antibodies has demonstrated synergistic activity relative to the application of an equivalent dose of the corresponding monospecific antibodies. Azymetric multispecifics can also be engineered to enhance internalization of the antibody into the tumor cell and consequently increase the delivery of cytotoxins. Azymetric multispecifics retain the desirable drug-like qualities of monoclonal antibodies, including long half-life, stability and low immunogenic potential, which increases their probability of success. Azymetric multispecifics are also compatible with standard manufacturing processes with high production yields and purity.
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
Our TOPO1i ADC platform is one of several proprietary Zymeworks linker-payload platforms. TOPO1i-based technologies have shown meaningful clinical benefit in a wide range of solid tumors, including hard-to-treat solid tumors, and have been validated across many targets. Our novel camptothecin ZD06519 (FD1) has been specifically designed for its application as an ADC payload. A panel of camptothecin analogs with different substituents at the C-7 and C-10 positions of the camptothecin core were prepared and tested in vitro. Selected compounds spanning a range of potency and hydrophilicity were elaborated into drug-linkers, conjugated to trastuzumab, and evaluated in vitro and in vivo. ZD06519 was selected based on its favorable properties as a free molecule and as an antibody conjugate, which include moderate free payload potency (~1 nanomolar), low hydrophobicity, strong bystander activity, robust plasma stability, and high-monomeric ADC content. When conjugated to different antibodies using a clinically validated MC-GGFG-based linker, ZD06519 demonstrated impressive efficacy in multiple cell-derived xenograft models and noteworthy tolerability in healthy mice, rats, and non-human primates.
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

Recent Developments
Wholly-Owned Programs
In April 2026, we shared new preclinical and clinical data at the American Association for Cancer Research ("AACR") Annual Meeting. Presentations included new preclinical combination insights from ZW191, as well as additional clinical data from Part 1 of our Phase 1 trial of ZW191. We also presented data from our emerging RAS inhibitor ADC platform and three novel candidates designed to target treatment of RAS mutated cancer.
In March 2026, we announced that the U.S.FDA has granted Fast Track designation to ZW191, for the treatment of patients with advanced or metastatic platinum-resistant ovarian cancer.
Partnered Programs
Zanidatamab
In April 2026, the U.S. FDA accepted the sBLA filing for Ziihera® (zanidatamab-hrii) combinations for the first-line treatment of adult patients with HER2+ unresectable locally advanced or metastatic gastric, GEJ, or GEA based on the HERIZON-GEA-01 data. Pending approval, Jazz expects to commercially launch zanidatamab in the U.S.
In April 2026, BeOne announced that the U.S. FDA has granted Priority Review to a sBLA for TEVIMBRA® (tislelizumab) in combination with ZIIHERA® (zanidatamab) and chemotherapy for the first-line treatment of unresectable locally advanced/metastatic HER2+ gastric, gastroesophageal junction, or esophageal adenocarcinoma In April 2026, BeOne also received acceptance for the filing of the sBLA for zanidatamab by the Center for Drug Evaluation of the China National Medical Products Administration to seek approval for zanidatamab for the first-line treatment for HER2+ locally advanced or metastatic GEA, including cancers of the stomach, gastroesophageal junction, and esophagus. BeOne has also received filing acceptance for an sBLA for tislelizumab to the CDE in China based on the HERIZON-GEA-01 data. Zymeworks is entitled to receive a $15.0 million milestone payment from BeOne related to approval of Ziihera in GEA in China.
In April 2026, Jazz presented four abstracts at AACR exploring zanidatamab’s utility across HER2-expressing solid tumors beyond BTC and GEA. Jazz also announced that they will present multiple presentations on zanidatamab at the American Society of Clinical Oncology Annual Meeting, including a rapid oral presentation of PD-L1 subgroup data from HERIZON-GEA-01 evaluating zanidatamab combinations, and additional analyses of tolerability, biomarker response and real-world treatment patterns in first-line HER2+ GEA. The second interim overall survival analysis for the HERIZON-GEA-01 trial is expected in mid-2026.
Our royalty revenue from Jazz and BeOne was $1.6 million in the three months ended March 31, 2026, driven primarily by net product sales of Ziihera® by Jazz in the three months ended March 31, 2026.
Other Matters

As of May 6, 2026, the Company has utilized approximately $95.8 million of its repurchase program announced in November 2025 to acquire 3,930,734 shares at an average price of $24.37 per share (exclusive of commission expense and estimated excise tax). As of May 6, 2026, the Company had approximately 73.0 million common shares outstanding.
In April 2026, we announced leadership appointments and transitions to align with the evolution of our corporate strategy, including the following changes:
•Ms. Kristin Stafford appointed as Executive Vice President, Chief Financial Officer, effective April 1, 2026.
•Dr. Adam Schayowitz, Ph.D., MBA appointed as Executive Vice President, Head of R&D, effective April 9, 2026.
•Mr. Scott Platshon appointed as Executive Vice President, Chief Business Officer, effective April 9, 2026.
•Mr. Paul R. Schneider appointed as Executive Vice President, General Counsel, effective May 13, 2026.

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
Through collaboration agreements with Jazz and BeOne relating to our programs for zanidatamab and zanidatamab zovodotin, we have received an aggregate of $491.0 million through March 31, 2026 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeOne with respect to zanidatamab, as of March 31, 2026, we remain eligible to receive up to $1.51 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. Under our collaboration agreement with Jazz, we are eligible to receive tiered royalties of ten to high teens percentages on global (outside of Asia (other than Japan), Australia and New Zealand) annual net sales of Ziihera up to $2.0 billion and 20% on annual net sales above $2.0 billion. Under the collaboration agreement with BeOne, we are eligible to receive tiered royalties of mid-single to mid-double digit percentages on annual net sales of Ziihera in Asia (other than Japan), Australia and New Zealand up to $1.0 billion and 19.5% on annual net sales above $1.0 billion (with royalty rates increasing by 0.5% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars).
These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future direct funding by our strategic partners for our lead asset, zanidatamab. These partnerships also leverage our strategic partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
The information included in the table below presents a summary of key aspects of our collaboration and licensing agreements as of March 31, 2026.
________________________
(1) Current stage and therapeutic indication reflects the current preclinical, clinical or commercial stage of development for the most advanced program under the partnership, as applicable.
(2) Figures reflect all potential future milestone payments under the applicable agreement, including, but not limited to, the lead asset. See further discussion of each partnership in "Item 1. Business - Strategic Partnerships and Collaborations" in our Annual Report on Form 10-K, for the year ended December 31, 2025 .
(3) Tiered royalties of up to 19.5% of annual net sales in BeOne territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.

In addition to the payments we have received through our collaboration agreements with Jazz and BeOne relating to zanidatamab and zanidatamab zovodotin, as of March 31, 2026, we have received $233.4 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric and EFECT therapeutic platforms with the following pharmaceutical companies: GSK, Daiichi Sankyo, J&J, and Merck. As of March 31, 2026, we remain eligible to receive up to $0.78 billion in preclinical and development milestone payments and up to $2.97 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms. Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company) has discontinued development of its remaining program under our collaboration agreement. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies are those policies that require the most significant judgments and estimates in the preparation of our interim condensed consolidated financial statements. A summary of our critical accounting policies is presented in note 2 of our annual consolidated financial statements for the year ended December 31, 2025.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three months ended March 31, 2026 as compared to what has been described in our most recent annual consolidated financial statements, other than the application of existing accounting policies to the royalty monetization transaction and the issuance of performance stock units, as described in note 2 of our interim condensed consolidated financial statements for the quarter ended March 31, 2026 within this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended March 31, 2026 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
Revenue

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2026	2025

Revenue from research and development collaborations	$2.4	$27.1	$(24.7)	(91)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $24.7 million in the three months ended March 31, 2026 compared to the same period in 2025. The decrease in total revenue was driven mainly by the achievement of non-recurring clinical milestone payments in 2025 of $14.0 million and $3.1 million from GSK and Daiichi Sankyo, respectively, as well as continued declines in development support and drug supply revenue from Jazz. The decline in development support and drug supply revenue from Jazz reflects the transition of responsibility for certain zanidatamab clinical activities to Jazz under our amended agreements.
These decreases were partially offset by higher royalty revenue from Jazz and BeOne in 2026. Royalty revenue from Jazz and BeOne is expected to grow over time as commercial sales of Ziihera increase.
Research and Development Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2026	2025

Third-party research and development program expenses:
Zanidatamab	$0.6	$1.4	$(0.8)	(57)%
Zanidatamab zovodotin	—	0.3	(0.3)	(100)%
ZW171	1.1	2.2	(1.1)	(50)%
ZW191	3.0	1.7	1.3	76%
ZW220	0.1	2.2	(2.1)	(95)%
ZW251	1.9	4.0	(2.1)	(53)%
Other preclinical and research programs	7.3	5.7	1.6	28%
	14.0	17.5	(3.5)	(20)%
Unallocated departmental research and development expenses:
Salaries and benefits	10.9	9.5	1.4	15%
Stock-based compensation expense	3.9	3.3	0.6	18%
Other unallocated expenses	5.7	5.4	0.3	6%
Research and development expense	$34.5	$35.7	$(1.2)	(3)%
Research and development expense decreased by $1.2 million for the three months ended March 31, 2026 compared to the same period in 2025. The year‑over‑year change primarily reflects a shift in program mix, as reduced spending on later‑stage and discontinued programs exceeded increased investment in early‑stage clinical studies and preclinical pipeline activities.
The decrease was primarily driven by lower third‑party research and development program expenses, reflecting reduced activity in the ZW220, ZW251, and ZW171 programs. Spending on ZW220 and ZW171 declined following prior decisions to pause or discontinue development activities, while spending on ZW251 decreased compared to the prior‑year period due to the completion of higher‑cost IND‑enabling activities incurred in the first quarter of 2025, partially offset by continued Phase 1 clinical trial costs.

These decreases were partially offset by higher expenses related to ZW191, reflecting ongoing clinical trial progress, as well as increased investment in earlier‑stage programs and research platforms, primarily the ZW1528 program.
Unallocated research and development expenses increased compared to the prior‑year period, primarily due to higher salaries and benefits, reflecting costs associated with previously disclosed leadership transitions, including severance‑related expenses recognized during the period.
General and Administrative Expense

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2026	2025

Salaries and benefits	$6.1	$4.4	$1.7	39%
Stock-based compensation expense	3.1	3.1	—	—%
Professional fees, consulting and business insurance	3.6	4.9	(1.3)	(27)%
Other general and administrative expenses	2.3	4.6	(2.3)	(50)%
General and administrative expense	$15.1	$17.0	$(1.9)	(11)%
General and administrative expense decreased by $1.9 million for the three months ended March 31, 2026 compared to the same period in 2025.
The decrease was primarily driven by lower professional fees and consulting expenses, reflecting the absence of non‑recurring corporate strategy and advisory initiatives incurred in the prior‑year period, as well as reduced information technology consulting and software‑related costs following the completion of a significant enterprise systems transition, which resulted in lower ongoing operating expenses. The decrease also reflects reduced spending on certain legal and other professional services.
These decreases were partially offset by higher salaries and benefits, reflecting costs associated with previously disclosed leadership transitions, including severance‑related expenses recognized during the period.
Other Income, net

	Three Months Ended March 31,		Increase/ (Decrease)
(dollars in millions)	2026	2025

Other income, net	$0.8	$3.5	$(2.7)	(77)%
Other income, net decreased by $2.7 million for the three months ended March 31, 2026 compared to the same period in 2025. Other income, net for the three months ended March 31, 2026 included $2.7 million in interest income and $0.1 million in net foreign exchange gain and other miscellaneous amounts offset by $2.1 million of interest expense related to the Loan Agreement with Royalty Pharma executed in March 2026. Other income, net for the three months ended March 31, 2025 primarily included $3.4 million in interest income. The decrease in interest income was due to a reduction in the balances of our cash, cash equivalents and marketable securities, due to operating cash requirements.

Income Tax

	Three Months Ended March 31,		Increase/ (Decrease)
	2026	2025
(dollars in millions)

Income tax (recovery) expense	$(2.2)	$0.5	$(2.7)	(540)%
Income tax expense decreased by $2.7 million for the three months ended March 31, 2026, compared to the same period in 2025. The change for the three month period ending March 31, 2026 is primarily due to the tax benefit associated with changes in undistributed earnings of foreign subsidiaries during the reporting period.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings and private placements (including the issuance of pre-funded warrants), loans, as well as from upfront fees, milestone payments, and research support payments generated from our strategic collaborations and licensing agreements. As part of our previously announced asset and royalty aggregation strategy, we anticipate that funds used in operations will increasingly be derived from royalty and milestone payments that we receive through our strategic collaboration and licensing agreements. We also evaluate other sources of capital to finance our operations, including through debt financings, asset monetizations, strategic partnerships, grant funding, and public and private equity offerings.
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
In December 2023, we completed a private placement pursuant to which we sold 5,086,521 pre-funded warrants at a price of $9.8299 per pre-funded warrant. We received gross proceeds of $50.0 million, and net proceeds were $49.9 million, after expenses. Each pre-funded warrant was exercisable for one share of common stock at an exercise price of $0.0001 per share, subject to adjustments as provided under the terms of the pre-funded warrants. In June 2025, these pre-funded warrants were fully exercised on a net exercise basis resulting in the issuance of 5,086,480 shares of common stock.
Royalty Pharma Loan Arrangement
On March 2, 2026, Zymeworks BC entered into the Sale Agreement with the Subsidiary, pursuant to which Zymeworks BC sold to the Subsidiary 30% of future royalty payments (not to exceed 120% of the maximum amount payable by the Subsidiary under the Loan Agreement) (excluding indemnification and other similar obligations) related to Ziihera (zanidatamab-hrii) receivable under the Covered Agreements at a purchase price of $250.0 million. Under the Sale Agreement, Zymeworks BC is restricted from taking certain actions with respect to the Covered Agreements, including (i) entering into any contracts, or amending, modifying or waiving provisions of any contracts, relating to the royalties receivable under the Covered Agreements that would undermine the Royalty Interest or reasonably be expected to result in a material adverse effect, (ii) taking actions that would, or would give the right to an applicable commercial partner to, terminate a Covered Agreement or certain material in-license agreements covering Ziihera, or amending, modifying, waiving any provision, providing any consent or taking any action under any Covered Agreement that would reduce any Royalty Interest payments or reasonably be expected to result in a material adverse effect, without the prior written consent of the Subsidiary and Royalty Pharma, (iii) selling, transferring, disposing of or encumbering its interests in applicable Ziihera-specific intellectual property, Ziihera, a Covered Agreement or certain material in-license agreements covering Ziihera, or entering into monetization or similar transactions with respect to Zymeworks BC’s retained royalty interests under any Covered Agreement, except, in each case, without certain assumption and other arrangements protective to Royalty Pharma’s interests, and (iv) permitting Covered Agreement counterparties to acquire more than 50% of Zymeworks BC’s retained royalty interests under any Covered Agreement without certain assumption and other arrangements protective to Royalty Pharma’s interests, in addition to being subject to other customary covenants.
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
We will retain 70% of royalties on Ziihera annual net sales throughout the term of the Loan, with full royalty rights reverting to us once the Loan and other amounts payable under the Loan Agreement to Royalty Pharma have been repaid in full. All earned regulatory and commercial milestone payments under the Covered Agreements will be retained by us.
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
The Loan Agreement also contains other customary terms and conditions, including representations and warranties, as well as indemnification obligations in favor of Royalty Pharma. The payment obligations under the Loan Agreement are limited to the Subsidiary, and the Lenders have no recourse under the Loan Agreement against the Company or Zymeworks BC or any assets other than the Collateral and Zymeworks BC’s equity interest in Zymeworks GP and the Subsidiary, and Zymeworks GP’s equity interests in the Subsidiary.
We intend to use the net cash received from this arrangement to support our ongoing stock repurchase program and fund potential strategic acquisitions, as well as for working capital and other general corporate purposes.
As of March 31, 2026, we had $403.8 million of cash, cash equivalents, and marketable securities, comprised of $244.3 million in cash and cash equivalents and $159.6 million in marketable securities.

Cash Flows
The following table represents a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(45.7)	$(3.4)
Investing activities	70.0	12.2
Financing activities	178.8	1.3
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net change in cash and cash equivalents	$203.1	$10.1
Operating Activities
During the three months ended March 31, 2026, cash used in operating activities was $45.7 million compared to $3.4 million of cash used in operating activities for the same period in 2025. Lower cash used in operating activities in 2025 was primarily due to favorable movements in working capital.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2026 primarily related to net proceeds from marketable securities of $70.2 million partially offset by cash outflows of $0.2 million for expenditures for office equipment and software implementation. Net cash provided by investing activities for the same period in 2025 primarily related to net proceeds from marketable securities of $12.5 million partially offset by cash outflows of $0.3 million for expenditures related to software implementation.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2026 included net proceeds of $245.6 million related to the Loan Agreement with Royalty Pharma, $8.7 million from stock option exercises and $0.6 million from the issuance of shares of common stock under our employee stock purchase plan. These were partially offset by $76.2 million used for the 2025 Repurchase Program. Net cash used in financing activities for the same period in 2025 included net proceeds of $0.8 million from stock option exercises and $0.5 million from the issuance of shares of common stock under our employee stock purchase plan.
Funding Requirements
Our revenue through March 31, 2026 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates. We anticipate that at least over the short-term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in Note 10 - Leases and other commitments and contingencies as presented in Note 11 - Commitments and Contingencies to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development of our product candidates and the successful implementation of our recently announced strategy, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. This anticipated runway excludes the impact of any regulatory milestone payments we are entitled to receive in connection with additional regulatory approvals for zanidatamab, as well as the proceeds from our recently announced loan arrangement with

Royalty Pharma. We have based our cash runway estimates on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash runway. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain. In addition, as part of our recently announced strategy, we intend to evaluate and potentially consummate various acquisitions and other strategic transactions, the magnitude and timing of which are uncertain. As a result of the foregoing, it is difficult to predict the actual funds we will require to fund our planned operations. See Part II, Item 1A, “Risk Factors – Risks Relating to Our Business,” “Risk Factors – Risks Relating to Development of our Product Candidates,” and “Risk Factors –Risks Related to Our Financial Position and Need for Additional Capital.”
Additionally, on August 1, 2024, our board of directors authorized the 2024 Repurchase Program, under which we were authorized to repurchase up to $60.0 million of our common stock. As of November 10, 2025, we completed the entire $60.0 million of the 2024 Repurchase Program. On November 16, 2025, our board of directors authorized the 2025 Repurchase Program, whereby we were authorized to repurchase up to $125.0 million of our outstanding common stock. As of March 31, 2026, we repurchased 3,195,166 shares of our common stock under the 2025 Repurchase Program. As of May 6, 2026, we have repurchased 3,930,734 shares of our common stock under the 2025 Repurchase Program, and there is $29.2 million of remaining capacity under the 2025 Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The 2025 Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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

Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of May 6, 2026, 73,023,061 shares of common stock were issued and outstanding. In addition, as of May 6, 2026, we had 4,173,012 shares of common stock issuable pursuant to 4,173,012 exercisable outstanding stock options, 4,151,791 shares of common stock issuable pursuant to 4,151,791 outstanding options that were not exercisable at that date, and 2,462,220 shares of common stock issuable upon vesting of outstanding time-based restricted stock units and performance stock units.
In connection with the Plan of Arrangement (as defined in Note 8 - Stockholders' Equity - Authorized Share Capital and Preferred Stock of our interim condensed consolidated financial statements as of and three months ended March 31, 2026 within this Quarterly Report on Form 10-Q), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. Unless redeemed earlier in accordance with their terms, any Exchangeable Shares that remain outstanding on the seventh anniversary of the effectiveness of our Redomicile Transactions will be redeemed on such seventh anniversary, subject to any extension approved by the directors of ExchangeCo. For additional information and the meaning of defined terms referenced in this paragraph, please see Note 8 - Stockholders' Equity - Authorized Share Capital and Preferred Stock of our interim condensed consolidated financial statements as of and for the three months ended March 31, 2026, within this Quarterly Report on Form 10-Q.
As of May 6, 2026, 873,649 Exchangeable Shares have been exchanged on a one-to-one basis for 873,649 shares of our common stock and 550,884 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 550,884 shares of our common stock.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2026, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of March 31, 2026, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
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
In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, treatment of intellectual property, taxes, and other limitations on cross-border operations, including the provision of services and the exchange of data. The U.S. government has made and continues to make significant changes in U.S. trade policy and may continue to take actions that could negatively impact U.S. trade. For example, the National Defense Authorization Act of 2026, which includes Section 851 regarding “prohibition on contracting with certain biotechnology providers” (the “BIOSECURE Act”), restricts federal government contracts, grants, and loans from being issued to companies that use biotechnology equipment or services from any designated “biotechnology company of concern,” as part of such companies’ performance of those agreements with the U.S. government. Once fully implemented through issuance of regulations, the BIOSECURE Act may ultimately limit certain U.S. biotechnology companies (such as ours) from using equipment or services produced or provided by Chinese biotechnology companies that meet the designation criteria of the new law, or certain affiliated entities. In addition, even if we do not seek any covered federal government contracts, grants or loans, commercial partners, government agencies, or other third parties may view our business less favorably if we contract with entities that ultimately become biotechnology companies of concern.
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

Under the current U.S. Presidential administration, the United States threatened and enacted significant new tariffs on many countries. For example, between April 2025 and February 2026, the U.S. government imposed global “reciprocal” tariffs affecting most U.S. trading partners and between February 2025 and February 2026 the U.S. government imposed additional “fentanyl-related” tariffs targeting goods from Canada, Mexico, and China. These additional U.S. tariffs were implemented under authorities asserted in the International Emergency Economic Powers Act (“IEEPA”) and rescinded on February 24, 2026, following a Supreme Court decision invalidating the use of IEEPA to authorize these tariffs. The availability, timing, and amount of any related refunds associated with payments of these duties remain uncertain and subject to further legal, regulatory, and administrative action. Beginning February 24, 2026, the U.S. government implemented a new, global “temporary import surcharge” of 10% on many of the same products affected by the prior reciprocal tariffs, under authorities provided for in Section 122 of the Trade Act of 1974, supplementing existing non-IEEPA tariff measures. Additional tariffs have been recently imposed under Section 232 and Section 301 tariff measures, and additional trade-related investigations by the U.S. government are in progress and could result in the imposition of additional tariffs as well. For example, on April 2, 2026, the U.S. government announced that it will implement a 100% Section 232 tariff on certain patented and branded pharmaceutical products beginning September 29, 2026. These or other tariffs could materially increase our costs and/or complicate our supply chain for the manufacture and importation of our product candidates. There has been ongoing action, discussion, negotiation, commentary and litigation regarding these and potential further changes to U.S. trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, have caused and may continue to cause significant volatility in global financial markets and may have a material adverse effect on global economic conditions and global trade. Additionally, these developments could weaken the U.S. dollar against other currencies, which may adversely affect our business, including as a result of increased costs for goods and services denominated in other currencies. These effects may also negatively impact our strategic partners. Any of these factors could depress economic activity, restrict our access to third-party services, and disrupt the supply chain for our product candidates. For example, the early-stage clinical supplies for our internal pipeline are currently sourced from China, and while we are actively monitoring tariffs and evaluating other locations for future clinical product requirements, our mitigation efforts may not be successful, and our business may be adversely affected. We also run a portion of our global clinical studies and utilize clinical trial sites in non-U.S. locations; we cannot predict how these non-U.S. locations may be impacted by tariffs or a broader trade war. If we or our strategic partners are unable to obtain or use services from existing providers, source supplies of product candidates or approved drugs, or export or sell approved products at competitive prices, our business, liquidity, financial condition, and/or results of operations could be materially and adversely affected.
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
A key aspect of our strategy is to pursue partnering and other strategic collaborations that enable us to transfer certain costs and risks related to later-stage development and/or commercialization to our strategic partners. If we successfully enter into these types of transactions, we expect to be able to enhance our capital efficiency by deploying resources that may have otherwise been spent on later-stage clinical development and/or commercialization across other areas of our business; however, we may not be able to identify suitable partners or enter into agreements on terms acceptable to us. Even if we are able to secure additional partnering arrangements, there can be no assurance that these arrangements will be successful, which could materially harm our business, financial condition and results of operations. If we elect to progress product candidates internally, our capabilities for later stage drug development and/or commercialization of product candidates, if approved, is limited. We have entered into strategic partnerships with other companies that we believe can provide later stage development and potentially commercialization capabilities, including our collaboration and license agreements with Jazz, BeOne, GSK, Daiichi Sankyo, J&J and Merck. Our existing strategic partnerships, and any future strategic partnerships we enter into, may pose risks, including:
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
•strategic partnerships may be terminated for the convenience of the partner and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates (for example, each of our collaboration and license agreements with Jazz, BeOne, GSK, Daiichi Sankyo, J&J and Merck may be terminated for convenience upon the completion of a specified notice period);
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
Termination or delays in completing any clinical trial of our product candidates will delay our ability to generate product revenue, whether through partnering or otherwise, increase our costs, slow down product development, and jeopardize our ability to generate revenue. Even if trials are successfully completed, clinical data are often susceptible to varying interpretations and analyses, and we cannot guarantee that the FDA or non-U.S. health authorities will interpret the results as we or our strategic partners do, and more trials could be required before we or our strategic partners submit the product candidates for approval. We cannot guarantee that the FDA or non-U.S. health authorities will view any of the product candidates as having adequate safety and efficacy profiles even if favorable results are observed in these clinical trials, and we or our strategic partners may receive unexpected or unfavorable feedback from the FDA or non-U.S. health authorities regarding satisfaction of safety, purity and potency (including clinical efficacy), amongst other factors. If the results of the trials are not satisfactory to the FDA or non-U.S. health authorities for support of a marketing application, approval of the product candidates may be significantly delayed, or we or our strategic partners may be required to expend significant additional resources, which may not be available, to conduct additional trials in support of potential approval of the product candidates. Any failure or significant delay in commencing or completing clinical trials could adversely affect our or our strategic partners’ ability to obtain regulatory approval and negatively impact our expected product or royalty and milestone revenue. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety, purity and efficacy for each desired indication. The BLA must also include significant information regarding the manufacturing controls for the product. The novel nature a product candidate may introduce uncertain, complex, expensive and lengthy challenges that could impact regulatory approval. Even if we or our strategic partners complete clinical testing and receive approval of any regulatory filing for product candidates, the FDA or non-

U.S. health authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested. Moreover, even if regulatory approval is obtained for an indication, there is no guarantee that additional indications will be approved, which could materially limit the commercial potential of any approved product. For example, while Jazz intends to seek approval of zanidatamab in additional indications, we cannot be certain that such approvals will be obtained. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted.
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
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC and ZW191, an ADC targeting folate receptor-α (FRα), for the treatment of patients with advanced or metastatic platinum-resistant ovarian cancer. While the FDA granted accelerated approval for Ziihera for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, these Fast Track designations do not ensure that zanidatamab or ZW191 will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that zanidatamab or ZW191 will ultimately obtain regulatory approval for additional indications. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the zanidatamab or ZW191 clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC. Designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If a clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, the benefits associated with the Fast Track or Breakthrough Therapy designations may not be realized by us or our strategic partners. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures. Zanidatamab was granted Breakthrough Therapy designation from the CDE in China for treating patients with BTC who have failed prior systemic therapies. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. As with designation by the FDA, the Breakthrough Therapy designation by the CDE is not a guarantee that zanidatamab will experience a faster development regulatory review or approval process or that it will ultimately receive regulatory approval for additional indications.
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
The regulations that govern marketing approvals, pricing, coverage and reimbursement for new drugs vary widely from country to country. Many countries require approval of the sale price of a drug before it can be marketed. In most cases, the pricing review period begins after marketing or product licensing approval is granted. In some non-U.S. markets, prescription pharmaceutical pricing remains subject to continuing governmental control after initial approval is granted. As a result, a product may receive regulatory approval in a particular country, but then be subject to price regulations that delay commercial launch of the product, negatively impacting the revenues generated from sales in that country and consequently negatively affecting our revenues through royalties or otherwise. In many countries, particularly those in the EU, prescription drug pricing and reimbursement is subject to governmental control. In countries that impose price controls, pricing negotiations with governmental authorities can take considerable time after receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, regulators may require a clinical trial that compares the cost-effectiveness of the product candidate under review to other available therapies. Successful commercialization of any products also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other third-party payors. Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that can require provision to the payor of supporting scientific, clinical and cost-effectiveness data for the product under review. In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process, with no assurance that coverage and adequate reimbursement will be obtained. There may also be significant delays in obtaining coverage and reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved. We expect pricing pressures in connection with the sale of any approved products due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative proposals. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Further, the current U.S. Presidential administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of the U.S. Department of Health and Human Services to establish a mechanism through which U.S. patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. Government agreements with pharmaceutical companies that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry and our ability to recognize product or royalty and milestone revenues. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented related to drug pricing, drug supply chain and manufacturing in the United States. In international markets, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Approved products might not be considered medically reasonable and necessary for a specific indication or cost-effective by third-party payors, an adequate level of reimbursement might not be available for such products, and third-party payors’ reimbursement policies might adversely affect any future approved products profitability.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that at least over the short-term we will continue to incur losses. We have only one product approved for commercial sale, and, as of March 31, 2026, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2025 and 2024 were $81.1 million and $122.7 million, respectively, while our net loss for the three months ended March 31, 2026 was $44.2 million. As of March 31, 2026, our accumulated deficit was $1,073.8 million. Our revenue as of March 31, 2026 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. We anticipate that at least over the short-term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of March 31, 2026, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses as well as our ability to become net income positive will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners and the successful implementation of our recently announced strategy. Because of the numerous risks and uncertainties associated with pharmaceutical product development as well as our asset aggregation strategy, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Historically, we have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. Zanidatamab is the only product candidate developed with our therapeutic platforms that has received regulatory approval, and we and our strategic partners are still developing other product candidates. To become and remain profitable, we and our strategic partners must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing and acquiring product candidates, securing partnerships and either directly or through our strategic partners advancing through later stage clinical development, regulatory approval and the manufacturing, marketing and selling of those product candidates that obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales, royalties, milestones or otherwise that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations.
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

Pursuant to the terms of the Sale Agreement and Loan Agreement with Royalty Pharma, we and our subsidiaries are restricted from taking certain actions with respect to the Covered Agreements, including (i) entering into any contracts, or amending, modifying or waiving provisions of any contracts, relating to the royalties receivable under the Covered Agreements that would undermine the Royalty Interest or reasonably be expected to result in a material adverse effect, (ii) taking actions that would, or would give the right to an applicable commercial partner to, terminate a Covered Agreement or certain material in-license agreements covering Ziihera, or amending, modifying, waiving any provision, providing any consent or taking any action under any Covered Agreement that would reduce any Royalty Interest payments or reasonably be expected to result in a material adverse effect, without the prior written consent of the Subsidiary and Royalty Pharma, (iii) selling, transferring, disposing of or encumbering its interests in applicable Ziihera-specific intellectual property, Ziihera, a Covered Agreement or certain material in-license agreements covering Ziihera, or entering into monetization or similar transactions with respect to Zymeworks BC’s retained royalty interests under any Covered Agreement, except, in each case, without certain assumption and other arrangements protective to Royalty Pharma’s interests, and (iv) permitting Covered Agreement counterparties to acquire more than 50% of Zymeworks BC’s retained royalty interests under any Covered Agreement without certain assumption and other arrangements protective to Royalty Pharma’s interests, in addition to being subject to other customary covenants. Additionally, under the Loan Agreement, if certain events of default occur, including the termination of a Covered Agreement or a change of control of us as well as other customary events of default, Royalty Pharma may terminate the Loan Agreement and demand immediate payment of an amount equal to the outstanding principal amount of the loan plus all applicable fees, premiums and accrued and unpaid interest thereon and exercise all rights and remedies available under or pursuant to the Loan Agreement. Such covenants may delay or discourage transactions that our stockholders might otherwise deem to be in their best interests. For additional information regarding this arrangement, see the section titled “Liquidity and Capital Resources” under Part I. Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.
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
In addition to patent protection, we also rely on other proprietary rights, including protection of trade secrets, and other proprietary information. For example, we treat our confidential and proprietary computational technologies, including unpatented know-how and other proprietary information, as trade secrets. We enter into confidentiality agreements with our employees, consultants, strategic partners and others upon the commencement of their relationships with us. These agreements provide that all confidential information developed by the individual or made known to the individual by us during the course of the individual’s relationship with us be kept confidential and not disclosed to third parties. Our agreements with employees and our personnel policies also provide that any inventions conceived by the individual in the course of rendering services to us shall be our exclusive property. However, we may not obtain these agreements in all circumstances, and individuals with whom we have these agreements may not comply with their terms. We cannot guarantee that we have entered into such agreements with each party that has or may have had access to, or houses or hosts, our trade secrets or proprietary information or that has been involved in the development of intellectual property. Further, despite such agreements, such inventions or confidential information may become disclosed or assigned to third parties. Monitoring unauthorized uses and disclosures is difficult and we do not know whether the steps we have taken to protect our proprietary technologies will be effective. In the event of unauthorized use or disclosure of our trade secrets or proprietary information, these agreements, even if obtained, may not provide meaningful protection, particularly for our trade secrets or other confidential information. To the extent that our employees, consultants or contractors use technology or know-how owned by third parties in their work for us, disputes may arise between us and those third parties as to the rights in such technology or know-how or in related inventions. To the extent that an individual who is not obligated to assign rights in intellectual property to us is rightfully an inventor of intellectual property, we may need to obtain an assignment or a license to that intellectual property from that individual, that individual’s assignee, or a third party. Such assignment or license may not be available on commercially reasonable terms or at all. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems and cloud storage sources, but such security measures may be breached, including through cyber-hacking or cyberattacks, and we may not have adequate remedies for any breach. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. The disclosure of our trade secrets would impair our competitive position and may materially harm our business, financial condition and results of operations. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to maintain trade secret protection could adversely affect our competitive business position. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such third party, or those to whom they communicate such technology or information, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, or if we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced and our business and competitive position could be harmed. Adequate remedies may not exist in the event of unauthorized use or disclosure of our proprietary information. As is common in the biotechnology and pharmaceutical industries, we employ individuals who were previously or concurrently employed at research institutions and/or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We may be subject to claims that these employees, or we, have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers, or that patents and applications we have filed to protect inventions of these employees, even those related to one or more of our product candidates, are rightfully owned by their former or concurrent employer. Litigation may be necessary to defend against these claims. Such trade secrets or other proprietary information could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or products. Such license may not be available on commercially reasonable terms or at all. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. In July 2025, the FDA announced its intent to increase transparency by publicly releasing portions of Complete Response Letters (“CRLs”) issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how such disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our or our strategic partners’ product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our patents, or accelerate the development of generics and biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.
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
Various U.S. state laws relating to the protection of personal information (including health and other data of patients, research subjects, and other individuals) may be more rigorous than, or impose additional requirements beyond those required by, HIPAA, and may increase our compliance obligations and costs. Many other privacy and security laws have been proposed at the federal level and in other states, certain of which impose obligations similar to the California Consumer Privacy Act (“CCPA”), which became effective in January 2020 and gives Californian consumers expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA allows for statutory fines for noncompliance as well as a limited private right of action in connection with certain data breaches. Other privacy and security laws address specific subject matter, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. While exemptions to some of these laws may apply to portions of our business, these laws’ enactment and evolving interpretations may increase our compliance costs and potential liability. These or other proposed or enacted laws relating to privacy and security could similarly increase our compliance obligations and costs in the future. We may also be subject to laws and regulations in non-U.S. countries covering privacy and security and the protection of health-related and other personal information. For example, the European Economic Area (“EEA”), the UK and Switzerland have stringent privacy and data protection laws that impose significant compliance obligations. The General Data Protection Regulation 2016/679 (“GDPR”) applies to the processing of personal information and imposes numerous requirements, including high standards for consent, enhanced disclosures, strengthened individual rights, data breach notifications, limitations on retention and use, and additional obligations for third-party processors. The GDPR provides for fines of up to the greater of €20.0 million or 4% of total worldwide annual turnover, as well as other administrative penalties and also permits relief and recovery under national and local laws. The UK has implemented similar legislation, referred to as the UK GDPR, with comparable fines, and has enacted the UK Data (Use and Access) Act 2025 (“DUAA”), which introduced targeted amendments and increased compliance complexity. The European Commission has renewed the UK’s adequacy decision through December 2031 after assessing the DUAA. The GDPR and laws in Switzerland and the UK generally restrict the transfer of personal information to countries outside the EEA, Switzerland, and the UK, such as the United States. We are not certified under the EU-U.S. Data Privacy Framework, and instead rely on other data transfer tools such as the EU standard contractual clauses (“EU SCCs”) and the UK addendum to the EU SCCs to transfer personal information to third countries outside the EEA and the UK, taking into consideration related obligations. To the extent we transfer personal information from other jurisdictions to the United States, we may not be able to implement or maintain an appropriate data transfer mechanism to continue such transfers. The U.S. Department of Justice also has issued rules regarding certain bulk sensitive personal data transfers. The interpretation of data transfer requirements, regulatory guidance and opinions, and other developments relating to cross-border data transfer may require us to implement additional contractual and technical safeguards for any personal information transferred out of the EEA, Switzerland, the UK, the United States, or other regions, which may increase compliance costs, lead to increased regulatory scrutiny or liability, and may require additional contractual negotiations, which may adversely impact our business, financial condition, and operating results. The EU has enacted numerous laws and regulations addressing cybersecurity, including substantial revisions to its Network and Information Security directive that EU member states are required to reflect in national law, and requirements for hosting health data will vary by jurisdiction within EEA countries and the UK, and we may be or become subject to other national healthcare regulations or regulatory requirements. The interpretation and application of consumer, health-related and privacy, data protection and security laws in the United States, the EEA, Switzerland, the UK and elsewhere are often uncertain, contradictory and in flux. Any failure or perceived failure to comply with federal, state or non-U.S. laws or regulations, contractual or other legal obligations related to privacy or security may result in claims, warnings, communications, requests or investigations from individuals, supervisory authorities or other legal or regulatory authorities in relation to our processing of personal information, and regulatory investigations or other proceedings. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices. If so, this could result in government-imposed fines or orders requiring that we change our practices, which could adversely affect our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices and compliance procedures in a manner adverse to our business.

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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President, and Chief Executive Officer, Kristin Stafford, our Chief Financial Officer, Adam Schayowitz, our Head of Research and Development, Scott Platshon, our Chief Business Officer, Mark Hollywood, our Chief Operating Officer, Paul A. Moore, our Chief Scientific Officer, Sabeen Mekan, our Chief Medical Officer, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and strategic objectives and seriously harm our ability to successfully implement our business strategy. Retention and any future recruitment of qualified scientific, technical and clinical personnel, as well as recruitment and retention of personnel with experience in successfully identifying and executing business development transactions, including in-licensing and acquisition transactions, will also be critical to our success. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy, as well as helping us to identify strategic opportunities. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and partnering plans and strategies, we may need to modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of March 31, 2026, we had 243 full-time employees. As we advance our development and partnering plans and strategies in the future, we anticipate that we may need to modify our employee base. Such changes may impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any modification of our employee base. We may not be able to effectively manage a modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed organizational modifications, our expenses may be higher than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 49.7% of our outstanding common stock as of March 31, 2026. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 32.7% of our outstanding common stock as of March 31, 2026. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
In November 2025, our board of directors approved the 2025 Repurchase Program, pursuant to which we are authorized to repurchase up to $125.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. As of March 31, 2026, we have repurchased 3,626,383 shares of our common stock under the 2025 Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our 2025 Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock. Our ability to make share repurchases will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase additional shares of stock, a reduction in the frequency of repurchases, or the completion of our 2025 Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price. The existence of our 2025 Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our 2025 Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Additionally, as part of our evolving business strategy, we intend to evaluate opportunities to return capital to our stockholders through additional potential share repurchases. However, there can be no assurance that implementation of our evolving business strategy will generate sufficient cash flows from royalties, milestones and other sources to enable such additional share repurchases and, as a result, our stockholders may not realize enhanced long-term stockholder value. Any use of our cash resources to repurchase our common stock will reduce the amount of cash we have available for investment in other parts of our business and we may not deploy our resources in a way that enhances stockholder value.
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
On November 16, 2025, our board of directors authorized a new stock repurchase program (the “2025 Repurchase Program”), whereby we may repurchase up to $125.0 million of our outstanding common stock. As of March 31, 2026, we repurchased an aggregate of $87.7 million, consisting of 3,626,383 shares at an average price per share of $24.19 (exclusive of commission expense and estimated excise tax).
In the first quarter of 2026, shares of common stock purchased under the authorization consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)(2)
January 1, 2026 - January 31, 2026	1,214,257	$24.55	$1,214,257	$84.0
February 1, 2026 - February 28, 2026	934,941	22.99	$934,941	$62.5
March 1, 2026 - March 31, 2026	1,045,968	24.13	$1,045,968	$37.3
	3,195,166	$23.96	3,195,166	$37.3
(1) Average price paid per share excludes commission expense and estimated excise tax.
(2) Dollar value of shares that may yet be purchased has been rounded to one decimal point.

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

3.4	Certificate of Designations of Special Voting Stock of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K12B filed with the SEC on October 13, 2022).

10.1*	Sale Agreement by and among Zymeworks BC Inc., Zymeworks Royalty Limited Partnership, Zymeworks Inc., and Royalty Pharma Development Funding, LLC dated as of March 2, 2026.

10.2*	Loan Agreement by and among Zymeworks Royalty Limited Partnership Royalty Pharma Development Funding, LLC and the Lenders from time to time party thereto dated as of March 2, 2026.

10.3#
Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Kristin Stafford, effective April 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026).

10.4#	Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Adam Schayowitz, effective April 9, 2026

10.5#	Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Scott Platshon, effective April 9, 2026

10.6#
Separation Agreement and Release, by and between Leone Patterson and Zymeworks Biopharmaceuticals, Inc., dated February 1, 2026 (incorporated by reference to Exhibit 10.59 of the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2026).

10.7#
Severance Agreement, Consultancy Agreement, and Assignment and Novation Agreement by and among Zymeworks Pharmaceuticals Limited, Zymeworks BC Inc., and Jeffrey Smith dated January 31, 2026 (incorporated by reference to Exhibit 10.58 of the Company's Annual Report on Form 10-K filed with the SEC on March 2, 2026).

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

101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 (unaudited) and December 31, 2025 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three month periods ended March 31, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three month periods ended March 31, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2026 and 2025 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

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

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	May 7, 2026

By:	/s/ Kristin Stafford
	Name:	Kristin Stafford
	Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	May 7, 2026