Form 10-Q
period 2026-06-30
Zymeworks Inc.
filed 2026-08-06
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of August 4, 2026 was 70,959,241.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended June 30, 2026

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
•our ability to complete our proposed acquisition of Theravance Biopharma, Inc. (“Theravance”) and related non-recourse debt financing with OCM IP Healthcare Portfolio LP (“OMERS Life Sciences”);
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
•our ability to realize the anticipated benefits from our proposed acquisition of Theravance, including future performance of the YUPELRI and Trelegy products;
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
•our ability to retain key personnel; and
i

•our ability to raise sufficient debt, equity, or non-dilutive financing to support our strategy and business objectives, including the proposed non-recourse debt financing with OMERS Life Sciences to partially fund our proposed acquisition of Theravance.
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
•risks and uncertainties related to our proposed acquisition of Theravance, including our ability to complete the acquisition within the anticipated timeframe or at all, and our ability to successfully realize the anticipated benefits of the acquisition;
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

v

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and six months ended June 30, 2026

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)

	June 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$179,413	$41,157
Short-term marketable securities	91,286	187,640
Accounts receivable	5,930	4,638
Prepaid expenses and other current assets	21,759	15,332
Total current assets	298,388	248,767
Long-term marketable securities	51,777	41,787
Long-term prepaids and other assets	2,281	6,674
Deferred tax asset	4,354	4,707
Property and equipment, net	13,955	15,502
Operating lease right-of-use assets	13,195	15,724
Intangible assets, net	998	1,350
Goodwill	12,016	12,016
Total assets	$396,964	$346,527
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$27,458	$36,346
Income tax payable	45	83
Current portion of operating lease liability	3,304	3,471
Deferred revenue	16,436	2,418
Total current liabilities	47,243	42,318
Long-term portion of operating lease liability	12,703	14,796
Deferred revenue	—	14,606
Liability related to sale of future royalties	252,631	—
Other long-term liabilities	278	278
Deferred tax liability	3,740	6,028
Total liabilities	316,595	78,026
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at June 30, 2026 and December 31, 2025, respectively; 71,412,072 and 74,638,413 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,133,959	1,105,176
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of June 30, 2026 and December 31, 2025	—	—
Exchangeable shares, no par value, 550,000 and 553,184 issued and outstanding shares at June 30, 2026 and December 31, 2025, respectively	7,892	7,938
Additional paid-in capital	116,450	114,626
Accumulated other comprehensive loss	(6,694)	(6,079)
Accumulated deficit	(1,171,238)	(953,160)
Total stockholders’ equity	80,369	268,501
Total liabilities and stockholders’ equity	$396,964	$346,527
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income
(In thousands except share and per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Research and development collaborations	$4,590	$48,726	$6,998	$75,836
Operating expenses:
Research and development	27,435	34,449	61,892	70,187
General and administrative	19,335	14,951	34,404	31,936
Total operating expenses	46,770	49,400	96,296	102,123
Loss from operations	(42,180)	(674)	(89,298)	(26,287)
Other (expense) income:
Interest income	3,287	3,426	5,998	6,850
Interest expense related to sale of future royalties	(6,595)	—	(8,661)	—
Other income (expense), net	196	(621)	316	(572)
Total other (expense) income, net	(3,112)	2,805	(2,347)	6,278
(Loss) income before income taxes	(45,292)	2,131	(91,645)	(20,009)
Income tax recovery (expense)	273	186	2,464	(310)
Net (loss) income	(45,019)	2,317	(89,181)	(20,319)
Other comprehensive (loss) income:
Unrealized (loss) income on available for sale securities, net of tax of $0	(129)	66	(615)	612
Total other comprehensive (loss) income	(129)	66	(615)	612
Comprehensive (loss) income	$(45,148)	$2,383	$(89,796)	$(19,707)

Net (loss) income per common share:
Basic	$(0.62)	$0.03	$(1.21)	$(0.27)
Diluted	$(0.62)	$0.03	$(1.21)	$(0.27)

Weighted-average common stock outstanding:
Basic	72,993,313	75,337,168	73,826,423	75,254,553
Diluted	72,993,313	77,378,449	73,826,423	75,302,357

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands of except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	1	$—	553,184	$7,938	74,638,413	$1,105,176	$(953,160)	$(6,079)	$114,626	$268,501
Issuance of common stock on exercise of options	—	—	—	—	839,943	14,117	—	—	(5,400)	8,717
Issuance of common stock through employee stock purchase plan	—	—	—	—	58,313	649	—	—	—	649
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	758,886	8,578	—	—	(8,578)	—
Issuance of common stock for retracted exchangeable shares	—	—	(2,300)	(33)	2,300	33	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,882	6,882
Purchase and retirement of common stock	—	—	—	—	(3,195,166)	—	(76,151)	—	—	(76,151)
Excise tax on purchase of common stock	—	—	—	—	—	—	(361)	—	—	(361)
Net loss	—	—	—	—	—	—	(44,162)	—	—	(44,162)
Other comprehensive loss	—	—	—	—	—	—	—	(486)	—	(486)
Balance at March 31, 2026	1	$—	550,884	$7,905	73,102,689	$1,128,553	$(1,073,834)	$(6,565)	$107,530	$163,589
Issuance of common stock on exercise of options	—	—	—	—	279,076	4,948	—	—	(1,741)	3,207
Issuance of common stock upon vesting of RSUs	—	—	—	—	37,666	445	—	—	(445)	—
Issuance of common stock for retracted exchangeable shares	—	—	(884)	(13)	884	13	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	11,106	11,106
Purchase and retirement of common stock	—	—	—	—	(2,008,243)	—	(51,949)	—	—	(51,949)
Excise tax on purchase of common stock	—	—	—	—	—	—	(436)	—	—	(436)
Net loss	—	—	—	—	—	—	(45,019)	—	—	(45,019)
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Balance at June 30, 2026	1	$—	550,000	$7,892	71,412,072	$1,133,959	$(1,171,238)	$(6,694)	$116,450	$80,369
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands of except share data)
(unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of options	—	—	—	—	84,863	1,208	—	—	(437)	771
Issuance of common stock through employee stock purchase plan	—	—	—	—	74,274	724	—	—	—	724
Issuance of common stock upon vesting of RSUs	—	—	—	—	460,620	4,390	—	—	(4,390)	—
Issuance of common stock for retracted exchangeable shares	—	—	(735)	(10)	735	10	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,794	6,794
Net loss	—	—	—	—	—	—	(22,636)	—	—	(22,636)
Other comprehensive income	—	—	—	—	—	—	—	546	—	546
Balance at March 31, 2025	1	$—	569,902	$8,178	69,584,811	$1,021,950	$(852,971)	$(6,406)	$154,216	$324,967
Issuance of common shares on exercise of options	—	—	—	—	174,856	2,267	—	—	(882)	1,385
Issuance of common shares upon exercise of pre-funded warrants	—	—	—	—	5,086,480	49,862	—	—	(49,862)	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,771	5,771
Net Loss	—	—	—	—	—	—	2,317	—	—	2,317
Other comprehensive income	—	—	—	—	—	—	—	66	—	66
Balance at June 30, 2025	1	$—	569,902	$8,178	74,846,147	$1,074,079	$(850,654)	$(6,340)	$109,243	$334,506

The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows (In thousands) (unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(89,181)	$(20,319)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,920	1,866
Amortization of intangible assets	352	3,223
Stock-based compensation expense	18,269	12,273
Amortization of operating lease right-of-use assets	2,529	1,430
Amortization of debt issuance costs	113	—
Non-cash royalty revenue related to sale of royalties	(467)	—
Non-cash interest expense related to sale of royalties	8,548	—
Deferred income tax recovery	(1,935)	(295)
Unrealized foreign exchange (gain) loss	(632)	678
Changes in operating assets and liabilities:
Accounts receivable	(1,292)	53,208
Prepaid expenses and other current assets	(2,109)	8,362
Accounts payable and accrued liabilities	(11,367)	(28,324)
Operating lease liabilities	(1,788)	(1,632)
Deferred revenue	(588)	(21,777)
Income taxes payable	(38)	(27)
Net cash (used in) provided by operating activities	(77,666)	8,666
Cash flows from investing activities:
Purchases of marketable securities	(62,532)	(104,179)
Proceeds from marketable securities	149,781	126,328
Acquisition of property and equipment	(216)	(530)
Acquisition of intangible assets	—	(692)
Net cash provided by investing activities	87,033	20,927
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	11,605	2,156
Issuance of common stock through employee stock purchase plan	607	544
Purchases of common stock for retirement	(128,100)	—
Proceeds from sale of future royalties	250,000	—
Payments for transaction costs related to sale of future royalties	(5,345)	—
Deferred financing fees	—	(65)
Net cash provided by financing activities	128,767	2,635
Effect of exchange rate changes on cash and cash equivalents	122	(78)
Net change in cash and cash equivalents	138,256	32,150
Cash and cash equivalents, beginning of period	41,157	66,103
Cash and cash equivalents, end of period	$179,413	$98,253
Supplemental cash flow information:
Net cash paid during the period for income taxes	$1,108	$583
Supplemental disclosure of non-cash investing and financing items:
Issuance of common stock upon exercise of pre-funded warrants	$—	$49,862
Leased assets obtained in exchange for operating lease liabilities	—	1,024
Issuance costs related to sale of future royalties not yet paid	218	—
Acquisition of property and equipment and intangible assets not yet paid	156	—
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
Proposed Theravance Acquisition
On June 28, 2026, Zymeworks Inc. (“Parent”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zymeworks Merger Sub 1, a wholly owned subsidiary of Parent (“Merger Sub”), and Theravance Biopharma, Inc. (“Theravance”), providing for the merger of Merger Sub with and into Theravance (the “Merger”), with Theravance surviving the Merger as a wholly owned subsidiary of the Company (the “Surviving Company”).
Pursuant to the Merger Agreement, each outstanding Theravance ordinary share will be converted into the right to receive $17.00 in cash and one contingent value right (“CVR”), subject to the terms and conditions of the Merger Agreement and the related CVR agreement. The CVR will entitle holders to receive certain contingent payments tied to specified future ampreloxetine-related proceeds and milestones.

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Merger (“HSR Act Clearance”) and the approval of the Merger Agreement, the Merger and the other transactions contemplated thereby by the affirmative vote of holders of Ordinary Shares representing at least two-thirds of the Ordinary Shares (the “Theravance Requisite Vote”) present and voting in person or by proxy as a single class at an extraordinary general meeting of Theravance for the purpose of approving the Merger Agreement, the Merger and the other transactions contemplated thereby. The parties expect the Merger and the other transactions contemplated by the Merger Agreement to close in the second half of 2026.

The Company expects to finance the Merger with a combination of cash on hand and new debt financing. In connection with, and concurrently with entry into the Merger Agreement, Parent entered into a debt commitment letter dated June 28, 2026 (the “Debt Commitment Letter”) with OCM IP Healthcare Portfolio LP (“OMERS Life Sciences”), pursuant to which OMERS Life Sciences has agreed to purchase senior secured notes to be issued by certain newly formed special purpose vehicles in an aggregate principal amount of $350,000 on the terms and subject to the conditions set forth in the Debt Commitment Letter for the purposes of financing the transactions contemplated by the Merger Agreement. The obligations of OMERS Life Sciences to provide the debt financing under the Debt Commitment Letter are subject to conditions customary for a transaction of this type.

The Company has not completed its assessment of the accounting impacts of the proposed acquisition, including any preliminary allocation of consideration or valuation of acquired assets and assumed liabilities, as the transaction has not yet been completed.

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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025.
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
The PSUs are classified as equity awards and are settled in shares of the Company’s common stock. The fair value of the PSUs are determined using a Monte Carlo model because the performance target is based on the Company's Absolute or Relative TSR, which represents a market condition. The Monte Carlo simulation model is built on certain assumptions, including the Company's stock volatility. The prices at which the Company's common stock will trade in the future cannot be predicted and achievement of market conditions may occur in period different than estimated. Compensation cost is recognized regardless of whether the market‑based performance condition is ultimately achieved and is reversed only for service‑based forfeitures. The grant date fair value of these awards are amortized as stock-based compensation expense over the vesting period.
Deferred Financing Costs Related to Pending Debt Financing

In connection with obtaining commitments for debt financing associated with the proposed acquisition of Theravance, the Company incurs costs directly attributable to the contemplated financing, including legal, advisory and other third-party fees. Such costs are capitalized as other assets while the Company evaluates and pursues the related financing transaction.

Upon completion of the financing, the capitalized costs will be recorded as a direct deduction from the carrying amount of the related debt and amortized to interest expense over the term of the debt using the effective interest method. If the financing is not completed, the capitalized costs will be expensed in the period the Company determines completion of the financing is no longer probable.

As of June 30, 2026, the Company had capitalized approximately $1.4 million of costs related to the debt financing contemplated by the Debt Commitment Letter with OMERS Life Sciences. These amounts are included in prepaid expenses and other current assets on the condensed consolidated balance sheet.
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
At June 30, 2026, the maximum exposure to credit risk for accounts receivable was $5,930, 48% of which was from Jazz (December 31, 2025: 37% of receivables from Jazz) and all accounts receivable are due within the next 12 months. As at June 30, 2026 and December 31, 2025, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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
4. Net Loss Per Share
Net loss per share for the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net (loss) income attributable to common stockholders:
Basic	$(45,019)	$2,317	(89,181)	(20,319)
Adjustment for change in fair value of liability classified stock options	—	(1)	—	(177)
Diluted	$(45,019)	$2,316	(89,181)	(20,496)

Denominator:
Weighted-average common stock outstanding:
Basic	72,993,313	75,337,168	73,826,423	75,254,553
Adjustment for dilutive effect of equity classified stock options, RSUs and PSUs	—	2,001,887	—	—
Adjustment for dilutive effect of liability classified stock options	—	39,394	—	47,804
Diluted	72,993,313	77,378,449	73,826,423	75,302,357

Net loss per common share – basic	$(0.62)	$0.03	$(1.21)	$(0.27)
Net loss per common share – diluted	$(0.62)	$0.03	$(1.21)	$(0.27)

Weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include (i) Exchangeable Shares for all the periods presented and (ii) for the three and six months ended June 30, 2025, the pre-funded warrants issued in connection with the Company’s December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration until their exercise on June 25, 2025. The Company’s potentially dilutive securities, which include equity classified stock options, RSUs and PSUs, have been excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2026 and for the six months ended June 30, 2025.
5. Cash, Cash Equivalents and Marketable Securities
The following table summarizes the Company’s marketable securities as of June 30, 2026:

	June 30, 2026
	Amortized Cost	Unrealized Loss	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
Guaranteed investment certificates (“GICs”) and mutual funds	$22,366	$—	$22,366
U.S. Treasury notes	—	—	—
Corporate debt securities	68,943	(23)	68,920
	91,309	(23)	91,286
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	51,789	(12)	51,777

	51,789	(12)	51,777

	$143,098	$(35)	$143,063

The following table summarizes the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs and mutual funds	$21,920	$—	$21,920
U.S. Treasury notes	41,263	36	41,299
Corporate debt securities	124,272	149	124,421
	187,455	185	187,640
Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	41,388	399	41,787

	41,388	399	41,787

	$228,843	$584	$229,427
The unrealized losses on the Company’s available-for-sale securities as of June 30, 2026 and December 31, 2025 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of June 30, 2026 and December 31, 2025 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.
The following tables present information about the Company’s cash, cash equivalents and marketable securities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	June 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$19,081				$8,968
Cash equivalents:
Money market funds and mutual funds	$160,332	$—	$—	$160,332	$32,189	$—	$—	$32,189
	$160,332	$—	$—	$179,413	$32,189	$—	$—	$41,157

Marketable securities:
GICs and mutual funds	$22,366	$—	$—	$22,366	$21,920	$—	$—	$21,920
U.S. Treasury notes	—	—	—	—	41,299	—	—	41,299
Corporate debt securities	—	120,697	—	120,697	—	166,208	—	166,208
	$22,366	$120,697	$—	$143,063	$63,219	$166,208	$—	$229,427

	$182,698	$120,697	$—	$322,476	$95,408	$166,208	$—	$270,584

6. Goodwill
The Company performed its most recent annual impairment test of goodwill as of December 31, 2025. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As at December 31, 2025, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of June 30, 2026.
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
Following the transfer, the Subsidiary entered into a loan agreement (the “Loan Agreement”) with Royalty Pharma, acting as administrative agent and lender, pursuant to which the Subsidiary borrowed $250,000 in a non‑recourse, secured term loan (the “Loan”). The Loan bears fixed interest and matures on December 31, 2042 (the “Maturity Date”). Under the terms of the Loan Agreement, the amount payable to Royalty Pharma no later than the Maturity Date is approximately $481,300, provided that if the Loan is repaid in full on or before December 31, 2033, the amount payable is $412,500, in each case inclusive of all applicable interest, yield protection premiums, early redemption fees, exit fees and other amounts payable under the Loan Agreement (excluding indemnification and similar obligations). Amounts repaid may not be reborrowed.

Zymeworks BC will retain 70% of royalties on Ziihera annual net sales throughout the term of the Loan, with full royalty rights reverting to Zymeworks BC once the Loan and other amounts payable under the Loan Agreement to Royalty Pharma have been repaid in full. All earned regulatory and commercial milestone payments under the Covered Agreements will be retained by Zymeworks BC.
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
The Company determines the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of June 30, 2026, the estimated effective interest rate under the agreement was 10.7%.
The following is a summary of the Company's liability related to sale of future royalties for the six months ended June 30, 2026:

Proceeds from sale of future royalties in March 2026	$250,000
Issuance costs related to sale of future royalties	(5,563)
Royalty payments to Royalty Pharma	(467)
Interest expense related to sale of future royalties	8,548
Amortization of issuance costs	$113
Net Liability related to sale of future royalties as of June 30, 2026	$252,631
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of common stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of June 30, 2026, there were 550,000 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2025: 553,184). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net loss per share.
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
2025 Repurchase Program and 2026 Repurchase Program
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
During the six months ended June 30, 2026, the Company repurchased 3,766,336 shares of its common stock for a cost of $91,069, and incurred commission expense of $75, under the 2025 Repurchase Program, which have been recorded against accumulated deficit. The Company retired all 3,766,336 shares repurchased. These shares were returned to the status of authorized and unissued shares.

The following table presents the Company’s 2025 Repurchase Program activity for the periods indicated:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Year Ended December 31, 2025	431,217	$25.94	$11,188
Six Months Ended June 30, 2026	3,766,336	$24.18	$91,069
On May 14, 2026, the Company terminated the 2025 Repurchase Program and the board of directors of the Company authorized a new share repurchase program providing the ability to repurchase up to $125.0 million in shares of the Company's common stock (the “2026 Repurchase Program”).
During the six months ended June 30, 2026, the Company repurchased 2,008,243 shares of its common stock for a cost of $51,908, incurred an obligation to purchase common stock for a cost of $1,996 which had not been settled by June 30, 2026, and incurred commission expense of $42, under the 2026 Repurchase Program, which have been recorded against accumulated deficit. The Company retired all 2,008,243 shares repurchased. These shares were returned to the status of authorized and unissued shares.
Excise tax was estimated as $797 during the six months ended June 30, 2026, for purchases under the 2025 Repurchase Program and 2026 Repurchase Program.
The following table presents the Company’s 2026 Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Six Months Ended June 30, 2026	2,008,243	$25.85	$51,908
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSU, PSU and other share-based awards, in addition to stock options. As of June 30, 2026, 5,190,276 shares of common stock were available for future award grants under the New Plan (December 31, 2025: 5,023,809 shares of common stock).

On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of June 30, 2026, 622,500 shares of common stock were available for future award grants under this plan (December 31, 2025: 390,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2025	1,947,584	12.90
Granted	1,374,700	23.91
Vested and settled	(796,552)	11.33
Cancelled, expired	(254,154)	16.77
Outstanding, June 30, 2026	2,271,578	19.68
As of June 30, 2026, there was $25,108 of unamortized RSU expense that will be recognized over a weighted average period of 1.92 years.
PSUs
The following table summarizes the Company’s PSU activity under the New Plan since December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2025	—	—
Granted	317,000	34.45
Outstanding, June 30, 2026	317,000	34.45
As of June 30, 2026, there was $9,473 of unamortized PSU expense that will be recognized over a weighted average period of 2.61 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2025	572,112	18.17	4.31	6,081
Granted	—	—
Exercised	(115,357)	9.56
Cancelled, expired	(7,546)	29.50
Outstanding, June 30, 2026	449,209	19.47	3.91	4,182

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2025	7,816,277	12.71	7.47	109,157
Granted	2,005,750	23.83
Exercised	(1,003,662)	10.46
Cancelled, expired	(892,327)	14.77
Outstanding, June 30, 2026	7,926,038	15.58	7.82	86,336
During the six months ended June 30, 2026, the Company received cash proceeds of $11,605 from stock options exercised.
The stock options outstanding at June 30, 2026 expire at various dates from November 9, 2026 to June 9, 2036.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development expense	$3,313	$2,891	$7,106	$6,052
General and administrative expense	7,887	2,832	10,917	5,945
The amounts above include stock-based compensation expense relating to RSUs and PSUs of $5,167 and $8,863 for the three and six months ended June 30, 2026, respectively (2025: $2,346 and $4,626).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Six Months Ended June 30,
	2026	2025
Dividend yield	0%	0%
Expected volatility	62.9%	63.1%
Risk-free interest rate	3.90%	4.49%
Expected average life of options	6.03 years	6.06 years
The weighted-average Black-Scholes option pricing assumptions for liability classified stock options outstanding at June 30, 2026 and 2025 are as follows:

	Six Months Ended June 30,
	2026	2025
Dividend yield	0%	0%
Expected volatility	45.1%	46.9%
Risk-free interest rate	2.72%	2.60%
Expected average option term	0.60 years	0.56 years
Number of liability classified stock options outstanding	49,402	272,330
At June 30, 2026, the unamortized compensation expense related to unvested options was $26,728. The remaining unamortized compensation expense as of June 30, 2026 will be recognized over a weighted-average period of 1.82 years.

9. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships which includes amounts from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Jazz:
Development support payments	$291	$475	$683	$4,968
Drug supply for ongoing studies	791	1,841	1,136	4,798
Other drug supply	45	—	162	2,150
Royalties	1,589	550	2,919	752

BeOne:
Milestone revenue	—	20,000	—	20,000
Recognition of deferred revenue	—	18,334	—	18,334
Drug supply	1,664	7	1,664	215
Royalties	210	19	434	19

Bristol-Myers Squibb company, (“BMS”):
Option exercise fee	—	7,500	—	7,500

GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	—	—	—	14,000

Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	—	—	—	3,100
	$4,590	$48,726	$6,998	$75,836
Since December 31, 2025, there have not been any material changes to the key terms of our collaboration and license agreements.
Contract Assets and Liabilities
As at June 30, 2026, contract assets from research, collaboration and licensing agreements were $1,799 (December 31, 2025: $2,752). As at June 30, 2026, short-term and long-term contract liabilities were $16,436 and $0, respectively (December 31, 2025: $2,418 and $14,606, respectively). Contract liabilities relate to deferred revenue from the BeOne and Jazz agreements.
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
The Company also leases office equipment under capital lease agreements.

The balance sheet classification of the Company’s lease liabilities was as follows:

	June 30, 2026	December 31, 2025
Operating lease liabilities:
Current portion	$3,304	$3,471
Long-term portion	12,703	14,796
Total operating lease liabilities	$16,007	$18,267

Weighted average remaining lease term:
Operating leases	4.9 years	5.2 years
Weighted average discount rate:
Operating leases in U.S. dollars	5.9%	5.9%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed payments for the three and six months ended June 30, 2026 was $1,084 and $2,173, respectively (2025: $1,075 and $2,123), and were included in net cash used in operating activities in the consolidated statement of cash flows.
As of June 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$4,114
1 to 2 years	3,647
2 to 3 years	3,468
3 to 4 years	2,659
4 to 5 years	2,609
Thereafter	1,522
Total operating lease payments	18,019
Less:
Imputed interest	(2,012)
Operating lease liabilities	$16,007
The cost components of the operating leases were as follows for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Lease expenses:
Operating lease expense	$885	$797	$2,652	$1,573
Variable lease expense	502	526	1,053	1,142
	$1,387	$1,323	$3,705	$2,715
The expense for the six months ended June 30, 2026 includes $766 of accelerated amortization for the right-of-use asset of the Company's office space in Redwood City.

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
Subject to the terms and conditions of the Merger Agreement (note 1), the Parent or Theravance may terminate the Merger Agreement if the Merger is not consummated by December 28, 2026, which period may be extended automatically for two three-month periods if at the end of the prior period, all conditions to closing of the Merger other than conditions relating to HSR Act Clearence have been satisfied or waived as of such date (the “End Date”). The Merger Agreement provides that the Parent will be required to pay Theravance a reverse termination fee of $32,515 in the event the Merger Agreement is terminated in certain specified circumstances, including if the Merger is not consummated before the End Date because certain conditions related to HSR Act Clearance have not been satisfied or waived.
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

In addition to the significant expense categories included within the consolidated statements of loss and comprehensive loss, the following table sets forth disaggregated research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Zanidatamab	$2,181	$1,501	$2,805	$2,905
ZW171	(458)	3,322	691	5,549
ZW191	3,127	2,764	6,158	4,470
ZW220	(152)	327	(55)	2,525
ZW251	3,205	2,340	5,112	6,291
Expense for other preclinical and research programs	4,192	6,174	11,456	12,250
Unallocated research and development expenses:
Salaries and benefits and stock based compensation	10,681	12,034	25,440	24,757
Other research and development expense	4,659	5,987	10,285	11,440
Total research and development expenses	$27,435	$34,449	$61,892	$70,187

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
Overview
Zymeworks Inc. (“Parent”) together with its subsidiaries (collectively the “Company” or “Zymeworks”) is a global biotechnology company managing a portfolio of licensed healthcare assets and developing a diverse pipeline of novel, multifunctional biotherapeutics to improve the standard of care for difficult-to-treat conditions, including cancer, inflammation, and autoimmune disease. We believe our asset and royalty aggregation strategy differentiates us from other biotechnology companies because it provides us with an opportunity to optimize future milestone and royalty cash flows and selectively invest in high-quality assets while retaining the flexibility to return capital to stockholders.
We commenced operations in 2003 and have since devoted substantially all of our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and regulatory milestone payments relating to the regulatory approval of zanidatamab, we have not generated any revenue related to product approvals or the sale of approved products as of June 30, 2026. Other than the anticipated receipt of additional royalties and potential regulatory milestone payments relating to future regulatory decisions and sales of zanidatamab, we do not expect to generate any revenue related to product approvals or the sale of approved products until such time as we or our strategic partners’ obtain regulatory approval and commercialize one or more of our product candidates, or we acquire commercial products or sales revenue pursuant to a strategic transaction, such as our proposed acquisition of Theravance Biopharma, Inc. (“Theravance”) . We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, and private placements including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements, and non-recourse royalty financing. Payments received or receivables from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to June 30, 2026, we received $1,283.1 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. As of June 30, 2026, we had $322.5 million of cash resources consisting of cash, cash equivalents and marketable securities.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities as of June 30, 2026, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date of this Quarterly Report on Form 10-Q is filed with the SEC.
We reported a net loss of $89.2 million for the six months ended June 30, 2026 and as of June 30, 2026, we had an accumulated deficit of $1,171.2 million. We expect to continue to incur operating losses in the near to medium term as we execute our strategic plan announced in 2025, which emphasizes disciplined capital allocation, focused research and development investment, advancement of partnered programs, and active management of our royalty and asset portfolio. Our operating expense outlook reflects a multi-year planning framework designed to align spending with defined strategic priorities, including pipeline progression, technology platform advancement, and value-enhancing business development activities. We are prioritizing investments where we believe risk-adjusted returns are most attractive and expect operating expenses to be managed within this structured framework.
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

Strategic Acquisitions
We intend to evaluate and selectively acquire programs, technologies, product candidates and/or companies with high-quality assets or partnerships that align with our strategic objectives. By applying our scientific expertise, development capabilities, and operational efficiencies, we seek to enhance asset value and generate new royalty or cash flow streams. In evaluating acquisition opportunities, we consider multiple factors, including:
•Strategic fit;
•Royalty or cash flow potential;
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

Zanidatamab, our first internally developed product candidate to receive regulatory approval, illustrates the execution of this partnership-based approach. Ziihera (zanidatamab-hrii), a bispecific antibody targeting HER2-expressing tumors developed using our Azymetric platform, has demonstrated positive late-stage clinical results and achieved regulatory approvals for the treatment of previously treated, unresectable or metastatic HER2-positive (“HER2+”) (IHC 3+) biliary tract cancer (“BTC”) in multiple jurisdictions including the United States, China, Europe and Canada. We have entered into separate collaboration and license agreements with BeOne Medicines Ltd. (formerly BeiGene, Ltd. and, together with its affiliates, “BeOne”) and Jazz Pharmaceuticals Ireland Limited, a subsidiary of Jazz Pharmaceuticals plc (collectively with their affiliates, “Jazz”), granting each partner exclusive rights to develop and commercialize zanidatamab in different territories. Jazz has completed the supplementary biologic license application (“sBLA”) submission for zanidatamab in the first quarter of 2026 for the treatment of first-line ("1L") HER2+ locally advanced or metastatic gastroesophageal adenocarcinoma (“GEA”) under the real-time oncology review program in the United States, where zanidatamab has been granted Breakthrough Therapy Designation for patients with HER2+ GEA. In April 2026, the U.S. Food and Drug Administration ("FDA") accepted the sBLA filing for Ziihera® (zanidatamab-hrii) combinations for the first-line treatment of adult patients with HER2+ unresectable locally advanced or metastatic gastric, gastroesophageal junction ("GEJ"), or GEA for priority review with a PDUFA date of August 25, 2026. In April 2026, BeOne announced that the U.S. FDA has granted Priority Review to a sBLA for TEVIMBRA® (tislelizumab) in combination with ZIIHERA® (zanidatamab) and chemotherapy for the first-line treatment of unresectable locally advanced/metastatic HER2+ gastric, gastroesophageal junction, or esophageal adenocarcinoma. In April 2026, BeOne also received acceptance for the filing of the sBLA for zanidatamab by the Center for Drug Evaluation of the China National Medical Products Administration (“NMPA”) to seek approval for zanidatamab for the first-line treatment for HER2+ locally advanced or metastatic GEA, including cancers of the stomach, gastroesophageal junction, and esophagus. Additionally, zanidatamab is currently being evaluated in multiple global clinical trials for treatment of broader HER2-expressing indications including early and late-line breast cancer and other HER2-expressing cancers. The U.S. FDA has also granted Breakthrough Therapy Designation for zanidatamab, for the treatment of adults with previously treated, locally advanced, unresectable, or metastatic HER2-positive colorectal cancer. Our partnerships with Jazz and BeOne reflect our strategy of advancing internally discovered programs through collaborations that share development risk while preserving the potential for long-term royalty and milestone revenues.

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

Royalty Pharma Loan Arrangement

On March 2, 2026, Zymeworks BC Inc. (“Zymeworks BC”) entered into a sale agreement (the “Sale Agreement”) with Zymeworks Royalty Limited Partnership (the “Subsidiary”), a special purpose entity newly formed by Zymeworks BC and by its general partner Zymeworks General Partner ULC (“Zymeworks GP”), under which Zymeworks BC sold to the Subsidiary 30% of future royalty payments (not to exceed 120% of the maximum amount payable (excluding indemnification and other similar obligations) by the Subsidiary under the Loan Agreement (as defined below) related to Ziihera receivable under the Jazz Collaboration Agreement and Zanidatamab Agreement (each as defined below, and together, the “Covered Agreements”) at a purchase price of $250.0 million (such Ziihera-related assets and rights sold to the Subsidiary, the “Royalty Interest”).

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

Solid Tumors in Oncology: Antibody-Drug Conjugates (ADCs)
ZW191: A clinical-stage ADC that targets folate receptor alpha (“FRα”)-expressing tumors including ovarian cancer, endometrial cancer, and non-small cell lung cancer (“NSCLC”), is built using our novel, bystander-active, TOPO1i payload technology, ZD06519. The FRα-targeting monoclonal antibody incorporated in ZW191 was selected based on compelling internalization characteristics to enable targeting of high, mid, and low levels of FRα expression. A drug-antibody-ratio (“DAR”) of eight was selected due to the restricted expression profile of FRα in normal tissues and to enhance our ability to deliver payload to tumors with lower levels of FRα. FRα is a clinically validated target, found in approximately 75% of high-grade serous ovarian carcinomas, over 50% of endometrial cancers, and in 70% of NSCLC. Preclinical data demonstrate strong ZW191 activity across a range of FRα-expressing patient-derived xenografts, including models with low levels of FRα. The ability to target lower levels of FRα is in part due to the DAR-eight format and the observed superior internalization, payload delivery, and tissue penetration derived from the ZW191 monoclonal antibody compared to other FRα monoclonal antibodies used in ADCs currently or previously in development. In a good laboratory practices (“GLP”) toxicology study, ZW191 achieved a highest non-severely toxic dose in non-human primates of 60 mg/kg, which presents a compelling profile and enables the expectation of potentially achieving an efficacious dose level in the Phase 1 clinical trial. We have completed enrollment for the ongoing global Phase 1, open-label, multicenter study of ZW191, registered under NCT06555744 on clinicaltrials.gov. The study aimed to enroll approximately 145 participants with advanced solid tumors, including ovarian, endometrial, and non-small cell lung cancers, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ascending doses of ZW191. The U.S. FDA has granted Fast Track designation to ZW191, for the treatment of patients with advanced or metastatic platinum-resistant ovarian cancer.
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
With respect to our ADC portfolio, we currently expect to continue conducting Phase 1 clinical studies for ZW191 and ZW251 during 2026. We may pursue additional clinical development of our pan-RASi ADCs; ZW220, ZW327, and ZW418, only if and when partnerships, collaborations, spin-out formation, and/or other sources of external funding become available.
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

Recent Developments
Strategic Acquisitions
Proposed Theravance Acquisition

On June 28, 2026, Parent entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zymeworks Merger Sub 1, a wholly owned subsidiary of Parent (“Merger Sub”), and Theravance, providing for the merger of Merger Sub with and into Theravance (the “Merger”), with Theravance surviving the Merger as our wholly owned subsidiary (the “Surviving Company”).

Consummation of the Merger is subject to customary closing conditions, including, without limitation, the expiration or termination of any waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, applicable to the Merger (“HSR Act Clearance”) and the approval of the Merger Agreement, the Merger and the other transactions contemplated thereby by the affirmative vote of holders of Ordinary Shares representing at least two-thirds of the Ordinary Shares (the “Theravance Requisite Vote”) present and voting in person or by proxy as a single class at an extraordinary general meeting of Theravance for the purpose of approving the Merger Agreement, the Merger and the other transactions contemplated thereby. The parties expect the Merger and the other transactions contemplated by the Merger Agreement to close in the second half of 2026.

Pursuant to the Merger Agreement, each outstanding Theravance ordinary share will be converted into the right to receive $17.00 in cash and one contingent value right ("CVR"), subject to the terms and conditions of the Merger Agreement and the related CVR agreement. The CVR will provide holders with the opportunity to receive certain contingent payments tied to specified future ampreloxetine-related proceeds and milestones.

We expect to finance the Merger with a combination of cash on hand and new debt financing. In connection with, and concurrently with entry into, the Merger Agreement, Parent entered into a debt commitment letter dated June 28, 2026 (the “Debt Commitment Letter”) with OCM IP Healthcare Portfolio LP (“OMERS Life Sciences”), pursuant to which OMERS Life Sciences has agreed to purchase senior secured notes to be issued by certain newly formed special purpose vehicles in an aggregate principal amount of $350 million on the terms and subject to the conditions set forth in the Debt Commitment Letter for the purposes of financing the transactions contemplated by the Merger Agreement. The obligations of OMERS Life Sciences to provide the debt financing under the Debt Commitment Letter are subject to conditions customary for a transaction of this type.

Wholly-Owned Programs
On June 14, 2026, we presented new clinical data from the dose-escalation portion of the ongoing Phase 1 study evaluating ZW191, a folate receptor alpha-targeting antibody-drug conjugate , at the European Society for Medical Oncology Gynaecological Cancers Congress 2026. Among response-evaluable platinum-resistant ovarian cancer patients, ZW191 demonstrated a cORR of 78.6% in patients with FRα-positive tumors and 47.4% in patients with FRα-negative tumors across all dose levels. These findings demonstrate meaningful anti-tumor activity across both FRα-positive and FRα-negative tumors as well as in the overall population.
We continue to recruit patients in an ongoing Phase 1b study of ZW251, a GPC3-targeting antibody-drug conjugate, for the treatment of patients with hepatocellular carcinoma, squamous non-small cell lung cancer and germ cell tumors.

Partnered Programs
Zanidatamab
The top-line results from the second interim overall survival analysis for the HERIZON-GEA-01 trial doublet regimen are expected in the third quarter of 2026.
The FDA granted Breakthrough Therapy Designation ("BTD") for Zanidatamab ("Ziihera"), for the treatment of adults with previously treated, locally advanced, unresectable, or metastatic HER2-positive colorectal cancer.
The EmpowHER-303 trial is expected to complete patient enrollment in mid-2027 with top-line data expected by the end of 2027 or early 2028.
Results from Phase 3 HERIZON-GEA-01 published in The New England Journal of Medicine; Additional subgroup analyses presented in an oral presentation at the 2026 ASCO Annual Meeting showing improved clinical outcomes with zanidatamab-containing combinations regardless of PD-L1 expression, including in PD-L1-negative patients.
Zanidatamab has a U.S. PDUFA target action date of August 25, 2026 for the treatment of patients with 1L HER2+ locally advanced or metastatic GEA. Zymeworks remains eligible to receive a $250M milestone payment upon potential approval in the U.S., and up to $190 million in potential additional global regulatory milestones for 1L HER2+ GEA. Zymeworks will continue to receive royalties on Ziihera sales, with royalty revenues expected to increase following U.S. and global regulatory approvals for GEA.
Our royalty revenue from Jazz and BeOne was $1.8 million in the three months ended June 30, 2026, driven primarily by net product sales of Ziihera® by Jazz in the three months ended June 30, 2026.
Pasritamig
Johnson and Johnson Innovative Medicine ("J&J") expect to present Phase 1b clinical data for pasritamig, a first-in-class bispecific antibody against KLK2, in combination with JNJ-9401 in patients with advanced prostate cancer who have progressed after multiple lines of therapy, during the second half of 2026.
J&J increased the planned enrollment for its Phase 3 trial of pasritamig (JNJ-78278343) in combination with best supportive care in patients with late-line metastatic castration-resistant prostate cancer (mCRPC), from approximately 663 to 1,203 participants. The study is actively recruiting across 172 sites globally and is evaluating overall survival versus placebo, with median overall survival as the primary endpoint. The anticipated primary completion date is now estimated as December 2027, compared with the previously estimated May 2028 date (NCT07164443).
Other Matters
2026 Repurchase Program
On November 16, 2025, our board of directors approved a program pursuant to which the Company was authorized to repurchase, from time to time, up to $125.0 million worth of its outstanding common stock (the “2025 Repurchase Program”). As of May 13, 2026, the Company had utilized approximately $102.3 million of the 2025 Repurchase Program to acquire 4,197,553 shares at an average price of 24.36 per share (exclusive of commission expense and estimated excise tax).

On May 14, 2026, we terminated the 2025 Repurchase Program and our board of directors authorized a new share repurchase program providing the ability to repurchase up to $125.0 million in shares of our common stock (the “2026 Repurchase Program”). Through August 4, 2026, we have repurchased 1,971,454 common shares for $49.4 million at an average price per share of $25.04 (exclusive of commission expense and estimated excise tax) under our current 2026 Repurchase Program.
Since initiating its share repurchase program in August 2024, the Company has cumulatively utilized $213.6 million to reacquire 10,571,316 shares at an average price of $20.21 per share (exclusive of commission expense and estimated excise tax). As of August 4, 2026, the Company had approximately 71.0 million common shares outstanding.

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
Through collaboration agreements with Jazz and BeOne relating to our programs for zanidatamab and zanidatamab zovodotin, we have received an aggregate of $491.0 million through June 30, 2026 in the form of non-refundable upfront payments and milestone payments. In addition, through these partnerships with Jazz and BeOne with respect to zanidatamab, as of June 30, 2026, we remain eligible to receive up to $1.51 billion in potential regulatory, development and commercial milestone payments, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. Under our collaboration agreement with Jazz, we are eligible to receive tiered royalties of ten to high teens percentages on global (outside of Asia (other than Japan), Australia and New Zealand) annual net sales of Ziihera up to $2.0 billion and 20% on annual net sales above $2.0 billion. Under the collaboration agreement with BeOne, we are eligible to receive tiered royalties of mid-single to mid-double digit percentages on annual net sales of Ziihera in Asia (other than Japan), Australia and New Zealand up to $1.0 billion and 19.5% on annual net sales above $1.0 billion (with royalty rates increasing by 0.5% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars).
These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future direct funding by our strategic partners for our lead asset, zanidatamab. These partnerships also leverage our strategic partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
The information included in the table below presents a summary of key aspects of our collaboration and licensing agreements as of June 30, 2026.
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

In addition to the payments we have received through our collaboration agreements with Jazz and BeOne relating to zanidatamab and zanidatamab zovodotin, as of June 30, 2026, we have received $233.4 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric and EFECT therapeutic platforms with the following pharmaceutical companies: GSK, Daiichi Sankyo, J&J, and Merck. As of June 30, 2026, we remain eligible to receive up to $0.78 billion in preclinical and development milestone payments and up to $2.97 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms. As of April 30, 2026, Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company) has discontinued development of its remaining program under our collaboration agreement. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025.
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and six months ended June 30, 2026 as compared to what has been described in our most recent annual consolidated financial statements, other than the application of existing accounting policies to the royalty monetization transaction and the issuance of performance stock units, as well as capitalized deferred financing costs related to pending debt financing, as described in note 2 of our interim condensed consolidated financial statements for the quarter ended June 30, 2026 within this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in note 3 of our interim condensed consolidated financial statements for the quarter ended June 30, 2026 within this Quarterly Report on Form 10-Q.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
Revenue

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Revenue from research and development collaborations	$4.6	$48.7	$(44.1)	(91)%	$7.0	$75.8	$(68.8)	(91)%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue decreased by $44.1 million in the three months ended June 30, 2026 compared to the same period in 2025. The decrease was driven primarily by the absence of significant non-recurring collaboration revenue recognized in 2026, including a $20.0 million development milestone from BeOne, $18.3 million of deferred revenue recognized in connection with the amended ZW25 license agreement and termination of the ZW49 agreement, and a $7.5 million option exercise fee from Bristol Myers Squibb that were recognized in 2025. In addition, revenue declined due to lower development support and drug supply revenue from Jazz, reflecting the transition of responsibility for certain zanidatamab clinical activities to Jazz under our amended agreements. These decreases were slightly offset by higher royalty revenue from Jazz and BeOne in 2026. Royalty revenue from Jazz and BeOne is expected to increase over time as commercial sales of Ziihera increase.
Total revenue decreased by $68.8 million in the six months ended June 30, 2026 compared to the same period in 2025. The decrease was driven primarily by the absence of significant non-recurring collaboration revenue recognized in 2026, including a $20.0 million development milestone from BeOne, $18.3 million of deferred revenue recognized in connection with the amended ZW25 license agreement and termination of the ZW49 agreement, development milestones of $14.0 million from GSK and $3.1 million from Daiichi Sankyo, and a $7.5 million option exercise fee from Bristol Myers Squibb, all of which were recognized in 2025. In addition, revenue declined due to lower development support and drug supply revenue from Jazz, reflecting the transition of responsibility for certain zanidatamab clinical activities to Jazz under our amended agreements. These decreases were slightly offset by higher royalty revenue from Jazz and BeOne in 2026. Royalty revenue from Jazz and BeOne is expected to increase over time as commercial sales of Ziihera increase.

Research and Development Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Third-party research and development program expenses:
Zanidatamab	$2.2	$1.5	$0.7	47%	$2.8	$2.9	$(0.1)	(3)%
Zanidatamab zovodotin	—	(0.1)	0.1	100%	—	0.2	(0.2)	(100)%
ZW171	(0.5)	3.3	(3.8)	(115)%	0.7	5.5	(4.8)	(87)%
ZW191	3.1	2.8	0.3	11%	6.2	4.5	1.7	38%
ZW220	(0.2)	0.3	(0.5)	(167)%	(0.1)	2.5	(2.6)	(104)%
ZW251	3.2	2.3	0.9	39%	5.1	6.3	(1.2)	(19)%
Other preclinical and research programs	4.2	6.3	(2.1)	(33)%	11.5	12.1	(0.6)	(5)%
	12.0	16.4	(4.4)	(27)%	26.2	34.0	(7.8)	(23)%
Unallocated departmental research and development expenses:
Salaries and benefits	7.3	9.0	(1.7)	(19)%	18.1	18.5	(0.4)	(2)%
Stock-based compensation expense	3.4	3.0	0.4	13%	7.3	6.3	1.0	16%
Other unallocated expenses	4.7	6.0	(1.3)	(22)%	10.3	11.4	(1.1)	(10)%
Research and development expense	$27.4	$34.4	$(7.0)	(20)%	$61.9	$70.2	$(8.3)	(12)%
Research and development expense decreased by $7.0 million for the three months ended June 30, 2026 compared to the same period in 2025. The decrease was driven primarily by lower third-party research and development program expenses, largely due to reduced spending on ZW171 following the discontinuation of the program in 2025 and lower spending on earlier-stage preclinical and research programs. The decrease in spending on earlier-stage programs was driven primarily by ZW209, for which IND-enabling activities were completed in 2025. These decreases were partially offset by higher spending on ZW191 and ZW251 associated with the progression of ongoing clinical studies. Unallocated research and development expenses decreased compared to the prior-year period, primarily due to lower salaries and benefits resulting from reduced headcount.
Research and development expense decreased by $8.3 million for the six months ended June 30, 2026 compared to the same period in 2025. The decrease was driven primarily by lower third-party research and development program expenses, largely due to reduced spending on ZW171 following the discontinuation of the program in 2025 and lower spending on ZW220 following the completion of certain IND-enabling activities in 2025. Spending on ZW251 also decreased compared to the prior-year period, as higher costs incurred for IND-enabling activities in 2025 exceeded ongoing clinical trial costs in 2026. Lower spending on earlier-stage preclinical and research programs, including ZW209, also contributed to the decrease. These decreases were partially offset by higher spending on ZW191 associated with the progression of ongoing clinical studies.

General and Administrative Expense

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Salaries and benefits	$4.3	$4.2	$0.1	2%	$10.4	$8.6	$1.8	21%
Stock-based compensation expense	7.9	2.8	5.1	182%	11.0	6.0	5.0	83%
Professional fees, consulting and business insurance	5.4	4.5	0.9	20%	9.0	9.3	(0.3)	(3)%
Other general and administrative expenses	1.7	3.4	(1.7)	(50)%	4.0	8.0	(4.0)	(50)%
General and administrative expense	$19.3	$15.0	$4.3	29%	$34.4	$31.9	$2.5	8%
General and administrative expense increased by $4.3 million for the three months ended June 30, 2026 compared to the same period in 2025. The increase was driven primarily by higher non-cash stock-based compensation expense resulting from equity awards granted in 2026, including awards granted in connection with executive leadership transitions, higher grant date fair values associated with an increase in our stock price, and the introduction of performance-based equity awards. The increase also reflects professional fees incurred in connection with the proposed Theravance acquisition. These increases were partially offset by lower software amortization and software subscription expenses following the completion of a significant enterprise systems transition.
General and administrative expense increased by $2.5 million for the six months ended June 30, 2026 compared to the same period in 2025. The increase was driven primarily by higher non-cash stock-based compensation expense resulting from equity awards granted in 2026, including awards granted in connection with executive leadership transitions, higher grant date fair values associated with an increase in our stock price, and the introduction of performance-based equity awards. The increase also reflects higher salaries and benefits, including severance-related expenses associated with previously disclosed leadership transitions recognized during the period. These increases were partially offset by lower software amortization and software subscription expenses following the completion of a significant enterprise systems transition.
Other Income, net

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Other (expense) income, net	$(3.1)	$2.8	$(5.9)	(211)%	$(2.3)	$6.3	$(8.6)	(137)%
Other income, net decreased by $5.9 million for the three months ended June 30, 2026 compared to the same period in 2025, primarily due to interest expense related to the Loan Agreement with Royalty Pharma executed in March 2026, partially offset by interest income earned on cash, cash equivalents and marketable securities.
Other income, net decreased by $8.6 million for the six months ended June 30, 2026 compared to the same period in 2025, primarily due to interest expense related to the Loan Agreement with Royalty Pharma executed in March 2026, partially offset by interest income earned on cash, cash equivalents and marketable securities.

Income Tax

	Three Months Ended June 30,		Increase/ (Decrease)		Six Months Ended June 30,		Increase/ (Decrease)
	2026	2025			2026	2025
(dollars in millions)

Income tax (recovery) expense	$(0.3)	$(0.2)	$(0.1)	(50)%	$(2.5)	$0.3	$(2.8)	(933)%
Income tax recovery increased by $0.1 million for the three months ended June 30, 2026, compared to the same period in 2025. The change was not significant.
Income tax expense decreased by $2.8 million for the three months ended June 30, 2026, compared to the same period in 2025. The change for the three month period ending June 30, 2026 is primarily due to the tax benefit associated with changes in undistributed earnings of foreign subsidiaries during the reporting period.
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

Proposed Theravance Acquisition
On June 28, 2026, Parent entered into the Merger Agreement, pursuant to which, and upon the terms and subject to the conditions set forth therein, at the effective time of the Merger (the “Effective Time”), each ordinary share, par value $0.00001 per share, of Theravance (“Ordinary Shares”) that is issued and outstanding immediately prior to such time (other than shares owned by Theravance as treasury shares or by any direct or indirect subsidiary of Theravance, Parent or any direct or indirect subsidiary of Parent, and any Dissenting Shares (as defined in the Merger Agreement)) will be canceled and converted into the right to receive (i) $17.00 in cash, without interest (the “Per Share Cash Consideration”) and (ii) one contingent value right (“CVR”). Each CVR represents a non-tradeable contractual contingent right to receive (i) a pro rata share of 80% of the net proceeds received by Parent or its affiliates (including the Surviving Company) from any license, divestiture or other monetization transaction of ampreloxetine executed within the ten (10)-year period following the Effective Time (the “CVR License Expiration Date”), (ii) a pro rata share of $50 million in cash upon the first commercial sale of ampreloxetine by Parent or its affiliates (including the Surviving Company) in the U.S., UK, Spain, France, Germany or Italy on or prior to the CVR License Expiration Date and (iii) a pro rata share of 10% of the net sales received by Parent or its affiliates (including the Surviving Company), on a country-by-country basis, from the date of the first commercial sale until the later of the 10th anniversary of such date, patent expiration or the loss of exclusivity, in each case, subject to the terms and conditions of the CVR Agreement to be entered into on or prior to the closing date of the Merger, among Parent and a rights agent selected by Theravance and reasonably acceptable to Parent.
We expect to finance the Merger with a combination of cash on hand and new debt financing. In connection with, and concurrently with entry into, the Merger Agreement, Parent entered into the Debt Commitment Letter with OMERS Life Sciences, pursuant to which OMERS Life Sciences has agreed to purchase senior secured notes to be issued by certain newly formed special purpose vehicles in an aggregate principal amount of $350 million on the terms and subject to the conditions set forth in the Debt Commitment Letter for the purposes of financing the transactions contemplated by the Merger Agreement. The obligations of OMERS Life Sciences to provide the debt financing under the Debt Commitment Letter are subject to conditions customary for a transaction of this type.

The parties expect the Merger and the other transactions contemplated by the Merger Agreement to close in the second half of 2026.

As of June 30, 2026, we had $322.5 million of cash, cash equivalents, and marketable securities, comprised of $179.4 million in cash and cash equivalents and $143.1 million in marketable securities.
Cash Flows
The following table represents a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(77.7)	$8.7
Investing activities	87.0	20.9
Financing activities	128.8	2.6
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.1)
Net change in cash and cash equivalents	$138.3	$32.2

Operating Activities
During the six months ended June 30, 2026, cash used in operating activities was $77.7 million compared to $8.7 million of cash provided by operating activities for the same period in 2025. Net cash generated in operating activities in 2025 was primarily due to milestone revenues and favorable movements in working capital in 2025.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2026 primarily related to net proceeds from marketable securities of $87.2 million partially offset by cash outflows of $0.2 million for expenditures for office equipment and software implementation. Net cash provided by investing activities for the same period in 2025 primarily related to net proceeds from marketable securities of $22.1 million partially offset by cash outflows of $1.2 million for expenditures related to software implementation.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2026 included net proceeds of $244.7 million related to the Loan Agreement with Royalty Pharma, $11.6 million from stock option exercises and $0.6 million from the issuance of shares of common stock under our employee stock purchase plan. These were partially offset by $128.1 million used for the 2025 and 2026 Repurchase Programs. Net cash used in financing activities for the same period in 2025 included net proceeds of $2.2 million from stock option exercises and $0.5 million from the issuance of shares of common stock under our employee stock purchase plan.
Funding Requirements
Our revenue through June 30, 2026 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates. We anticipate that at least over the short term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in Note 10 - Leases and other commitments and contingencies as presented in Note 11 - Commitments and Contingencies to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development of our product candidates and the successful implementation of our recently announced strategy, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. This assessment excludes the receipt of potential future milestone payments from strategic partners or the completion of contingent financing, acquisition or other strategic transactions. As we continue our transition toward a revenue-generating business supported by royalty, profit-share and other recurring cash flow streams, we no longer intend to focus on cash runway measures. We have based our expectations on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash flows. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain. As a result of the foregoing, it is difficult to predict the actual funds we will require to fund our planned operations. See Part II, Item 1A, “Risk Factors – Risks Relating to Our Business,” “Risk Factors – Risks Relating to Development of our Product Candidates,” and “Risk Factors –Risks Related to Our Financial Position and Need for Additional Capital.”
Additionally, on August 1, 2024, our board of directors authorized the 2024 Repurchase Program, under which we were authorized to repurchase up to $60.0 million of our common stock. As of November 10, 2025, we completed the entire $60.0 million of the 2024 Repurchase Program. On November 16, 2025, our board of directors authorized the 2025 Repurchase Program, whereby we were authorized to repurchase up to $125.0 million of our outstanding common stock. On May 14, 2026, we terminated the 2025 Repurchase Program and our board of directors authorized the 2026 Repurchase Program providing the ability to repurchase up to $125.0 million in shares of our common stock. We repurchased 4,197,553 shares of our common stock under the 2025 Repurchase Program until its termination in 2026. As of August 4, 2026, we have repurchased 1,971,454 shares of our common stock under the 2026 Repurchase Program, and there is $75.6 million of remaining capacity under the 2026

Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The 2026 Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value 0.00001 per share. As of August 4, 2026, 70,959,241 shares of common stock were issued and outstanding. In addition, as of August 4, 2026, we had 4,278,906 shares of common stock issuable pursuant to 4,278,906 exercisable outstanding stock options, 4,055,876 shares of common stock issuable pursuant to 4,055,876 outstanding options that were not exercisable at that date, and 2,615,644 shares of common stock issuable upon vesting of outstanding time-based restricted stock units and performance stock units.
In connection with the Plan of Arrangement (as defined in Note 8 - Stockholders' Equity - Authorized Share Capital and Preferred Stock of our interim condensed consolidated financial statements as of and for three months ended June 30, 2026 within this Quarterly Report on Form 10-Q), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. Unless redeemed earlier in accordance with their terms, any Exchangeable Shares that remain outstanding on the seventh anniversary of the effectiveness of our Redomicile Transactions will be redeemed on such seventh anniversary, subject to any extension approved by the directors of ExchangeCo. For additional information and the meaning of defined terms referenced in this paragraph, please see Note 8 - Stockholders' Equity - Authorized Share Capital and Preferred Stock of our interim condensed consolidated financial statements as of and for the three months ended June 30, 2026, within this Quarterly Report on Form 10-Q.
As of August 4, 2026, 883,732 Exchangeable Shares have been exchanged on a one-to-one basis for 883,732 shares of our common stock and 540,801 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 540,801 shares of our common stock.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2026, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
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
•Risks related to our proposed acquisition of Theravance.
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
•We have incurred significant losses since inception and anticipate that we will continue to incur losses for the foreseeable future. We have only one product approved for commercial sale, and, as of June 30, 2026, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
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
We actively evaluate various strategic transactions, and we may acquire other businesses, products, product candidates, milestone payments, profit shares and royalty streams, programs or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. As part of our royalty-driven asset aggregation strategy, we plan to look for opportunities to augment our development pipeline with external programs and product candidates, as well as other opportunistic investments that may bolster our royalty-driven cash flows. Suitable acquisition or in-licensing opportunities on acceptable prices, terms and conditions may be limited. These transactions, including our proposed acquisition of Theravance, could be material to our financial condition and operating results and expose us to many risks, including:
•disruption in our relationships with existing strategic partners or suppliers as a result of such a transaction;
•unanticipated liabilities related to acquired companies;
•the risk of litigation or regulatory actions related to such a transaction;
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
We may be unable to complete our proposed acquisition of Theravance within the anticipated timeframe or at all, which could prevent us from receiving the anticipated benefits from the acquisition.

On June 28, 2026, we entered into the Merger Agreement with Theravance. The parties expect the Merger and the other transactions contemplated by the Merger Agreement to close in the second half of 2026, subject to customary closing conditions, including, without limitation, HSR Act Clearance and the Theravance Requisite Vote. As a result of such conditions, there is no assurance that the acquisition will be consummated in the anticipated timeframe or at all.

Subject to the terms and conditions of the Merger Agreement, we or Theravance may terminate the Merger Agreement if the Merger is not consummated by December 28, 2026, which period may be extended automatically for two three-month periods if at the end of the prior period, all conditions to closing of the Merger other than conditions relating to HSR Act Clearance have been satisfied or waived as of such date (the “End Date”). Upon termination of the Merger Agreement in specified circumstances, Theravance will be required to pay us a termination fee of $32,515,000. Such circumstances include, among others, where the Merger Agreement is terminated prior to the Theravance Requisite Vote (i) in connection with Theravance accepting a Superior Proposal (as defined in the Merger Agreement) and entering into an Alternative Acquisition Agreement (as defined in the Merger Agreement) for the consummation of a transaction that Theravance Board determines constitutes a Superior Proposal and (ii) due to the Theravance's Board’s Change of Recommendation (as defined in the Merger Agreement). The Merger Agreement further provides that we will be required to pay Theravance a reverse termination fee of $32,515,000 in the event the Merger Agreement is terminated in certain specified circumstances, including if the Merger is not consummated before the End Date because certain conditions related to HSR Act Clearance have not been satisfied or waived.

Any failure to consummate the acquisition in the anticipated timeframe or at all could prevent us from receiving the expected benefits from the acquisition and could negatively affect the market price of our common stock.

We have expended and will continue to expend significant time and resources in connection with our proposed acquisition of Theravance and expect to use cash on hand and incur indebtedness to fund the acquisition.

We have expended and will continue to expend significant management time and resources and expenses related to our proposed acquisition of Theravance, many of which must be paid regardless of whether the acquisition is consummated. For example, such time, resources and expenses will be incurred in connection with seeking HSR Act Clearance for the transaction.

We also expect to finance the proposed acquisition of Theravance with a combination of cash on hand and $350 million of new debt financing from OMERS Life Sciences, which will increase our leverage, reduce our current cash resources, and require us to dedicate a portion of future cash flows to debt service obligations. In addition, the financing arrangements may contain various operational, reporting, cash management and other covenants that may restrict certain activities.
Our business may be adversely affected if we do not successfully realize the anticipated benefits of our proposed acquisition of Theravance.

We may not be able to achieve the full strategic and financial benefits expected to result from our proposed acquisition of Theravance, or the benefits may be delayed or not occur at all. We may also face additional costs or liabilities in completing the acquisition that were not contemplated prior to completion. Our ability to realize the anticipated benefits of our proposed acquisition depends on, among other things, our ability to complete the transaction in a timely manner or at all, and how efficiently and effectively we are able to integrate Theravance's operations into ours and the continued successful performance of the YUPELRI and Trelegy products.

Zymeworks and Theravance have operated and, until the completion of the Merger, will continue to operate independently. Uncertainty about the effect of the Merger on employees, strategic partners or suppliers may have an adverse effect on Zymeworks and Theravance and consequently on the combined company. These uncertainties may impair Zymeworks’ and Theravance’s ability to retain and motivate key personnel and could cause strategic partners or suppliers and others with whom each company deals to seek to change existing business relationships.
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
The Fast Track and Breakthrough Therapy designations received for zanidatamab and ZW191 may not result in faster development, regulatory review or approval process.
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC and to ZW191, an ADC targeting folate receptor-α (FRα), for the treatment of patients with advanced or metastatic platinum-resistant ovarian cancer. While the FDA granted accelerated approval for Ziihera for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, these Fast Track designations do not ensure that zanidatamab or ZW191 will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that zanidatamab or ZW191 will ultimately obtain regulatory approval for additional indications. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the zanidatamab or ZW191 clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC and for the treatment of adults with previously treated, locally advanced, unresectable, or metastatic HER2-positive colorectal cancer. Designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If a clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, the benefits associated with the Fast Track or Breakthrough Therapy designations may not be realized by us or our strategic partners. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures. Zanidatamab was granted Breakthrough Therapy designation from the CDE in China for treating patients with BTC who have failed prior systemic therapies. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. As with designation by the FDA, the Breakthrough Therapy designation by the CDE is not a guarantee that zanidatamab will experience a faster development regulatory review or approval process or that it will ultimately receive regulatory approval for additional indications.
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
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and anticipate that at least over the short-term we will continue to incur losses. We have only one product approved for commercial sale, and, as of June 30, 2026, we have not received any revenue or profit from product sales, other than the receipt of royalties relating to sales of zanidatamab. We may never achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2025 and 2024 were $81.1 million and $122.7 million, respectively, while our net loss for the six months ended June 30, 2026 was $45.0 million. As of June 30, 2026, our accumulated deficit was $1,171.2 million. Our revenue as of June 30, 2026 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates by others or revenue from our strategic partners. We anticipate that at least over the short-term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of June 30, 2026, together with expected future losses, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net losses as well as our ability to become net income positive will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners and the successful implementation of our recently announced strategy. Because of the numerous risks and uncertainties associated with pharmaceutical product development as well as our asset aggregation strategy, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Historically, we have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. Zanidatamab is the only product candidate developed with our therapeutic platforms that has received regulatory approval, and we and our strategic partners are still developing other product candidates. To become and remain profitable, we and our strategic partners must succeed in developing and commercializing product candidates with significant market potential. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing and acquiring product candidates, securing partnerships and either directly or through our strategic partners advancing through later stage clinical development, regulatory approval and the manufacturing, marketing and selling of those product candidates that obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales, royalties, milestones or otherwise that is significant enough to achieve profitability. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations.
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
We are highly dependent on key members of our senior management team, including Kenneth Galbraith, the Chair of our board of directors, President, and Chief Executive Officer, Kristin Stafford, our Chief Financial Officer, Adam Schayowitz, our Head of Research and Development, Scott Platshon, our Chief Business Officer, Mark Hollywood, our Chief Operating Officer, Paul A. Moore, our Chief Scientific Officer, Sabeen Mekan, our Chief Medical Officer, Paul Schneider, our General Counsel, and other key members of our senior management, scientific and clinical teams. Although we have entered into employment agreements with our executive officers, each of them may terminate their employment with us at any time. The loss of the services of our key senior managers and employees could impede the achievement of our research, development and strategic objectives and seriously harm our ability to successfully implement our business strategy. Retention and any future recruitment of qualified scientific, technical and clinical personnel, as well as recruitment and retention of personnel with experience in successfully identifying and executing business development transactions, including in-licensing and acquisition transactions, will also be critical to our success. Intense competition for attracting key skill-sets and the impact of inflationary pressure on wages may limit our ability to attract, retain and motivate key personnel on acceptable terms. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development strategy, as well as helping us to identify strategic opportunities. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our business strategy will be limited.
As we advance our development and partnering plans and strategies, we may need to modify our organization, and we may experience difficulty in managing such change, which could disrupt our operations.
As of June 30, 2026, we had 231 full-time employees. As we advance our development and partnering plans and strategies in the future, we anticipate that we may need to modify our employee base. Such changes may impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any modification of our employee base. We may not be able to effectively manage a modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed organizational modifications, our expenses may be higher than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy.
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
•our ability to execute on our key strategic priorities, including our recently adopted business strategy and our proposed acquisition of Theravance;
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 58.2% of our outstanding common stock as of June 30, 2026. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 33.4% of our outstanding common stock as of June 30, 2026. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
In November 2025, our board of directors approved the 2025 Repurchase Program, pursuant to which we are authorized to repurchase up to $125.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. On May 14, 2026, the Company terminated the 2025 Repurchase Program and the board of directors of the Company authorized the 2026 Repurchase Program providing the ability to repurchase up to $125.0 million in shares of the Company's common stock. We repurchased 4,197,553 shares of our common stock under the 2025 Repurchase Program until its termination in 2026. As of June 30, 2026, we have repurchased 2,008,243 shares of our common stock under our 2026 Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our 2025 Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock. Our ability to make share repurchases will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase additional shares of stock, a reduction in the frequency of repurchases, or the completion of our 2025 Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price. The existence of our 2025 Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our 2025

Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Additionally, as part of our evolving business strategy, we intend to evaluate opportunities to return capital to our stockholders through additional potential share repurchases. However, there can be no assurance that implementation of our evolving business strategy will generate sufficient cash flows from royalties, milestones and other sources to enable such additional share repurchases and, as a result, our stockholders may not realize enhanced long-term stockholder value. Any use of our cash resources to repurchase our common stock will reduce the amount of cash we have available for investment in other parts of our business and we may not deploy our resources in a way that enhances stockholder value.
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
On November 16, 2025, our board of directors authorized the 2025 Repurchase Program, whereby we could repurchase up to $125.0 million of our outstanding common stock. On May 14, 2026, the Company terminated the 2025 Repurchase Program and the board of directors of the Company authorized the 2026 Repurchase Program providing the ability to repurchase up to $125.0 million in shares of the Company's common stock.
We repurchased 4,197,553 shares of our common stock at an average price per share of $24.36 under the 2025 Repurchase Program until its termination in 2026. As of June 30, 2026, we repurchased an aggregate of $51.9 million, consisting of 2,008,243 shares at an average price per share of $25.85 (exclusive of commission expense and estimated excise tax) under our 2026 Repurchase Program.
In the second quarter of 2026, shares of common stock purchased under the authorization consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)(2)
April 1, 2026 - April 30, 2026	304,351	$26.51	304,351	$29.2
May 1, 2026 - May 31, 2026	897,252	24.78	897,252	$109.2
June 1, 2026 - June 30, 2026	806,640	26.79	806,640	$87.6
	2,008,243	$25.85	2,008,243	$87.6
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

2.1#
Agreement and Plan of Merger, dated as of June 28, 2026, by and among Zymeworks Inc., Zymeworks Merger Sub 1, and Theravance Biopharma, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2026).

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

10.1#
Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Kristin Stafford, effective April 1, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 1, 2026).

10.2#
Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Adam Schayowitz, effective April 9, 2026 (incorporated by reference to Exhibit 10.4 to the Company’s Interim Report on Form 10-Q filed with the SEC on May 7, 2026).

10.3#
Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Scott Platshon, effective April 9, 2026 (incorporated by reference to Exhibit 10.5 to the Company’s Interim Report on Form 10-Q filed with the SEC on May 7, 2026).

10.4	Employment Agreement between Zymeworks Biopharmaceuticals Inc. and Paul Schneider, effective May 13, 2026.

10.5	Form of Contingent Value Rights Agreement. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on June 29, 2026).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 (unaudited) and December 31, 2025 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and six month periods ended June 30, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and six month periods ended June 30, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 2026 and 2025 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	August 6, 2026

By:	/s/ Kristin Stafford
	Name:	Kristin Stafford
	Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	August 6, 2026