Form 10-Q
period 2026-09-30
Zymeworks Inc.
filed 2026-11-09
CIK 1937653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________
FORM 10-Q
______________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒
The number of outstanding shares of common stock of the registrant, $0.00001 par value per share, as of November 6, 2026 was 69,030,691.

ZYMEWORKS INC.
QUARTERLY REPORT ON FORM 10-Q
For the Quarter Ended September 30, 2026

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
•our ability to realize the anticipated benefits from our acquisition of Theravance Biopharma, Inc. ("Theravance"), including future performance of the YUPELRI and TRELEGY ELLIPTA products;
•our ability to manage and integrate any acquisitions we may pursue, including our acquisition of Theravance;
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
We believe there is a reasonable basis for our expectations and beliefs, but they are inherently uncertain. We may not realize our expectations, and our beliefs may not prove correct. Actual results could differ materially from those described or implied by such
i

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
•our ability to face significant competition, including generic and biosimilar products, as well as competition for potential acquisitions and other business development transactions we may pursue;
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
•risks and uncertainties related to our acquisition of Theravance, including our ability to successfully realize the anticipated benefits of the acquisition;
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
•that we and our strategic partners will require FDA approval for any proposed product candidate names and any failure or delay associated with such approval may adversely affect our anticipated milestone or royalty revenues;
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

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
Zymeworks Inc.
Index to Interim Condensed Consolidated Financial Statements (unaudited)
As of and for the three and nine months ended September 30, 2026

ZYMEWORKS INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)

	September 30, 2026	December 31, 2025
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$100,464	$41,157
Short-term marketable securities	—	187,640
Accounts receivable	413,861	4,638
Prepaid expenses and other current assets	18,071	15,332
Total current assets	532,396	248,767
Long-term marketable securities	—	41,787
Long-term prepaids and other assets	27,244	6,674
Deferred tax asset	5,842	4,707
Property and equipment, net	17,914	15,502
Operating lease right-of-use assets	45,585	15,724
Intangible assets, net	823	1,350
Acquired intangible assets	430,207	—
Goodwill	116,402	12,016
Total assets	$1,176,413	$346,527
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$131,862	$36,346
Income tax payable	505	83
Current portion of operating lease liability	12,435	3,471
Deferred revenue	16,659	2,418
Total current liabilities	161,461	42,318
Long-term portion of operating lease liability	40,693	14,796
Deferred revenue	—	14,606
Liability related to the sale of future revenue	597,148	—
Other long-term liabilities	523	278
Unrecognized tax benefits	91,564	—
Deferred tax liability	26,771	6,028
Total liabilities	918,160	78,026
Stockholders’ equity:
Common stock, $0.00001 par value; 900,000,000 authorized shares at September 30, 2026 and December 31, 2025; 71,176,875 and 74,638,413 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,139,493	1,105,176
Preferred shares, $0.00001 par value; 100,000,000 authorized shares of preferred stock, out of which, one share of preferred stock is a share of Special Voting Preferred Stock and outstanding as of September 30, 2026 and December 31, 2025	—	—
Exchangeable shares, no par value, 538,890 and 553,184 issued and outstanding shares at September 30, 2026 and December 31, 2025, respectively	7,733	7,938
Additional paid-in capital	127,216	114,626
Accumulated other comprehensive loss	(6,659)	(6,079)
Accumulated deficit	(1,009,530)	(953,160)
Total stockholders’ equity	258,253	268,501
Total liabilities and stockholders’ equity	$1,176,413	$346,527
The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
(In thousands except share and per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
License and milestone revenue	$250,000	$25,250	$250,000	$88,184
Viatris collaboration agreement revenue	1,546	—	1,546	—
Royalty and other revenue	4,914	2,364	11,912	15,266
Total revenue	256,460	27,614	263,458	103,450
Operating expenses:
Research and development	36,126	35,578	98,018	105,765
Selling, general and administrative	42,736	14,146	77,140	46,082
Total operating expenses	78,862	49,724	175,158	151,847
Income (loss) from operations	177,598	(22,110)	88,300	(48,397)
Other (expense) income:
Interest income	2,473	3,529	8,471	10,379
Interest expense related to sale of future revenue	(6,685)	—	(15,346)	—
Other (expense) income, net	(138)	315	179	(257)
Total other (expense) income, net	(4,350)	3,844	(6,696)	10,122
Income (loss) before income taxes	173,248	(18,266)	81,604	(38,275)
Income tax (expense) recovery	452	(1,336)	2,915	(1,646)
Net income (loss)	173,700	(19,602)	84,519	(39,921)
Other comprehensive (loss) income:
Unrealized income (loss) on available for sale securities, net of tax of $0	35	290	(580)	902
Total other comprehensive income (loss)	35	290	(580)	902
Comprehensive income (loss)	$173,735	$(19,312)	$83,939	$(39,019)

Net income (loss) per common share:
Basic	$2.43	$(0.26)	$1.16	$(0.53)
Diluted	$2.28	$(0.26)	$1.08	$(0.53)

Weighted-average common stock outstanding:
Basic	71,609,790	75,767,778	73,079,426	75,427,508
Diluted	76,252,275	75,775,214	78,173,571	75,434,487

The accompanying notes are an integral part of these financial statements.

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands except share data) (unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2026	1	$—	553,184	$7,938	74,638,413	$1,105,176	$(953,160)	$(6,079)	$114,626	$268,501
Issuance of common stock on exercise of options	—	—	—	—	839,943	14,117	—	—	(5,400)	8,717
Issuance of common stock through employee stock purchase plan	—	—	—	—	58,313	649	—	—	—	649
Issuance of common stock upon vesting of restricted stock units (“RSUs”)	—	—	—	—	758,886	8,578	—	—	(8,578)	—
Issuance of common stock for retracted exchangeable shares	—	—	(2,300)	(33)	2,300	33	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,882	6,882
Purchase and retirement of common stock	—	—	—	—	(3,195,166)	—	(76,151)	—	—	(76,151)
Excise tax on purchase of common stock	—	—	—	—	—	—	(361)	—	—	(361)
Net loss	—	—	—	—	—	—	(44,162)	—	—	(44,162)
Other comprehensive loss	—	—	—	—	—	—	—	(486)	—	(486)
Balance at March 31, 2026	1	$—	550,884	$7,905	73,102,689	$1,128,553	$(1,073,834)	$(6,565)	$107,530	$163,589
Issuance of common stock on exercise of options	—	—	—	—	279,076	4,948	—	—	(1,741)	3,207
Issuance of common stock upon vesting of RSUs	—	—	—	—	37,666	445	—	—	(445)	—
Issuance of common stock for retracted exchangeable shares	—	—	(884)	(13)	884	13	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	11,106	11,106
Purchase and retirement of common stock	—	—	—	—	(2,008,243)	—	(51,949)	—	—	(51,949)
Excise tax on purchase of common stock	—	—	—	—	—	—	(436)	—	—	(436)
Net loss	—	—	—	—	—	—	(45,019)	—	—	(45,019)
Other comprehensive loss	—	—	—	—	—	—	—	(129)	—	(129)
Balance at June 30, 2026	1	$—	550,000	$7,892	71,412,072	$1,133,959	$(1,171,238)	$(6,694)	$116,450	$80,369
Issuance of common stock on exercise of options	—	—	—	—	258,795	4,478	—	—	(1,612)	2,866
Issuance of common stock through employee stock purchase plan	—	—	—	—	29,279	897	—	—	—	897
Issuance of common stock for retracted exchangeable shares	—	—	(11,110)	(159)	11,110	159	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	12,378	12,378
Purchase and retirement of common stock	—	—	—	—	(534,381)	—	(11,992)	—	—	(11,992)
Net income	—	—	—	—	—	—	173,700	—	—	173,700
Other comprehensive income	—	—	—	—	—	—	—	35	—	35
Balance at September 30, 2026	1	$—	538,890	$7,733	71,176,875	$1,139,493	$(1,009,530)	$(6,659)	$127,216	$258,253

ZYMEWORKS INC.
Condensed Consolidated Statement of Changes in Stockholders’ Equity
(In thousands except share data) (unaudited)

	Preferred stock		Exchangeable shares		Common stock		Accumulated deficit	Accumulated other comprehensive loss	Additional paid-in capital	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2025	1	$—	570,637	$8,188	68,964,319	$1,015,618	$(830,335)	$(6,952)	$152,249	$338,768
Issuance of common stock on exercise of options	—	—	—	—	84,863	1,208	—	—	(437)	771
Issuance of common stock through employee stock purchase plan	—	—	—	—	74,274	724	—	—	—	724
Issuance of common stock upon vesting of RSUs	—	—	—	—	460,620	4,390	—	—	(4,390)	—
Issuance of common stock for retracted exchangeable shares	—	—	(735)	(10)	735	10	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	6,794	6,794
Net loss	—	—	—	—	—	—	(22,636)	—	—	(22,636)
Other comprehensive income	—	—	—	—	—	—	—	546	—	546
Balance at March 31, 2025	1	$—	569,902	$8,178	69,584,811	$1,021,950	$(852,971)	$(6,406)	$154,216	$324,967
Issuance of common shares on exercise of options	—	—	—	—	174,856	2,267	—	—	(882)	1,385
Issuance of common shares upon exercise of pre-funded warrants	—	—	—	—	5,086,480	49,862	—	—	(49,862)	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,771	5,771
Net income	—	—	—	—	—	—	2,317	—	—	2,317
Other comprehensive income	—	—	—	—	—	—	—	66	—	66
Balance at June 30, 2025	1	$—	569,902	$8,178	74,846,147	$1,074,079	$(850,654)	$(6,340)	$109,243	$334,506
Issuance of common stock on exercise of options	—	—	—	—	840,052	12,695	—	—	(4,131)	8,564
Issuance of common stock through employee stock purchase plan	—	—	—	—	65,702	1,157	—	—	—	1,157
Issuance of common stock for retracted exchangeable shares	—	—	(713)	(10)	713	10	—	—	—	—
Private placement for issuance of common stock	—	—	—	—	415,000	4,988	—	—	—	4,988
Repurchase and retirement of common stock	—	—	—	—	(1,028,333)	—	(16,216)	—	—	(16,216)
Stock-based compensation	—	—	—	—	—	—	—	—	6,377	6,377
Net loss	—	—	—	—	—	—	(19,602)	—	—	(19,602)
Other comprehensive income	—	—	—	—	—	—	—	290	—	290
Balance at September 30, 2025	1	$—	569,189	$8,168	75,139,281	$1,092,929	$(886,472)	$(6,050)	$111,489	$320,064
The accompanying notes are an integral part of these financial statements

ZYMEWORKS INC.
Condensed Consolidated Statements of Cash Flows
(In thousands) (unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$84,519	$(39,921)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	2,861	2,771
Amortization of intangible assets	1,128	3,871
Stock-based compensation expense	41,352	19,184
Amortization of operating lease right-of-use assets	3,349	2,461
Amortization of debt issuance costs	262	—
Non-cash royalty revenue related to sale of future revenue	(990)	—
Non-cash interest expense related to sale of future revenue	15,083	—
Deferred income tax recovery	(3,509)	(465)
Unrealized foreign exchange (gain) loss	(554)	227
Changes in operating assets and liabilities:
Accounts receivable	(292,198)	26,487
Prepaid expenses and other current assets	4,087	11,629
Accounts payable and accrued liabilities	43,698	(24,983)
Operating lease liabilities	(2,609)	(2,504)
Deferred revenue	(365)	(22,391)
Income taxes payable	2,181	888
Net cash (used in) provided by operating activities	(101,705)	(22,746)
Cash flows from investing activities:
Purchases of marketable securities	(62,532)	(139,233)
Proceeds from marketable securities	292,103	162,160
Acquisition of property and equipment	(289)	(940)
Acquisition of business, net of cash acquired	(532,020)	—
Acquisition of intangible assets	—	(692)
Net cash (used in) provided by investing activities	(302,738)	21,295
Cash flows from financing activities:
Issuance of common stock on exercise of stock options	14,340	10,079
Issuance of common stock through employee stock purchase plan	751	1,425
Purchases of common stock for retirement	(140,092)	(16,216)
Private placement for issuance of common stock	—	4,988
Proceeds from sale of future revenue	596,500	—
Payments for transaction costs related to sale of future revenue	(7,882)	—
Deferred financing fees	—	(93)
Net cash provided by financing activities	463,617	183
Effect of exchange rate changes on cash and cash equivalents	133	(1)
Net change in cash and cash equivalents	59,307	(1,269)
Cash and cash equivalents, beginning of period	41,157	66,103
Cash and cash equivalents, end of period	$100,464	$64,834
Supplemental cash flow information:
Net cash paid during the period for income taxes	$1,559	$1,243
Supplemental disclosure of non-cash investing and financing items:
Consideration payable for Theravance Merger	$28,393	$—
Issuance of common stock upon exercise of pre-funded warrants	—	49,862
Leased assets obtained in exchange for operating lease liabilities	—	2,443
Debt issuance costs related to sale of future royalties not yet paid	5,825	—
Acquisition of property and equipment and intangible assets not yet paid	168	—
Purchases of common stock not settled	—	504
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
Since its inception, the Company has devoted its resources to research and development activities, including developing its therapeutic platforms and identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. The Company supports these activities through general and administrative support, as well as by raising capital, conducting business planning and protecting its intellectual property.
On September 23, 2026, Zymeworks completed its previously announced acquisition of Theravance Biopharma, Inc. (“Theravance”) (Note 4), further advancing the Company’s strategy to build a diversified revenue-generating biotechnology company, combining innovative R&D with growing commercial and royalty-based cash flows.
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
These unaudited interim condensed consolidated financial statements reflect all adjustments, consisting solely of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results that can be expected for a full year. These unaudited interim condensed consolidated financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company for the year ended December 31, 2025.
Liability Related to the Sale of Future Revenue
In March 2026, the Company entered into a royalty sale agreement with Royalty Pharma Development Funding, LLC (“Royalty Pharma”), to monetize a portion of the Company’s future Ziihera (zanidatamab‑hrii) royalties. Additionally, in September 2026, in connection with the acquisition of Theravance Biopharma, Inc., the Company entered into a financing arrangement with OCM IP Healthcare Portfolio LP (“OMERS”) to monetize a portion of future YUPELRI cash flows. Refer to Note 8, Liability Related to the Sale of Future Revenue, for further details regarding these arrangements.
The Company’s arrangements with Royalty Pharma and OMERS were evaluated under the applicable accounting guidance and were determined to be liabilities related to the sale of future revenue. Accordingly, proceeds received, net of transaction costs, are recorded as liabilities on the condensed consolidated balance sheet. The Company continues to recognize the full amount of revenue generated from the underlying royalty and collaboration arrangements in the period earned. Amounts remitted to counterparties are recorded as reductions of the related liabilities. Transaction costs incurred in connection with these arrangements are deferred and amortized over the estimated life of the respective arrangements. The Company recognizes the associated interest expense using the effective interest method.
The liability related to the sale of future revenue, effective interest rate and related interest expense are determined using the Company’s estimate of future cash flows expected to be generated from the underlying revenue streams. These estimates are periodically reassessed based on internal projections and information from commercial partners responsible for generating the related revenue. If there is a material change in the estimates, the Company prospectively adjusts the carrying amount of the liability, effective interest rate and related interest expense.
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
Under the terms of the grants, no number of PSUs is guaranteed to vest and the actual number of PSUs that will vest at the end of each performance period may be anywhere from 0% to 200% of the target number depending on the Absolute TSR or Relative TSR. Payout percentages under the Absolute TSR range from 0% to 200%. If no payout has been earned pursuant to the Absolute TSR Criteria during the Performance Period, payout percentages under the Relative TSR will be used which range from 0% to 50%.
The PSUs are classified as equity awards and are settled in shares of the Company’s common stock. The fair values of the PSUs are determined using a Monte Carlo model because the performance target is based on the Company's Absolute or Relative TSR, which represents a market condition. The Monte Carlo simulation model is built on certain assumptions, including the Company's stock volatility. The prices at which the Company's common stock will trade in the future cannot be predicted and achievement of market conditions may occur in a period different than estimated. Compensation cost is recognized regardless of whether the market‑based performance condition is ultimately achieved and is reversed only for service‑based forfeitures. The grant date fair values of these awards are amortized as stock-based compensation expense over the vesting period.
Use of Estimates
The preparation of interim condensed consolidated financial statements in accordance with U.S. GAAP requires the Company to make estimates and judgments in certain circumstances that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, most notably those related to revenue recognition including estimated timing of completion of performance obligations required to meet revenue recognition criteria, accrual of expenses including clinical and preclinical study expense accruals, stock-based compensation, valuation allowance for deferred taxes, estimates underlying the liability related to the sale of future revenue, including anticipated future royalty and collaboration payments and the related effective interest rate, and the valuation of assets acquired and liabilities assumed in business combinations, including the determination of the fair value of acquired intangible assets and other acquisition-date fair value measurements. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances. Actual results could differ from these estimates.
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
The carrying values of cash and cash equivalents, accounts receivable and accounts payable and accrued liabilities approximate their fair values due to the near-term maturities of these financial instruments. All marketable securities are classified as available-for-sale and are recorded at fair value (note 6).
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
At September 30, 2026, the maximum exposure to credit risk for accounts receivable was $413,861, 65% of which was from Jazz Pharmaceuticals Ireland Limited or Jazz Pharmaceuticals, Inc. (subsidiaries of Jazz Pharmaceuticals plc, collectively referred to as “Jazz”) (December 31, 2025: 37% of receivables from Jazz) and all accounts receivable are due within the next 12 months. As of September 30, 2026 and December 31, 2025, the Company has recognized nominal amounts of provision for expected credit losses in relation to accounts receivable.
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

4. Acquisition of Theravance
Summary
On September 23, 2026 (the “Closing Date”), Zymeworks completed its previously announced acquisition of Theravance pursuant to the Agreement and Plan of Merger, dated June 28, 2026 (the “Merger Agreement”). Pursuant to the Merger Agreement, Zymeworks Merger Sub 1, a wholly owned subsidiary of the Company (“Merger Sub”), merged with and into Theravance (the “Merger”), with Theravance surviving the Merger as a wholly owned subsidiary of the Company.
As a result of the Merger, the Company acquired Theravance’s portfolio of assets, including its economic interests in YUPELRI (revefenacin), consisting of its U.S. profit-sharing interest and rights to receive royalties on net sales outside the U.S. The Merger expands the Company’s portfolio of revenue-generating assets and provides additional financial flexibility to support its strategic priorities.
At the effective time of the Merger, each ordinary share of Theravance, par value $0.00001 per share, issued and outstanding immediately prior to the effective time, other than certain excluded shares and dissenting shares, was canceled and converted into the right to receive (i) $17.00 in cash, without interest (the “Per Share Cash Consideration”), and (ii) one contingent value right (“CVR” and, together with the Per Share Cash Consideration, the “Per Share Merger Consideration”).
Each CVR represents a non-tradeable contractual contingent right to receive (i) a pro rata share of 80% of the net proceeds received by the Company from any license, divestiture or other monetization transaction of ampreloxetine executed within the 10-year period following the Closing Date, (ii) a pro rata share of $50 million in cash upon the first commercial sale of ampreloxetine by the Company in the U.S., UK, Spain, France, Germany or Italy on or prior to the 10-year period following the Closing Date and (iii) a pro rata share of 10% of the net sales received by the Company on a country-by-country basis, from the date of the first commercial sale until the later of the 10th anniversary of such date, patent expiration or the loss of exclusivity. The Company determined the CVR to have a de minimis fair value based on the probability of monetizing ampreloxetine. The Company will continue to assess the likelihood of monetization throughout the 10-year period following the Closing Date.
Treatment of Theravance Equity Awards
At the effective time of the Merger:
Each Theravance stock option, whether vested or unvested, that was outstanding, unexercised and not expired immediately prior to the effective time was canceled and converted into the right to receive an amount in cash equal to the excess, if any, of the Per Share Cash Consideration over the applicable exercise price, multiplied by the number of ordinary shares underlying such option, plus one CVR for each ordinary share underlying such option. Theravance stock options with an exercise price equal to or greater than the Per Share Cash Consideration were canceled without payment of consideration.
Each Theravance restricted stock unit award (“RSU Award”), whether vested or unvested, that was outstanding immediately prior to the effective time was canceled and converted into the right to receive an amount in cash equal to the Per Share Cash Consideration multiplied by the number of ordinary shares underlying such RSU Award, plus one CVR for each ordinary share underlying such RSU Award.
Each Theravance performance stock unit award (“PSU Award”), whether vested or unvested, that was outstanding immediately prior to the effective time was canceled and converted into the right to receive an amount in cash equal to the Per Share Cash Consideration multiplied by the applicable number of ordinary shares underlying such PSU Award that remained outstanding and unreleased immediately prior to the effective time, plus one CVR for each ordinary share underlying such PSU Award.
Purchase Consideration
The Merger was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed were recognized at their estimated acquisition-date fair values.

The preliminary consideration transferred in connection with the Merger was calculated as follows:

Theravance ordinary shares outstanding as of September 23, 2026	52,190,164
Consideration per share	$17.00
Consideration paid for outstanding ordinary shares	$887,233
Fair value of Theravance equity award settlement attributable to pre-combination period	28,392
Consideration paid for outstanding shares and equity awards	915,625
Less: Theravance cash acquired	(355,213)
Net consideration paid	$560,412

The cash consideration paid in connection with the Merger was funded through a combination of cash on hand, cash acquired from Theravance and proceeds from the issuance of $350.0 million aggregate principal amount of senior secured notes to OMERS Life Sciences. The notes are non-recourse to the Company and are secured by certain assets related to YUPELRI, with 75% of the U.S. YUPELRI profit-share cash flows used to service the associated debt obligations. See Note 8, “Liability Related to the Sale of Future Revenue - OMERS Financing Arrangement” for additional information regarding the financing of the Merger.
In connection with the Merger, the Company settled Theravance’s outstanding stock options, restricted stock unit awards and performance stock unit awards in accordance with the terms of the Merger Agreement. The aggregate fair value of the consideration provided in settlement of these awards was $38,973, of which $28,392 was attributable to the pre-combination period and was included in the consideration transferred. The remaining $10,581 was attributable to the post-combination period and was recognized as stock-based compensation expense, including $2,028 within research and development expense and $8,553 within selling, general and administrative expense during the three and nine months ended September 30, 2026. As of September 30, 2026, the $38,973 related to the settlement of these awards remained unpaid and was included in accounts payable and accrued liabilities on the Company's condensed consolidated balance sheet.
Deferred consideration
In connection with the Merger, certain former Theravance shareholders notified Theravance of their decision to dissent from the Merger and commenced the statutory appraisal process on October 23, 2026 in the Grand Court of the Cayman Islands pursuant to Section 238 of the Cayman Islands Companies Act. Under the Merger Agreement, shareholders who validly perfect their appraisal rights are not entitled to receive the Per Share Merger Consideration or CVRs and are instead entitled to the fair value of their shares as determined through the applicable statutory appraisal process. As a result, the Company recognized a liability of $26,281 for the deferred consideration related to the shares held by the dissenting shareholders. The liability was initially measured using the Per Share Cash Consideration of $17.00 per share, which management believes represents the best estimate of fair value as of the acquisition date.
The ultimate amount payable to the dissenting shareholders remains subject to the outcome of the statutory appraisal process and may differ from the amount initially recognized. The Company will continue to evaluate the liability as additional information becomes available. If any additional amounts are determined to be payable, including interest, such amounts will be recognized as expense in the period incurred.

Preliminary Purchase Price Allocation
The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed based on their estimated fair values as of the Closing Date:

Accounts receivable	$20,325
Accrued milestone receivable	96,700
Prepaid expenses and other current assets	7,337
Long-term prepaids and other assets	22,545
Property and equipment, net	4,817
Operating lease right-of-use assets	33,210
YUPELRI product rights intangible asset	415,400
VIBATIV royalty rights intangible asset	6,800
Favorable sublease contract	8,607
Total assets acquired	$615,741
Accounts payable and accrued liabilities	6,898
Current portion of operating lease liability	9,094
Long-term portion of operating lease liability	28,798
Other long-term liabilities	244
Unrecognized tax benefits	91,564
Deferred tax liability	23,117
Total liabilities assumed	$159,715
Net assets acquired	$456,026
Total purchase price	560,412
Goodwill	$104,386

The preliminary purchase price allocation reflects the Company’s estimates of the acquisition-date fair values of the assets acquired and liabilities assumed. The valuation process requires significant estimates and assumptions, including estimates of future cash flows, revenue growth, market participant assumptions, discount rates, useful lives and other relevant inputs.
The purchase price allocation is preliminary and is subject to revision as additional information regarding the fair values of assets acquired and liabilities assumed, including uncertain tax positions and deferred income taxes, becomes available. The Company expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the Closing Date. Measurement-period adjustments, if any, will be recognized in the reporting period in which the adjustment amounts are determined and will be calculated as if the accounting had been completed as of the Closing Date.
Valuation of Acquired Assets
YUPELRI
The preliminary fair value of the acquired rights associated with YUPELRI of $415,400, recognized as an intangible asset, was estimated using the income approach, specifically the multi-period excess earnings method. Significant assumptions used in the valuation included projected future profit-share receipts and royalty revenue, expected growth rates, the estimated duration of the related cash flows and the discount rate. The YUPELRI-related intangible asset has an estimated useful life of approximately 14 years and is amortized on a straight-line basis.
TRELEGY ELLIPTA Milestone Receivable
In connection with the Merger, the Company acquired contractual rights to receive a $100,000 milestone payment from Royalty Pharma contingent upon TRELEGY ELLIPTA achieving certain sales thresholds during 2026. The acquisition-date fair value of the milestone receivable of $96,700 was estimated using a probability-weighted expected return method. Significant assumptions used in the valuation included the probability of achieving the applicable sales thresholds, the expected timing of the milestone payment, and the discount rate.
Goodwill
Goodwill represents the excess of the purchase consideration transferred over the estimated fair value of the identifiable assets acquired and liabilities assumed. The goodwill recognized in connection with the Merger is primarily attributable to future growth opportunities and other benefits expected to result from combining the operations of Theravance with the Company.
The amount of goodwill recognized is preliminary and may change as the Company completes the measurement of the fair values of assets acquired and liabilities assumed.
Results of Operations
Theravance’s results of operations have been included in the Company’s condensed consolidated financial statements beginning on the Closing Date and were not material through September 30, 2026.
Post-Combination Severance Costs
In connection with the Merger, the Company evaluated the workforce requirements of the combined organization and communicated termination decisions to certain former Theravance employees. Theravance employees are owed a change in control severance payment resulting from the employment agreements acquired by the Company. The payments are contingent on the employees providing service through the communicated and agreed upon termination date. As a result, the Company recognized $8,252 of selling, general and administrative expense and $741 of research and development expenses during the three and nine months ended September 30, 2026. These severance arrangements were determined to represent post-combination obligations because the related termination decisions were initiated by the Company following the Merger and were undertaken primarily for the benefit of the combined organization.

Transaction Costs
The Company incurred acquisition-related transaction costs of $3,915 and $6,927 during the three and nine months ended September 30, 2026, respectively. These costs primarily consisted of legal, accounting, advisory and other professional fees and were recognized as selling, general and administrative expense in the condensed consolidated statements of income (loss) and comprehensive income (loss).
Unaudited Pro Forma Financial Information
The following unaudited pro forma financial information presents the combined results of operations of the Company and Theravance as if the Merger had been completed on January 1, 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Pro forma revenue	$275,735	$47,604	$321,163	$165,023
Pro forma net income/(loss)	171,025	(24,898)	59,898	(75,459)

The unaudited pro forma financial information was prepared for comparative purposes only and is not necessarily indicative of the results that would have occurred had the Merger been completed on January 1, 2025, nor is it indicative of future operating results.
The unaudited pro forma financial information includes, where applicable, adjustments for (i) additional amortization expense associated with the fair value adjustments to acquired intangible assets, (ii) acquisition-related transaction costs and other nonrecurring costs such as stock-based compensation for the settlement of Theravance equity awards and severance expense for Theravance employees, (iii) incremental interest expense and other effects associated with financing the Merger, and (iv) the related income tax effects of the pro forma adjustments.

The pro forma net income for the three and nine months ended September 30, 2026, was adjusted to exclude $55,075 and $64,176, respectively, of acquisition-related transaction costs and other nonrecurring expenses incurred during 2026. The pro forma net loss for the nine months period ended September 30, 2025 was adjusted to include such costs as if they had been incurred on January 1, 2025.
The pro forma adjustments are based on information available as of the date of these condensed consolidated financial statements and assumptions that management believes are reasonable. The pro forma financial information does not reflect the effects of any anticipated synergies, operating efficiencies, cost savings or integration costs that may result from the Merger.

5. Net Income (Loss) Per Share
Net income (loss) per share for the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to common stockholders:
Basic	$173,700	$(19,602)	84,519	(39,921)
Adjustment for change in fair value of liability classified stock options	—	(168)	—	(345)
Diluted	$173,700	$(19,770)	84,519	(40,266)

Denominator:
Weighted-average common stock outstanding:
Basic	71,609,790	75,767,778	73,079,426	75,427,508
Adjustment for dilutive effect of equity classified stock options, and RSUs	4,642,485	—	5,094,145	—
Adjustment for dilutive effect of liability classified stock options	—	7,436	—	6,979
Diluted	76,252,275	75,775,214	78,173,571	75,434,487

Net income (loss) per common share – basic	$2.43	$(0.26)	$1.16	$(0.53)
Net income (loss) per common share – diluted	$2.28	$(0.26)	$1.08	$(0.53)
The weighted average number of shares of common stock used in the basic and diluted earnings per share calculations include (i) Exchangeable Shares for all the periods presented and (ii) for the three and nine months ended September 30, 2025, the pre-funded warrants issued in connection with the Company’s December 2023 private placement as the warrants were exercisable at any time for nominal cash consideration until their exercise on June 25, 2025. The Company’s potentially dilutive securities, which include equity classified stock options, RSUs, PSUs, and ESPP purchases, have been excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2025.

6. Cash, Cash Equivalents and Marketable Securities
The Company did not have any short-term or long-term marketable securities as of September 30, 2026. The following table summarizes the Company’s marketable securities as of December 31, 2025:

	December 31, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Short-term marketable securities:
Contractual maturity of one year or less:
GICs and mutual funds	$21,920	$—	$21,920
U.S. Treasury notes	41,263	36	41,299
Corporate debt securities	124,272	149	124,421
Total short-term marketable securities	187,455	185	187,640

Long-term marketable securities:
Contractual maturity of one to three years:
Corporate debt securities	41,388	399	41,787

Total long-term marketable securities	41,388	399	41,787
Total marketable securities	$228,843	$584	$229,427
The unrealized losses on the Company’s available-for-sale securities as of December 31, 2025 were not material and were caused by fluctuations in market values and interest rates as a result of the economic environment. The Company concluded that an allowance for credit losses was unnecessary as of December 31, 2025 because the decline in the market value was attributable to changes in market conditions and not credit quality, and that it is neither management’s intention to sell nor is it more likely than not that the Company will be required to sell these investments prior to recovery of their cost basis or recovery of fair value. There was no material realized gain or loss on available-for-sale securities in the periods presented.
The following tables present information about the Company’s cash, cash equivalents and marketable securities that are measured at fair value on a recurring basis, and indicate the fair value hierarchy of the valuation techniques used to determine such fair value:

	September 30, 2026				December 31, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash and cash equivalents:
Cash				$79,820				$8,968
Cash equivalents:
Money market funds and mutual funds	$20,644	$—	$—	$20,644	$32,189	$—	$—	$32,189
Total cash and cash equivalents	$20,644	$—	$—	$100,464	$32,189	$—	$—	$41,157

Marketable securities:
GICs and mutual funds	$—	$—	$—	$—	$21,920	$—	$—	$21,920
U.S. Treasury notes	—	—	—	—	41,299	—	—	41,299
Corporate debt securities	—	—	—	—	—	166,208	—	166,208
Total marketable securities	$—	$—	$—	$—	$63,219	$166,208	$—	$229,427

Total cash, cash equivalents and marketable securities	$20,644	$—	$—	$100,464	$95,408	$166,208	$—	$270,584

7. Goodwill
Prior to the Company's acquisition of Theravance (note 4), total goodwill was $12,016, for which the Company performed its most recent annual impairment test of goodwill as of December 31, 2025. As part of the evaluation of the recoverability of goodwill, the Company identified only one reporting unit to which the total carrying amount of goodwill has been assigned. As of December 31, 2025, the Company performed a qualitative assessment for its annual impairment test of goodwill after concluding that it was not more likely than not that the fair value of the reporting unit was less than its carrying value. Consequently, a quantitative impairment test was not required. The Company concluded that there were no impairment indicators related to goodwill as of September 30, 2026.
8. Liability Related to the Sale of Future Revenue
The Company has entered into two financing arrangements that are accounted for as liabilities related to the sale of future revenue: (i) a royalty monetization arrangement with Royalty Pharma secured by a portion of future royalties from Ziihera (zanidatamab-hrii) and (ii) a financing arrangement with OMERS secured by a portion of future YUPELRI profit-share cash flows. Both arrangements are included within Liability related to the sale of future revenue in the condensed consolidated balance sheet. Interest expense associated with these arrangements is recognized using the effective interest method and is presented within Interest expense related to sale of future revenue in the condensed consolidated statements of operations. The sections below provide additional information regarding each arrangement.
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
The Company determines the effective interest rate used to record interest expense under this agreement based on an estimate of future royalty payments to Royalty Pharma. As of September 30, 2026, the estimated effective interest rate under the agreement was 9.7%.
The following is a summary of the Company's liability related to sale of future royalties for the nine months ended September 30, 2026:

Proceeds from sale of future royalties in March 2026	$250,000
Issuance costs related to sale of future royalties	(5,563)
Royalty payments to Royalty Pharma	(990)
Interest expense related to sale of future royalties	14,492
Amortization of issuance costs	262
Net liability related to sale of future royalties as of September 30, 2026	$258,201
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
OMERS Financing Arrangement
On September 23, 2026, in connection with the Company’s acquisition of Theravance, two special-purpose entities ("Issuers") issued $350.0 million aggregate principal amount of senior secured notes to OMERS (the "Notes"). A portion of the proceeds was used to finance the Merger and related transaction steps. The Company consolidates the two special purpose entities.
The Notes bear interest at a fixed rate of 8.25% per annum, were issued at 99% of par, and mature on December 31, 2036, unless repaid earlier. Interest is payable quarterly in arrears on the last Business Day of March, June, September, and December of each year, beginning in December 2026. Interest is computed on the basis of a 360-day year of twelve 30-day months based on actual days elapsed.
75% of the YUPELRI profit-share cash flows are contractually assigned to OMERS to service the associated debt obligation and payments are first applied to interest payments with the remaining going to the principal. The Company retains the remaining 25% of cash flows.
The Notes may be redeemed at the Issuers’ option and are subject to redemption upon specified triggering events, in each case at the applicable Prepayment Price, which includes the outstanding principal, accrued and unpaid interest, applicable Yield Maintenance Premium, and other amounts then due. Certain Events of Default may result in acceleration.
The Notes are secured by substantially all of the assets of the Issuers, including the YUPELRI-related assets and the Collection Account, and are guaranteed by certain subsidiaries of Theravance that became indirect subsidiaries of Zymeworks in connection with the Merger. The Notes are generally non-recourse to Zymeworks Inc. and its subsidiaries other than the Issuers and specified guarantors, subject to the terms and limitations of the financing documents.
The financing documents contain covenants and restrictions relating to, among other matters, additional indebtedness, asset dispositions, and modifications of specified transaction agreements. As of September 30, 2026, the Company was in compliance with all applicable covenants.
Amounts held in the collection account are contractually restricted for application in accordance with the payment provisions of the Notes and are not available for the Company's general corporate purposes.
The Company recognizes collaboration revenue in the period in which the product is sold and revenue is recognized. The Company records collaboration payments made to OMERS as a reduction of the liability.

The Company determines the effective interest rate used to record interest expense under this agreement based on an estimate of future collaboration payments to OMERS. As of September 30, 2026, the estimated effective interest rate under the agreement was 9.4%.
As of September 30, 2026, the carrying amount of the Notes was as follows:

Principal amount	$350,000
Unamortized original issue discount	(3,500)
Unamortized debt issuance costs	(8,144)
Interest expense	560
Amortization of issuance costs	31
Carrying amount of the Notes	$338,947
Interest expense recognized on the Notes from September 23, 2026, through September 30, 2026, was approximately $591, including approximately $31 of amortization of the original issue discount and debt issuance costs.
The Notes do not require fixed periodic principal installments; the amount and timing of principal repaid before maturity depend on cash generated by the underlying YUPELRI arrangements and are not contractually determinable at the reporting date. Because no principal repayments are contractually due or determinable as payable within twelve months of the balance sheet date, the entire carrying amount of the Notes is classified as noncurrent.
There are numerous factors, most of which are not within the Company's control, that could materially impact the amount and timing of collaboration payments from Viatris (defined below), and result in changes to the Company's estimate of future collaboration payments to OMERS. Such factors include, but are not limited to, the commercial sales of YUPELRI, competing products or other significant events.
9. Stockholders’ Equity
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
Immediately prior to the completion of the Redomicile Transactions, there were 61,699,387 Zymeworks BC common shares issued and outstanding. In connection with the consummation of the Plan of Arrangement, 60,274,854 shares of common stock and 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. As of September 30, 2026, there were

538,890 Exchangeable Shares held by former Zymeworks BC shareholders (December 31, 2025: 553,184). The Company will issue shares of its common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when CallCo purchases Exchangeable Shares from the Exchangeable Shareholder under CallCo’s overriding call rights. These Exchangeable Shares and the Special Voting Preferred Stock, when taken together, are similar in substance to the Company’s common stock and are treated as such in calculation of basic net income (loss) per share.
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
During the nine months ended September 30, 2026, the Company repurchased 3,766,336 shares of its common stock for a cost of $91,069, and incurred commission expense of $75, under the 2025 Repurchase Program, which have been recorded against accumulated deficit. The Company retired all 3,766,336 shares repurchased. These shares were returned to the status of authorized and unissued shares.

The following table presents the Company’s 2025 Repurchase Program activity for the periods indicated:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Year Ended December 31, 2025	431,217	$25.94	$11,188
Nine Months Ended September 30, 2026	3,766,336	$24.18	$91,069
On May 14, 2026, the Company terminated the 2025 Repurchase Program and the board of directors of the Company authorized a new share repurchase program providing the ability to repurchase up to $125.0 million in shares of the Company's common stock (the “2026 Repurchase Program”).
During the nine months ended September 30, 2026, the Company repurchased 1,971,454 shares of its common stock for a cost of $49,373 and incurred commission expense of $39, under the 2026 Repurchase Program, which have been recorded against accumulated deficit. The Company retired all 1,971,454 shares repurchased. These shares were returned to the status of authorized and unissued shares.
Excise tax was estimated as $797 during the nine months ended September 30, 2026, for purchases under the 2025 Repurchase Program and 2026 Repurchase Program.
The following table presents the Company’s 2026 Repurchase Program activity:

	Total number of shares purchased	Average price paid per share	Approximate value of shares purchased

Nine Months Ended September 30, 2026	1,971,454	$25.04	$49,373
Stock-Based Compensation
In connection with the Redomicile Transactions in 2022, Zymeworks BC assigned to the Company, and the Company assumed, all of Zymeworks BC’s rights and obligations under each of the stock-based compensation plans, as described below, and such plans became the Company’s stock-based compensation plans, with each outstanding award assumed by the Company and deemed exchanged for equivalent awards of the Company, except that the security issuable upon exercise or settlement, as applicable, will be shares of common stock of the Company rather than common shares of Zymeworks BC.
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
New Plan and Inducement Plan
On April 10, 2017, the Company’s shareholders approved a new stock option plan, which became effective immediately prior to the consummation of the Company’s initial public offering (“IPO”). This plan allows for the grant of options and also permitted the Company to grant incentive stock options (“ISOs”), within the meaning of Section 422 of the Internal Revenue Code, to its employees, until the shares reserved for issuance of ISOs were depleted. On June 7, 2018, the Company’s shareholders approved an amendment and restatement of this plan (this plan, as amended and restated, the “New Plan”), which includes an article that allows the Company to grant restricted shares, RSUs, PSUs and other share-based awards, in addition to stock options. As of September 30, 2026, 4,987,937 shares of common stock were available for future award grants under the New Plan (December 31, 2025: 5,023,809 shares of common stock).

On January 5, 2022, the board of directors approved the Zymeworks Inc. Inducement Stock Option and Equity Compensation Plan (the “Inducement Plan”) and reserved 750,000 of the Company’s common shares for issuance pursuant to equity awards granted thereunder. On July 19, 2024, the board of directors approved an amendment and restatement of the Inducement Plan, which increased the number of shares of the Company’s common stock available for future issuance pursuant to equity awards granted under the Inducement Plan by 700,000 shares. As a result of this increase, a total of 1,450,000 shares will have been available for issuance pursuant to equity awards granted under the Inducement Plan since the inception of the Inducement Plan in January 2022. As of September 30, 2026, 622,500 shares of common stock were available for future award grants under this plan (December 31, 2025: 390,000).
RSUs
The following table summarizes the Company’s RSU activity under the New Plan since December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2025	1,947,584	12.90
Granted	1,506,900	24.15
Vested and settled	(796,552)	11.33
Cancelled, expired	(269,442)	17.00
Outstanding, September 30, 2026	2,388,490	20.06
As of September 30, 2026, there was $22,430 of unamortized RSU expense that will be recognized over a weighted average period of 1.88 years.
PSUs
The following table summarizes the Company’s PSU activity under the New Plan since December 31, 2025:

	Number of RSUs	Weighted- average grant date fair value ($)
Outstanding, December 31, 2025	—	—
Granted	317,000	34.45
Outstanding, September 30, 2026	317,000	34.45
As of September 30, 2026, there was $8,557 of unamortized PSU expense that will be recognized over a weighted average period of 2.36 years.
Stock Options
The following table summarizes the Company’s stock options granted in Canadian dollars under the Original Plan and the New Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2025	572,112	18.17	4.31	6,081
Granted	—	—
Exercised	(151,200)	10.01
Cancelled, expired	(18,671)	33.45
Outstanding, September 30, 2026	402,241	19.71	3.72	3,717

The following table summarizes the Company’s stock options granted in U.S. dollars under the New Plan and the Inducement Plan:

	Number of Options	Weighted- Average Exercise Price ($)	Weighted- Average Contractual Term (years)	Aggregate intrinsic value ($)
Outstanding, December 31, 2025	7,816,277	12.71	7.47	109,157
Granted	2,203,750	24.08
Exercised	(1,226,614)	10.47
Cancelled, expired	(950,629)	14.94
Outstanding, September 30, 2026	7,842,784	15.98	7.64	84,906
During the nine months ended September 30, 2026, the Company received cash proceeds of $14,340 from stock options exercised.
The stock options outstanding at September 30, 2026 expire at various dates from November 9, 2026 to September 27, 2036.
The estimated fair values of options granted to officers, directors, employees and consultants are amortized over the relevant vesting periods. Stock-based compensation expense for equity classified instruments, RSUs, PSUs as well as the financial statement impact of the amortization and periodic revaluation of liability classified instruments, are recorded in research and development expense and selling, general and administration expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Research and development expense	$5,855	$3,096	$13,159	$9,148
Selling, general and administrative expense	17,230	3,690	28,193	9,635
The amounts above include stock-based compensation expense relating to RSUs and PSUs of $5,167 and $8,863 for the three and nine months ended September 30, 2026, respectively (2025: $2,727 and $7,353).
The estimated fair value of stock options granted under the New Plan was determined using the Black-Scholes option pricing model with the following weighted-average assumptions:

	Nine Months Ended September 30,
	2026	2025
Dividend yield	0%	0%
Expected volatility	62.8%	63.1%
Risk-free interest rate	3.98%	4.43%
Expected average life of options	6.03 years	6.04 years
At September 30, 2026, the unamortized compensation expense related to unvested options was $23,481. The remaining unamortized compensation expense as of September 30, 2026 will be recognized over a weighted-average period of 1.76 years.

10. Research, Collaboration and Licensing Agreements
Revenue recognized from the Company’s strategic partnerships which includes amounts from Jazz is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Jazz:
Milestone revenue	$250,000	$—	$250,000	$—
License and milestone revenue	250,000	—	250,000	—
Development support payments	371	352	1,054	5,320
Drug supply for ongoing studies	2,203	970	3,339	5,768
Other drug supply	—	71	162	2,221
Royalties	2,060	831	4,979	1,583
Royalty and other revenue	4,634	2,224	9,534	14,892
BeOne:
Milestone revenue	—	—	—	20,000
Recognition of deferred revenue	—	—	—	18,334
License and milestone revenue	—	—	—	38,334
Drug supply	—	—	1,664	215
Royalties	280	140	714	159
Royalty and other revenue	280	140	2,378	374
Johnson & Johnson Innovative Medicine (previously known as Janssen Biotech, Inc.) (“J&J”)
Milestone revenue	—	25,000	—	25,000
Bristol-Myers Squibb Company, (“BMS”):
Option exercise fee	—	—	—	7,500
GlaxoSmithKline Intellectual Property Development Ltd. (“GSK”):
Milestone revenue	—	—	—	14,000
Daiichi Sankyo, Co., Ltd. (“Daiichi Sankyo”):
Milestone revenue	—	—	—	3,100
Merck Sharp & Dohme LLC (“Merck”)
Research period extension fee	—	250	—	250

Total License and Milestone Revenue	$250,000	$25,250	$250,000	$88,184
Total Royalty and Other Revenue	$4,914	$2,364	$11,912	$15,266

During the three months ended September 30, 2026, the Company recognized $250 million of milestone revenue from Jazz related to Ziihera's U.S. approval for GEA. This amount is presented within accounts receivable on the accompanying balance sheet as of September 30, 2026, and was collected subsequent to quarter end.
Viatris Collaboration Agreement (YUPELRI)
As part of the acquisition of Theravance, the Company acquired rights and obligations under a collaboration agreement with Viatris Inc. (“Viatris”) related to the development and commercialization of YUPELRI (revefenacin) (the “Viatris Agreement”).

In the US, Viatris leads the commercialization of YUPELRI, and the Company co-promotes the product under a profit and loss sharing arrangement (65% to Viatris; 35% to the Company). Outside the US (excluding China and adjacent territories), Viatris is responsible for development and commercialization and will pay the Company a tiered royalty on net sales at percentage royalty rates ranging from low double-digits to mid-teens. Viatris also holds exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories, which include the Hong Kong SAR, the Macau SAR, and Taiwan (collectively, the “China Region”), and the Company is eligible to receive tiered royalties ranging from 14% to 20% on net sales of nebulized revefenacin in the China Region. Viatris is responsible for all aspects of development and commercialization in the China Region, including pre-and post-launch activities and product registration and all associated costs. Viatris is the principal in the YUPELRI sales transactions, and as a result, the Company does not reflect the product sales in its consolidated financial statements.
As of September 30, 2026, the Company remains eligible to receive from Viatris up to $172.5 million of remaining sales and regulatory milestone payments associated with YUPELRI monotherapy worldwide, including $125.0 million of U.S. sales milestones, $10.0 million of European Union regulatory milestones, and $37.5 million of sales milestones in the China Region. The U.S. sales milestones are payable upon achievement of certain annual aggregate U.S. net sales thresholds, while the China Region milestones are payable upon achievement of certain cumulative net sales thresholds in the China Region.
The Viatris Agreement is considered to be within the scope of ASC 808, Collaborative Arrangements, as the parties are active participants and exposed to the risks and rewards of the collaborative activity. In accordance with the applicable accounting guidance, amounts receivable from Viatris in connection with the commercialization of YUPELRI are recorded within the condensed consolidated statements of operations as revenue from “Viatris collaboration agreement” irrespective of whether the overall collaboration is profitable.
The future potential milestone amounts for the Viatris Agreement were not included in the original transaction price, as they were all determined to be fully constrained following the concepts of ASC 606, Revenue from Contracts with Customers. As part of the Company’s evaluation of the constraint on development and regulatory milestones, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. In June 2025, YUPELRI received regulatory approval by China’s National Medical Products Administration (“NMPA”) which triggered a $7.5 million milestone payment by Viatris.
Sales-based milestone payments and royalty arrangements will be recognized when the sales occur or the milestone is achieved. In December 2025, the Company recognized a $25.0 million milestone related to the achievement of $250.0 million in US net sales in 2025. For the three and nine months ended September 30, 2026, the Company has not achieved any YUPELRI-related milestones.
Since December 31, 2025, there have not been any material changes to the key terms of the Company's collaboration and license agreements.
Contract Assets and Liabilities
As of September 30, 2026, contract assets from research, collaboration and licensing agreements were $2,340 (December 31, 2025: $2,752). As of September 30, 2026, short-term and long-term contract liabilities were $16,659 and $0, respectively (December 31, 2025: $2,418 and $14,606, respectively). Contract liabilities relate to deferred revenue from the BeOne and Jazz agreements.
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
As part of the acquisition of Theravance on September 23, 2026, the Company assumed operating leases related to office facilities in South San Francisco, California and Dublin, Ireland. The acquired lease right-of-use assets and lease liabilities were recognized at their estimated acquisition-date fair values in accordance with ASC 805, Business Combinations. These amounts differ from Theravance's historical carrying values immediately prior to the acquisition.
Theravance leases office and laboratory space in two buildings in South San Francisco, California, under a non-cancelable operating lease that ends in May 2030. These facilities consist of approximately 162,000 square feet of office and laboratory space. Of this office and laboratory space, approximately 130,000 square feet was subleased to subtenants as of September 30, 2026.
The balance sheet classification of the Company’s lease liabilities was as follows:

	September 30, 2026	December 31, 2025
Operating lease liabilities:
Current portion	$12,435	$3,471
Long-term portion	40,693	14,796
Total operating lease liabilities	$53,128	$18,267

Weighted average remaining lease term:
Operating leases	4.0 years	5.2 years
Weighted average discount rate:
Operating leases in U.S. dollars	6.9%	5.9%
Operating leases in Canadian dollars	4.8%	4.8%
Cash paid for amounts included in the measurement of operating lease liabilities for fixed payments for the three and nine months ended September 30, 2026 was $1,032 and $3,205, respectively (2025: $1,077 and $3,200), and were included in net cash used in operating activities in the condensed consolidated statement of cash flows.
As of September 30, 2026, the maturities of the Company’s operating lease liabilities were as follows:

Operating leases

Within 1 year	$15,479
1 to 2 years	15,305
2 to 3 years	15,038
3 to 4 years	10,615
4 to 5 years	2,619
Thereafter	873
Total operating lease payments	59,929
Less:
Imputed interest	(6,801)
Operating lease liabilities	$53,128
The cost components of the operating leases were as follows for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Lease expenses:
Operating lease expense	$834	$731	$3,486	$2,304
Variable lease expense	544	586	1,597	1,728
	$1,378	$1,317	$5,083	$4,032

The expense for the nine months ended September 30, 2026 includes $766 of accelerated amortization for the right-of-use asset of the Company's office space in Redwood City.
12. Commitments and Contingencies
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
Future Royalty Payment Contingency - Ampreloxetine
In connection with the acquisition of Theravance, the Company evaluated the acquired contingent obligation related to previous funding received from Royalty Pharma Investments (“Royalty Pharma”) in exchange for certain future royalty rights to ampreloxetine. The arrangement included $25.0 million of upfront funding received in July 2022, a potential $15.0 million contingent milestone, and potential future royalty payments. The amounts payable under the arrangement are contingent on specified regulatory and commercial outcomes for ampreloxetine. If ampreloxetine regulatory approval is not achieved or if ampreloxetine sales are never recognized, the Company would not be obligated to repay any of the funding amounts received from Royalty Pharma. Accounting for the acquisition of Theravance is discussed in Note 4 of these financial statements.
On March 3, 2026, the ampreloxetine Phase 3 clinical study (CYPRESS) did not meet its primary endpoint and subsequently the CYPRESS program was phased out. The Company does not have any current plans to resume clinical trials related to the program and as such there are no payments expected to be made to Royalty Pharma. The fair value of the liability assumed as of the acquisition date was determined to be nil as described in Note 4. The Company will continue to assess the accounting for this contingent obligation should there be any relevant clinical developments.
13. Business Segments
The Company operates and manages its business in a single reportable segment, which is the management of a portfolio of licensed healthcare assets and development of novel multifunctional biotherapeutics (the “biotherapeutics segment”).
The accounting policies of the biotherapeutics segment are the same as those described in the summary of significant accounting policies.
The Company’s Chief Operating Decision Maker (“CODM”) is the Chair of the Board of Directors and Chief Executive Officer. The CODM assesses performance for the biotherapeutics segment and decides how to allocate resources based on the results of our strategic planning, with segment income (loss) being used to monitor performance against the budgeted costs of that strategy. The measure of segment assets is reported on the balance sheet as total consolidated assets.
Segment profit or loss is measured as net income (loss) presented in the condensed consolidated statements of operations and comprehensive income (loss). For the purpose of evaluating segment performance and allocating resources, the CODM reviews the Company’s consolidated financial information together with certain operating metrics and evaluates net income (loss) against comparable prior periods and the Company’s annual operating plan. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets.
In addition to the significant expense categories included within the condensed consolidated statements of income (loss) and comprehensive income (loss), the following table sets forth disaggregated research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Zanidatamab	$4,702	$983	$7,507	$3,888
ZW171	(28)	2,357	663	7,906
ZW191	3,029	3,963	9,187	8,433
ZW220	95	286	41	2,811
ZW251	4,073	2,127	9,185	8,418
Expense for other preclinical and research programs	5,526	8,681	16,982	20,931
Unallocated research and development expenses:
Salaries and benefits and stock-based compensation	13,230	10,948	38,670	35,707
Other research and development expense	5,499	6,233	15,783	17,671
Total research and development expenses	$36,126	$35,578	$98,018	$105,765

14. Subsequent Events
On October 15, 2026, the statute of limitations expired for the 2022 U.S. federal income tax return of a U.S. subsidiary acquired in the Theravance acquisition. The Company is currently evaluating the impact of the statute expiration on the acquired uncertain tax position and related purchase accounting. The ultimate amount and accounting treatment remain subject to completion of the Company's analysis.
On October 20, 2026, the Company collected milestone receivable amount of $250 million from Jazz, in relation Ziihera's U.S. approval for GEA.
On October 22, 2026, the Company entered into an exclusive global license and collaboration agreement with Roche for the development of ZW209. Under the agreement, the Company is eligible to receive an upfront payment of $55 million, a $40 million payment upon initiation of the Phase 1b trial, and additional development, commercial and sales-based milestone payments of up to $718 million, and tiered high single digit to mid-teen royalties on future net sales of any approved medicines resulting from the collaboration.

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
We commenced operations in 2003 and have since devoted our resources to research and development activities including developing our therapeutic platforms, identifying and developing potential product candidates and undertaking preclinical studies and clinical trials. Additionally, we have supported our research and development activities with general and administrative support, as well as by raising capital, entering into partnerships and collaborations, conducting business planning and protecting our intellectual property. Other than the receipt of royalties on sales of zanidatamab and potential regulatory milestone payments relating to future regulatory approvals of zanidatamab, we expect to generate revenue related to the sale of approved products and other commercial activities, including through our acquisition of Theravance Biopharma, Inc. (“Theravance”), which added commercial product sales of YUPELRI (revefenacin) and other revenue-generating assets, including VIBATIV (telavancin), to our business. We also expect to continue to receive royalties and milestone payments from existing and future strategic partners. Any future revenue from product candidates remains dependent on obtaining regulatory approval. We cannot be certain of the timing or success of approval of our product candidates.
Since our initial public offering (“IPO”) in 2017, we have funded our operations primarily through follow-on public offerings, and private placements including the issuance of pre-funded warrants, and payments received under our license and collaboration agreements, and non-recourse financing arrangements secured by future royalty and other revenue streams. Payments received or receivable from our license and collaboration agreements include upfront fees, milestone and royalty payments, as well as research support and reimbursement payments. Prior to our IPO, we also received financing from private equity placements and the issuance of convertible debt, which was subsequently converted into equity securities, and a credit facility. From inception to September 30, 2026, we received $1,630.0 million, net of equity issuance costs, from these sources of financing including proceeds from exercises of stock options and employee stock purchase plans. In addition, since inception through September 30, 2026 we have also received an aggregate of $600.0 million from non-dilutive financing arrangements secured by future royalty and other revenue streams. As of September 30, 2026, we had $100.5 million of cash resources consisting of cash and cash equivalents and $413.9 million of accounts receivable, including a $250.0 million milestone receivable from Jazz Pharmaceuticals ("Jazz") related to the U.S. approval of Ziihera for GEA (defined below), which was subsequently collected in October 2026.
Although it is difficult to predict our funding requirements, based upon our current operating plan, we anticipate that our existing cash and cash equivalents as of September 30, 2026, together with the $250.0 million Jazz milestone payment received in October 2026, will enable us to fund our operating expenditures and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC.
We reported net income of $84.5 million for the nine months ended September 30, 2026 and as of September 30, 2026, we had an accumulated deficit of $1,009.5 million. We anticipate that while we will be profitable for 2026, at least over the near to medium term we will not be consistently profitable on a quarterly basis as we execute our strategic plan announced in 2025, which emphasizes disciplined capital allocation, focused research and development investment, advancement of partnered programs, and active management of our royalty and asset portfolio. Our operating expense outlook reflects a multi-year planning framework designed to align spending with defined strategic priorities, including pipeline progression, technology platform advancement, and value-enhancing business development activities. We are prioritizing investments where we believe risk-adjusted returns are most attractive and expect operating expenses to be managed within this structured framework.
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
Royalty Portfolio and Cash Flow Generation
Through our asset and royalty aggregation strategy, we seek to optimize future cash flows from a growing portfolio of licensed products and product candidates, including Ziihera (zanidatamab-hrii), YUPELRI (revefenacin), VIBATIV (telavancin) and pasritamig. As partnered therapies advance through late-stage development and commercialization, we expect to grow durable and predictable cash flows that can be deployed by us in order to seek attractive risk-adjusted returns for stockholders.
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

Zanidatamab, our first internally developed product candidate to receive regulatory approval, illustrates the execution of this partnership-based approach. Ziihera is a bispecific HER2-directed antibody that binds to two extracellular sites on HER2. Binding of zanidatamab-hrii with HER2 results in internalization leading to a reduction of the receptor on the tumor cell surface. We have entered into separate collaboration and license agreements with BeOne Medicines Ltd. (formerly BeiGene, Ltd. and, together with its affiliates, “BeOne”) and Jazz Pharmaceuticals Ireland Limited, a subsidiary of Jazz Pharmaceuticals plc (collectively with their affiliates, “Jazz”), granting each partner exclusive rights to develop and commercialize zanidatamab in different territories.
Ziihera is conditionally approved for previously treated, unresectable or metastatic HER2-positive biliary tract cancer (“BTC”) in the United States, European Union (“EU”), Canada and United Kingdom, with additional regulatory reviews underway, including in China. In first-line HER2-positive gastric, gastroesophageal junction and esophageal adenocarcinoma (“GEA”), Ziihera is approved in the United States in combination with chemotherapy, with or without tislelizumab, while regulatory reviews for GEA are underway in China, Canada and the United Kingdom through Project Orbis. Additional clinical trials are evaluating Ziihera in multiple other HER2-positive indications and treatment settings.
In addition to $303.0 million in milestones already earned for regulatory approval of Ziihera in BTC and GEA, we are entitled to receive up to $190.0 million in near-term milestone payments from Jazz and BeOne related to approvals of Ziihera in GEA in Europe, Japan, and China as follows: EU - $100.0 million; Japan - $75.0 million; China - $15.0 million. We also expect that royalty revenue from Ziihera sales will increase as potential additional regulatory approvals are obtained in global markets for GEA.
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

YUPELRI (revefenacin)
The acquisition of Theravance adds revenues from YUPELRI, and a smaller contribution from VIBATIV to Zymeworks’ portfolio, providing a durable, recurring source of cash flow to fund the Company’s long-term growth strategy. Through Theravance’s collaboration with Viatris, Zymeworks is entitled to a 35% share of net U.S. profits from YUPELRI and royalties on net sales outside the United States.
As of September 30, 2026, Zymeworks remains eligible to receive up to $172.5 million of remaining sales and regulatory milestone payments associated with YUPELRI monotherapy worldwide, including $125.0 million of U.S. sales milestones, $10.0 million of EU regulatory milestones, and $37.5 million of sales milestones in China, Hong Kong SAR, Macau SAR and Taiwan (collectively, the “China Region”).
In addition to these milestone opportunities, Zymeworks is entitled to royalties on YUPELRI net sales outside the United States, including tiered royalties ranging from 14% to 20% on net sales in the China Region.
VIBATIV (telavancin)
Zymeworks is eligible to receive royalties of approximately 20% on qualifying net sales of VIBATIV from Apotex, above a $2.5 million annual sales threshold and subject to a $100 million cap.
TRELEGY ELLIPTA
GSK retains worldwide manufacturing and commercialization rights to TRELEGY ELLIPTA. Following Theravance's 2022 royalty monetization of TRELEGY ELLIPTA to Royalty Pharma, Theravance is eligible for commercial milestone payments depending on TRELEGY ELLIPTA's annual global net sales, with milestone thresholds of $3.163 billion and $3.513 billion, corresponding to $50 million and $100 million, respectively. The TRELEGY ELLIPTA milestones are subject to contractual terms, including a provision that only the higher milestone is payable if both thresholds are achieved in the same year. Through the acquisition of Theravance, Zymeworks currently expects to receive $100 million in commercial milestone payments from Royalty Pharma in Q1 2027 related to 2026 global net sales of TRELEGY ELLIPTA by GSK exceeding $3.513 billion.
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
OMERS Life Sciences' Non-recourse Note
In conjunction with the completion of the acquisition of Theravance on September 23, 2026, Zymeworks partially financed the transaction through a $350 million non-dilutive, non-recourse note from OMERS Life Sciences with an 8.25% coupon and maturity in 2036. The note may be prepaid at the Company's option, subject to applicable prepayment premiums. Repayment is supported by 75% of the YUPELRI profit-share cash flows, which are contractually assigned to OMERS to service the associated debt obligations. The non-recourse note is secured by assets and entities of Theravance associated with the YUPELRI profit-share and does not have any recourse to the remainder of Zymeworks’ business. This non-recourse note is structured to preserve the Company’s balance sheet flexibility and minimize shareholder dilution.
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
ZW251: A potential first-in-class clinical-stage ADC molecule designed for the treatment of glypican 3 (“GPC3”)-expressing hepatocellular carcinoma (“HCC”), incorporates the same Zymeworks proprietary bystander-active TOPO1i payload utilized in ZW191 (anti-FRα) and ZW220 (anti-NaPi2b), ZD06519. The GPC3-targeting monospecific antibody incorporated in ZW251 was selected based on favorable binding and internalization properties to enable targeting of a range of GPC3-expressing tumors. A DAR of four was selected for this program as a lower DAR potentially could unlock a broader range of dose levels, a potential benefit as HCC patients are commonly challenged by impairment of liver function as a result of chronic liver disease and cirrhosis. GPC3, a glycosylphosphatidylinositol-anchored cell surface oncofetal antigen, is over-expressed in most HCC patients (>75%), and displays minimal normal adult tissue expression, making it an appealing ADC target. In preclinical studies, anti-tumor activity for ZW251 was observed in multiple patient-derived xenograft models of HCC reflecting a range of GPC3 over-expression. In GLP toxicology studies performed in non-human primates, ZW251 achieved an HNSTD of 100 mg/kg, suggesting the potential for high doses in humans. We are encouraged by published research demonstrating the potential of targeting GPC3 with an antibody in HCC patients as evidenced by tumor localization of iodine radio-labeled condrituzumab, a clinical-stage anti-GPC3 monoclonal antibody, and believe that ADC-based targeting of GPC3 could enable a novel and effective approach to treatment of HCC. In July 2025, we announced that the investigational new drug (“IND”) application for ZW251 was cleared by the FDA. We are currently recruiting patients in an ongoing global Phase 1, open-label, multicenter study of ZW251, registered under NCT07164313 on clinicaltrials.gov. The study aims to enroll approximately 140 participants with advanced solid tumors, including HCC, squamous NSCLC, and germ cell tumors, across North America, Europe, and the Asia-Pacific region. The study is designed to evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity of ZW251.
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
Solid Tumors in Oncology: Multispecific Antibody Therapeutics (MSATs)
ZW209: A novel TriTCE targeting Delta-like ligand 3 (“DLL3”)-expressing tumor cells, is designed using our clinically validated Azymetric and EFECT platforms. By leveraging obligate cis-T cell binding and conditional cluster of differentiation 28 (“CD28”) engagement, this potentially first-in-class molecule has been designed to prevent unintended T cell activation, while enabling tumor-targeted cytotoxicity. The innovative design has demonstrated differentiated long-term cytotoxicity in vitro at low E:T (effector to target) ratios, with enhanced T cell proliferation and survival, offering significant potential to increase durability of responses in DLL3-expressing cancers. ZW209 has received Investigational New Drug clearance from the U.S. FDA. We anticipate initiating a Phase 1, open-label, multicenter, global study investigating ZW209 in collaboration with Roche to evaluate safety, tolerability, pharmacokinetics, and preliminary antitumor activity, subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976. See "Recent Developments - ZW209" below.
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
With respect to our ADC portfolio, we currently expect to continue conducting Phase 1 clinical studies for ZW191 and ZW251 during 2026. We may pursue additional clinical development of our TOPO1i ADC's or pan-RASi ADCs; ZW220, ZW327, and ZW418, only if and when partnerships, collaborations, spin-out formation, and/or other sources of external funding become available. We are currently in discussions with third parties with respect to certain of the foregoing candidates.
We have the ability to continue innovating with increased novelty in targets and unique mechanisms of action through bispecific or biparatopic ADCs, dual-payload ADCs, multi-specific immune cell engagers and immune-oncology, subject to strategic priorities, and the availability of resources.
Theravance's R&D pipeline
Zymeworks retains ownership of Theravance’s R&D assets which include 3 non-commercial partnered programs, and 8 unpartnered programs focused on inflammation and immunology. These R&D assets will be evaluated in the context of the Company’s broader pipeline and capital allocation framework, including partnering, licensing, spin-outs or other alternatives.
During the one-year period from closing of the Theravance acquisition, a designee of Theravance will seek to potentially license, divest or otherwise monetize ampreloxetine, with no additional resources expected from Zymeworks. The economics of any such transaction will be shared 20/80 between Zymeworks and Theravance’s previous shareholders.
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

Recent Developments
Financial Highlights
•Royalty revenue from Jazz Pharmaceuticals and BeOne Medicines was $2.3 million in the three months ended September 30, 2026, driven primarily by net product sales of Ziihera by Jazz in the United States.
•YUPELRI collaboration revenue increased 4% year-over-year. Quarterly U.S. net sales of $71.5 million for YUPELRI®, recognized by Viatris, in 3Q 2026, increasing 0.2% year-over-year (YoY) (3Q 2026 vs 3Q 2025).
•Increased doses of YUPELRI pulled through the hospital channel grew at a double-digit rate YoY, reflecting continued underlying momentum. Revenue contribution to Zymeworks by the acquired business was approximately $1.5 million during the quarter, reflecting seven days of post-acquisition profit share.
•Under the terms of our collaboration with Jazz Pharmaceuticals, Zymeworks received a $250 million milestone payment related to Ziihera's U.S. FDA approval for first-line treatment of HER2-positive advanced GEA in October 2026. Zymeworks remains eligible for up to $190.0 million in potential additional global regulatory milestones related to ex-US approvals for Ziihera in HER2-positive GEA from Jazz and BeOne.
•During 2026, Zymeworks has accessed $600 million of non-dilutive financing through a non-recourse royalty-backed note, and a non-recourse note, with a weighted average cost of capital of less than 10%. The financing supported the Theravance acquisition and the Company's share repurchase program while minimizing equity dilution. The Company currently has no plans for additional equity issuances.
•Repurchased 534,381 shares for $14.0 million in the third quarter of 2026, with total share repurchases of 5,737,790 shares for $140.4 million in the first nine months of 2026 at an average price of $24.48 per share (exclusive of commission expense and estimated excise tax). As of November 6, 2026, the Company had approximately 69.0 million common shares outstanding.
Business Highlights
Expanding Revenue Diversification Through Theravance Acquisition
•On September 23, 2026, Zymeworks completed the previously announced acquisition of Theravance. With the completion of the transaction, Theravance is now part of Zymeworks, further advancing Zymeworks’ strategy to build a diversified revenue-generating biotechnology company, combining innovative R&D with growing commercial and royalty-based cash flows.
•Under the terms of the merger agreement announced on June 29, 2026, Theravance shareholders received $17.00 in cash at closing for each share of Theravance common stock.
•The acquisition was financed in part through a $350 million non-dilutive, non-recourse note from OMERS, in which 75% of the YUPELRI profit-share cash flows are contractually assigned to OMERS to service the associated debt obligations. In addition, $217.5 million of existing cash resources of Zymeworks was used to finance the remaining purchase price, after utilizing the available cash acquired from Theravance. The Company expects this net investment to be reduced upon receipt of a potential milestone payment related to TRELEGY ELLIPTA of $100 million expected in the first quarter of 2027.
•On September 28, 2026, Zymeworks announced the appointment of Stuart Knight as Executive Vice President, Chief Information Officer, as well as Jesse Fecker as Vice President of Intellectual Property, both of whom join Zymeworks from Theravance.
•On October 19, 2026, Zymeworks announced the appointment of Suzanne Monahan as Senior Vice President, and General Manager, Theravance Biopharma.
Portfolio Developments
Recent key developments related to our portfolio are discussed below:
Zanidatamab
•On August 25, 2026, our partner Jazz Pharmaceuticals received U.S. FDA approval for two Ziihera (zanidatamab-hrii)-containing regimens for the first-line treatment of adults with unresectable locally advanced or metastatic HER2-positive

GEA. Jazz subsequently launched U.S. commercialization. and secured a recommendation in the European Society for Medical Oncology (ESMO) Clinical Practice Guidelines, as well as a Category 2A recommendation from the National Comprehensive Cancer Network (NCCN), positioning Ziihera as a preferred treatment for 1L GEA patients.
•On October 23, 2026, results from the second interim, and final formal analysis of HERIZON-GEA-01 were presented as a late-breaking rapid oral presentation at the ESMO Annual Congress 2026. Key findings include:
◦Nearly 40% of patients alive at three years with Ziihera plus tislelizumab and chemotherapy, irrespective of PD-L1 status, achieving a median OS of 27 months.
◦Mature HERIZON-GEA-01 results show Ziihera plus chemotherapy delivered statistically significant and clinically meaningful OS benefit, reducing the rate of death by 24% versus trastuzumab plus chemotherapy.
◦The Ziihera plus tislelizumab and chemotherapy regimen reduced the risk of death by 35% (hazard ratio [HR] 0.65; 95% CI: 0.52–0.80), improving from an HR of 0.72 at the first interim analysis.
Other Partnered Programs
ZW209
•On October 23, 2026, Zymeworks announced an exclusive global collaboration and license agreement with Roche for the development of ZW209. Under the agreement, Zymeworks is eligible to receive an upfront payment of $55 million, a $40 million payment upon initiation of the Phase 1b trial, and additional development, commercial and sales-based milestone payments of up to $718 million, and tiered high single digit to mid-teen royalties on future net sales of any approved medicines resulting from the collaboration. The agreement is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino (HSR) Antitrust Improvements Act of 1976 expected during the fourth quarter of 2026.
•ZW209 has received Investigational New Drug clearance from the U.S. FDA. We anticipate initiating a Phase 1, open-label, multicenter, global study in 2026 investigating ZW209 in collaboration with Roche to evaluate safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity. Roche will fund the Phase 1a trial and be responsible for subsequent global development and commercialization of ZW209.
Pasritamig
On November 7, 2026, our partner Johnson & Johnson presented new data on the Phase 1 study of pasritamig (KLK2×CD3) in combination with JNJ-9401 (PSMA×CD28) at the Society for Immunotherapy of Cancer. Results demonstrated encouraging anti-tumor activity in heavily pretreated patients with metastatic castration-resistant prostate cancer:
•At the recommended Phase 2 regimen, the combination achieved a 73% PSA50 response rate, 47% PSA90 response rate, and undetectable PSA in 27% of patients, with responses ongoing beyond six months in all four patients achieving undetectable PSA.
•The combination maintained a favorable safety profile, with no Grade ≥3 treatment-related adverse events, no Grade ≥2 CRS and no treatment discontinuations at the recommended regimen.
Wholly-Owned R&D Pipeline
•On November 4, 2026, Zymeworks presented New Phase 1 Data for Folate Receptor Alpha-Targeting Antibody-Drug Conjugate ZW191 at the ESMO Annual Congress 2026. Updated data presented for ZW191 demonstrates compelling anti-tumor activity in heavily pretreated patients with platinum-resistant ovarian cancer across folate receptor alpha expression levels:
▪Confirmed objective response rates of 64.5% at the 6.4 mg/kg dose in patients with high-grade serous platinum-resistant ovarian cancer.
▪Median duration of response not yet reached at either dose level at median 7 months follow-up, with six-month progression-free survival rate of 61% in both groups.
▪Favorable tolerability profile, particularly at 6.4 mg/kg, supports continued clinical development in partnership or through a strategic collaboration.
•On November 7, 2026, Zymeworks presented preclinical data at the Society for Immunotherapy of Cancer on a novel PD1xVEGFxIL-7 multispecific antibody with optimized geometry that achieves targeting of IL-7 to PD-1+ T cells.

The poster presentation titled “Engineering targeted IL-7 delivery to enhance anti-tumor T cell fitness and persistence” shows that combining checkpoint and angiogenesis blockade with a T cell cytokine signal, PD1xVEGFxIL-7 represents a mechanistically distinct strategy to improve the durability of anti-tumor responses.
Other Matters 2026 Repurchase Program
•On November 16, 2025, our board of directors approved a program pursuant to which the Company was authorized to repurchase, from time to time, up to $125.0 million worth of its outstanding common stock (the “2025 Repurchase Program”). As of May 13, 2026, the Company had utilized $102.3 million of the 2025 Repurchase Program to acquire 4,197,553 shares at an average price of $24.36 per share (exclusive of commission expense and estimated excise tax).
•On May 14, 2026, we terminated the 2025 Repurchase Program and our board of directors authorized a new share repurchase program providing the ability to repurchase up to $125.0 million in shares of our common stock (the “2026 Repurchase Program”). Through November 6, 2026, we have repurchased 4,340,965 common shares for $115.6 million at an average price per share of $26.63 (exclusive of commission expense and estimated excise tax) under our current 2026 Repurchase Program.
•Since initiating its share repurchase program in August 2024, the Company has cumulatively utilized $279.8 million to reacquire 12,940,827 shares at an average price of $21.63 per share (exclusive of commission expense and estimated excise tax). As of November 6, 2026, the Company had approximately 69.0 million common shares outstanding.
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
Through collaboration agreements with Jazz Pharmaceuticals and BeOne Medicines relating to our programs for zanidatamab and zanidatamab zovodotin, we have received an aggregate of $491.0 million through September 30, 2026 in the form of non-refundable upfront payments and milestone payments, excluding the $250.0 million milestone related to Ziihera's U.S. approval for GEA received in October 2026. In addition, through these partnerships with Jazz Pharmaceuticals and BeOne Medicines with respect to zanidatamab, as of September 30, 2026, we remain eligible to receive up to $1.51 billion in potential regulatory, development and commercial milestone payments, including the $250.0 million milestone related to Ziihera's U.S. approval for GEA, as well as tiered royalties on potential future product sales, pending receipt of applicable regulatory approvals. Under our collaboration agreement with Jazz Pharmaceuticals, we are eligible to receive tiered royalties of ten to high teens percentages on global (outside of Asia (other than Japan), Australia and New Zealand) annual net sales of Ziihera up to $2.0 billion and 20% on annual net sales above $2.0 billion. Under the collaboration agreement with BeOne Medicines, we are eligible to receive tiered royalties of mid-single to mid-double digit percentages on annual net sales of Ziihera in Asia (other than Japan), Australia and New Zealand up to $1.0 billion and 19.5% on annual net sales above $1.0 billion (with royalty rates increasing by 0.5% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars).
These partnerships have provided us with a significant source of non-dilutive funding and provide for additional future direct funding by our strategic partners for our lead asset, zanidatamab. These partnerships also leverage our strategic partners’ commercial infrastructure, helping accelerate the development and expanding the potential reach of our lead product candidates.
In addition, through the acquisition of Theravance, we acquired rights to future cash flows associated with YUPELRI and VIBATIV, which are commercialized through collaborations with Viatris and Apotex, respectively. As of September 30, 2026, we remain eligible to receive up to $172.5 million in remaining sales and regulatory milestone payments related to YUPELRI monotherapy worldwide. The table below summarizes the remaining YUPELRI milestone opportunities.

(dollars in millions)	Remaining Milestone Opportunities
YUPELRI sales milestones in the U.S.	$125.0
YUPELRI regulatory milestones in the E.U.	10.0
Total outside the China region	$135.0
YUPELRI sales milestones in the China region	37.5
Total future YUPELRI milestones	$172.5

In addition to these milestone opportunities, Zymeworks is entitled to a 35% share of YUPELRI net U.S. profits, royalties on net sales outside the United States and tiered royalties of 14% to 20% on net sales in the China Region. Zymeworks is also eligible to receive royalties of up to 20% on qualifying VIBATIV net sales.

Together, these arrangements add to Zymeworks’ portfolio of revenue-generating commercial and royalty assets, providing both ongoing revenue opportunities and additional milestone-based upside.

The information included in the table below presents a summary of key aspects of our collaboration and licensing agreements as of November 9, 2026, excluding the recent collaboration agreement with Roche for the development of ZW209, which is subject to the expiration or termination of the waiting period under the HSR Antitrust Improvements Act of 1976, expected during the fourth quarter of 2026.

Program / Platform	Partner	Stage / Status	Potential Future Milestone Payments	Revenue / Royalty Rate
YUPELRI® *(revefenacin)*	*Viatris*	Approved for COPD	$172.5M	35% U.S. net profit share Double-digit tiered royalties and additional milestones on ex-U.S. net sales[1]
VIBATIV® *(telavancin)*	*Apotex*	Approved for MRSA and MSSA	none	Up to 20% royalty on net sales
Ziihera® *(zanidatamab)*	*Jazz Pharmaceuticals*	Approved for HER2+ 2L BTC and 1L GEA *Ongoing trials in multiple indications*	Up to $1.1B	10-20% tiered royalties from Jazz sales
	BeOne Medicines		Up to $144M	High single-digit royalties from BeOne sales[2]
pasritamig *(Azymetric and EFECT platforms)*	*J&J*	Ph 3 trials in Prostate Cancer and mCRPC	Up to $204M	Tiered worldwide royalties in the mid-single digit percentages[3]
Bispecific antibody *(Azymetric platform)*	*GSK*	Ph 1 started	Up to $1.1B	Tiered worldwide royalties in the low to mid-single digit percentages
Bispecific antibody *(Azymetric and EFECT platforms)*	*Daiichi Sankyo*	Ph 1 started	Up to $230M	Tiered worldwide royalties from low single digit percentages up to 10%
Bispecific antibody *(Azymetric and EFECT platforms)*	*GSK*	Preclinical	Up to $1.1B	Tiered worldwide royalties in the low single digit percentages
Bispecific antibody *(Azymetric and EFECT platforms)*	*MERCK*	Preclinical	Up to $921.8M	Tiered worldwide royalties on sales

Figures reflect all potential future milestone payments under the applicable agreement, including, but not limited to, the lead asset. See further discussion of each partnership in "Item 1. Business - Strategic Partnerships and Collaborations" in our Annual Report on Form 10-K, for the year ended December 31, 2025.
(1) Represents Zymeworks' remaining potential sales and regulatory milestone opportunities associated with YUPELRI as of September 30, 2026.
(2) Tiered royalties of up to 19.5% of annual net sales in BeOne territories, increasing to up to 20% when cumulative amounts forgone as a result of a royalty reduction of 0.5% reaches a cap in the low double-digit millions of dollars.
(3) For J&J, $204.0 million remaining milestones are related to Pasritamig only, and do not include additional milestones that may be payable in relation to another deprioritized asset.
In addition to the payments we have received through our collaboration agreements with Jazz Pharmaceuticals and BeOne Medicines relating to zanidatamab and zanidatamab zovodotin, as of September 30, 2026, we have received $233.4 million in the form of non-refundable upfront and milestone payments from platform partnership and collaboration agreements. We continue to have revenue-generating strategic partnerships and collaborations with respect to our Azymetric and EFECT therapeutic platforms with the following pharmaceutical companies: GSK, Daiichi Sankyo, J&J, and Merck. As of September 30, 2026, we remain eligible to receive up to $0.78 billion in preclinical and development milestone payments and up to $2.97 billion in commercial milestone payments, as well as tiered royalties on potential future product sales, pending regulatory approval. It is possible, however, that our strategic partners’ programs will not advance as currently contemplated, which would negatively affect the amount of development and commercial milestone payments and royalties on potential future product sales we may receive. Importantly, these partnerships include predominantly non-target-exclusive licenses for any of our therapeutic platforms, so we maintain the ability to develop therapeutics directed to many high-value targets using our platforms. As of April 30, 2026, Celgene Corporation and Celgene Alpine Investment Co. LLC (now a Bristol-Myers Squibb company) has discontinued development of its remaining program under our collaboration agreement. For further information on the terms and conditions of our existing collaboration and license agreements, please refer to “Item 1. Business - Strategic Partnerships and Collaborations” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Financial Operations Overview
Revenue
Our revenue consists of collaboration revenue, including amounts recognized relating to upfront non-refundable payments for licenses or options to obtain future licenses, research and development funding, milestone payments and royalties earned under collaboration and license agreements. We expect future revenue to be derived from a combination of milestone payments, royalties, profit-share arrangements and collaboration revenue generated through our strategic partnerships and commercial assets.
Operating Expenses
Our operating expenses consist primarily of research and development expenses and selling, general and administrative expenses. Personnel costs, including salaries, benefits, bonuses and stock-based compensation expense, comprise a significant component of research and development and selling, general and administrative expenses. We allocate certain indirect expenses associated with our facilities, information technology, depreciation and other overhead costs between research and development and selling, general and administrative categories based on employee headcount and the nature of work performed by each employee.
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
It is difficult to determine with certainty the duration and completion costs of our current or future clinical trials and preclinical programs of our product candidates, or if, when or to what extent we will generate revenue other than zanidatamab royalties from the commercialization and sale of any of our product candidates that obtain regulatory approval. We or our strategic partners may never succeed in achieving regulatory approval for any of our current or future product candidates. The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors, including the uncertainties of clinical trials and preclinical studies, uncertainties in clinical trial enrollment rates and significant and changing government regulation. In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential. As part of our strategic plan announced in 2025, we will continue to seek out partnerships and collaborations. If we are successful, over the next several years, we anticipate that our annual research and development expenses, excluding stock-based compensation expense, will trend lower.
Selling, General and Administrative Expense
Selling, general and administrative expenses consist of salaries, benefits and stock-based compensation costs for employees in our executive, finance, legal, intellectual property, business development, human resources and other support functions, as well as legal and professional fees, business insurance, facilities and information technology costs, acquisition-related transaction costs, and other expenses. We anticipate opportunities to realize efficiencies in certain selling, general and administrative functions over time. However, future expense levels will depend on the pace and complexity of integration activities, commercialization efforts and other strategic initiatives..

Other Income (Expense)
Other income (expense) consists of interest income, interest expense associated with our financing arrangements, including the Royalty Pharma royalty monetization transaction and the OMERS financing arrangement, and foreign exchange gains (losses).
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
There have been no material changes in our critical accounting policies and significant judgments and estimates during the three and nine months ended September 30, 2026 as compared to what has been described in our most recent annual consolidated financial statements, other than the application of existing accounting policies to the liability related to the sale of future revenue arrangements, the issuance of performance stock units and the accounting for the acquisition of Theravance, as described in Note 2 of our interim condensed consolidated financial statements for the quarter ended September 30, 2026 within this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is presented in Note 3 of our interim condensed consolidated financial statements for the quarter ended September 30, 2026 within this Quarterly Report on Form 10-Q.
Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
Revenue

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

License and milestone revenue	$250.0	$25.3	$224.7	888%	$250.0	$88.2	$161.8	183%
Viatris collaboration agreement revenue	1.5	—	1.5	NM	1.5	—	$1.5	NM
Royalty and other revenue	4.9	2.4	2.5	104%	11.9	15.3	$(3.4)	(22)%
Total revenue	$256.5	$27.6	$228.9	829%	$263.5	$103.5	$160.0	155%
Our revenue relates primarily to non-recurring upfront fees, expansion payments or milestone payments from our licensing and collaboration agreements.
Total revenue increased by $228.9 million in the three months ended September 30, 2026 compared to the same period in 2025. The increase was driven primarily by the $250.0 million milestone from Jazz triggered by Ziihera's U.S. approval for GEA. This increase was partially offset by the absence of a $25.0 million development milestone from J&J recognized in 2025. Royalty revenue from Jazz and BeOne increased in 2026 and is expected to continue to increase over time as commercial sales of Ziihera grow.

Total revenue increased by $160.0 million in the nine months ended September 30, 2026 compared to the same period in 2025. The increase was driven primarily by the $250.0 million milestone from Jazz triggered by Ziihera's U.S. approval for GEA. This increase was partially offset by the absence of significant non-recurring collaboration revenue recognized in 2025, including a $25.0 million development milestone from J&J, a $20.0 million development milestone from BeOne, and other milestone and licensing revenues recognized from GSK, Daiichi Sankyo, Bristol Myers Squibb and deferred revenue recognized in connection with the amended ZW25 license agreement and termination of the ZW49 agreement. In addition, development support and drug supply revenue from Jazz declined, reflecting the transition of responsibility for certain zanidatamab clinical activities to Jazz under our amended agreements. Royalty revenue from Jazz and BeOne increased in 2026 and is expected to continue to increase over time as commercial sales of Ziihera grow.
Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Third-party research and development program expenses:
Zanidatamab	$4.7	$1.0	$3.7	370%	$7.5	$3.9	$3.6	92%
Zanidatamab zovodotin	—	0.1	(0.1)	(100)%	—	0.3	(0.3)	(100)%
ZW171	—	2.4	(2.4)	(100)%	0.7	7.9	(7.2)	(91)%
ZW191	3.0	3.9	(0.9)	(23)%	9.2	8.4	0.8	10%
ZW220	0.1	0.3	(0.2)	(67)%	—	2.8	(2.8)	(100)%
ZW251	4.1	2.1	2.0	95%	9.2	8.4	0.8	10%
Other preclinical and research programs	5.5	8.6	(3.1)	(36)%	17.0	20.7	(3.7)	(18)%
	17.4	18.4	(1.0)	(5)%	43.6	52.4	(8.8)	(17)%
Unallocated departmental research and development expenses:
Salaries and benefits	7.3	7.7	(0.4)	(5)%	25.4	26.2	(0.8)	(3)%
Stock-based compensation expense	5.9	3.2	2.7	84%	13.2	9.5	3.7	39%
Other unallocated expenses	5.5	6.3	(0.8)	(13)%	15.8	17.7	(1.9)	(11)%
Research and development expense	$36.1	$35.6	$0.5	1%	$98.0	$105.8	$(7.8)	(7)%
Research and development expense was relatively consistent with the prior year period, increasing by $0.5 million for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by a one-time charge related to specialized zanidatamab manufacturing materials following a reassessment of expected future recoverability and higher stock-based compensation expense, largely related to the settlement of Theravance equity awards attributable to post-combination service. These increases were partially offset by lower spending on ZW171 following the discontinuation of the program in 2025 and reduced spending in certain preclinical programs following completion of certain IND-enabling activities in 2025.
Research and development expense decreased by $7.8 million for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was driven primarily by lower third-party research and development program expenses, largely due to reduced activity on ZW171 following the discontinuation of the program in 2025 and ZW220 following the completion of certain IND-enabling activities in 2025. Lower spending on earlier-stage preclinical and research programs, including ZW209 and ZW1528, also contributed to the decrease. These decreases were partially offset by higher stock-based compensation expense, largely related to the settlement of Theravance equity awards attributable to post-combination service and a one-time charge related to specialized zanidatamab manufacturing materials following a reassessment of expected future recoverability.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Salaries and benefits	$13.1	$3.0	$10.1	337%	$23.5	$11.7	$11.8	101%
Stock-based compensation expense	17.2	3.7	13.5	365%	28.2	9.7	18.5	191%
Professional fees, consulting and business insurance	9.6	5.0	4.6	92%	18.6	14.3	4.3	30%
Other general and administrative expenses	2.8	2.4	0.4	17%	6.8	10.4	(3.6)	(35)%
Selling, General and administrative expense	$42.7	$14.1	$28.6	203%	$77.1	$46.1	$31.0	67%
Selling, general and administrative expense increased by $28.6 million for the three months ended September 30, 2026 compared to the same period in 2025. The increase was driven primarily by costs associated with the Theravance acquisition, including severance and transaction-related professional fees, together with higher stock-based compensation expense. The increase in stock-based compensation expense was driven by equity awards granted in 2026, including awards granted in connection with executive leadership transitions, higher grant date fair values associated with an increase in the Company's stock price, the introduction of performance-based equity awards, and the settlement of certain Theravance equity awards attributable to post-combination service.
Selling, general and administrative expense increased by $31.0 million for the nine months ended September 30, 2026 compared to the same period in 2025. The increase was driven primarily by severance and transaction-related professional fees incurred in connection with the Theravance acquisition, together with higher stock-based compensation expense. The increase in stock-based compensation expense was driven by equity awards granted in 2026, including awards granted in connection with executive leadership transitions, higher grant date fair values associated with an increase in the Company's stock price, the introduction of performance-based equity awards, and the settlement of certain Theravance equity awards attributable to post-combination service. Salaries and benefits also increased due to severance and other personnel-related costs associated with previously disclosed leadership transitions. These increases were partially offset by lower facility and technology costs following completion of the Company's enterprise systems transition.
Other (Expense) Income, net

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
(dollars in millions)	2026	2025			2026	2025

Other (expense) income, net	$(4.4)	$3.8	$(8.2)	(216)%	$(6.7)	$10.1	$(16.8)	(166)%
Other (expense) income, net decreased by $8.2 million for the three months ended September 30, 2026 compared to the same period in 2025, primarily due to interest expense related to the Loan Agreement with Royalty Pharma executed in March 2026 and lower interest income earned on cash, cash equivalents and marketable securities, reflecting lower average cash and investment balances during 2026.
Other (expense) income, net decreased by $16.8 million for the nine months ended September 30, 2026 compared to the same period in 2025, primarily due to interest expense related to the Loan Agreement with Royalty Pharma executed in March 2026 and lower interest income earned on cash, cash equivalents and marketable securities, reflecting lower average cash and investment balances during 2026.

Income Tax

	Three Months Ended September 30,		Increase/ (Decrease)		Nine Months Ended September 30,		Increase/ (Decrease)
	2026	2025			2026	2025
(dollars in millions)

Income tax (recovery) expense	$(0.5)	$1.3	$(1.8)	(138)%	$(2.9)	$1.6	$(4.5)	(281)%
Income tax expense decreased by $1.8 million for the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily due to changes in the Company's jurisdictional mix of earnings and a reduction of the US income tax effects of foreign operations.
Income tax expense decreased by $4.5 million for the nine months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily due to the tax benefit associated with changes in undistributed earnings of foreign subsidiaries during the reporting period, a reduction of the US income tax effects of foreign operations, and changes in the Company's jurisdictional mix of earnings.
The effective tax rate differs from the U.S.statutory tax rate primarily due to the valuation allowances on the Company's deferred tax assets as it is more likely than not that some or all of the Company's deferred tax assets will not be realized.
Liquidity and Capital Resources
Sources of Liquidity
Since our IPO in 2017, we have funded our operations primarily through follow-on public offerings and private placements (including the issuance of pre-funded warrants), strategic collaboration and licensing agreements, and non-recourse financing arrangements secured by future royalty and other revenue streams. Since we closed our public equity offering in January 2022, our primary source of funding for operations has been driven by strategic collaboration and licensing agreements and non-recourse financing arrangements secured by future royalty and other revenue streams. Payments received or receivable under our collaboration and licensing agreements include upfront fees, milestone payments, royalties, profit-share arrangements, research support payments and other commercial revenue. As part of our previously announced asset and royalty aggregation strategy, we anticipate that funds used in operations will increasingly be derived from recurring royalty, profit-share and milestone revenue streams. We also continue to evaluate other sources of capital to finance our operations, including through debt financings, asset monetizations, strategic partnerships, grant funding, and public and private equity offerings.
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
Royalty Pharma Loan Arrangement
On March 2, 2026, we entered into a royalty monetization transaction with Royalty Pharma pursuant to which we received $250.0 million of non-recourse financing secured by a portion of future royalties from Ziihera payable under our collaboration agreements with Jazz and BeOne. We retain all milestone payments and 70% of royalty payments under the underlying agreements and will regain full royalty rights following repayment of the financing. The financing may be prepaid prior to maturity, subject to applicable prepayment premiums and fees, and is secured solely by certain royalty-related assets and rights and contains customary covenants and restrictions applicable to transactions of this nature. We used the proceeds to support our capital allocation strategy, including share repurchases, strategic acquisitions and general corporate purposes. Additional information regarding the arrangement is included in Note 8, Liability Related to the Sale of Future Revenue.
OMERS Financing Arrangement
On September 23, 2026, in connection with our acquisition of Theravance, we entered into a $350.0 million non-recourse financing arrangement with OMERS. The notes bear interest at 8.25% and mature in 2036. Repayment is supported by 75% of future YUPELRI profit-share cash flows, which are contractually assigned to OMERS to service the associated debt obligations. The financing may be prepaid prior to maturity, subject to applicable prepayment premiums and fees and is secured by certain YUPELRI-related assets and contains customary covenants and restrictions applicable to transactions of this nature. We used the proceeds to fund a portion of the Theravance acquisition. Additional information regarding the arrangement is included in Note 8, Liability Related to the Sale of Future Revenue.
As of September 30, 2026, we had $100.5 million of cash and cash equivalents.
Cash Flows
The following table represents a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
	(dollars in millions)
Net cash (used in) provided by:
Operating activities	$(101.7)	$(22.7)
Investing activities	(302.7)	21.3
Financing activities	463.6	0.2
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net change in cash and cash equivalents	$59.3	$(1.3)
Operating Activities
During the nine months ended September 30, 2026, cash used in operating activities was $101.7 million compared to $22.7 million of cash used in operating activities for the same period in 2025. Net cash used in operating activities in 2025 was primarily due to unfavorable movements in working capital in 2025 compared to same period in 2026.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2026 primarily related to the payment of $532.0 million in relation to our acquisition of Theravance, partially offset by net proceeds from sale of marketable securities of $229.6 million. Net cash provided by investing activities for the same period in 2025 primarily related to net proceeds from marketable securities of $22.9 million partially offset by cash outflows of $1.6 million for expenditures related to software implementation and office hardware.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2026 included net proceeds of $588.6 million from the financing arrangements with Royalty Pharma and OMERS, to finance our acquisition of Theravance, $14.3 million from stock option exercises and $0.8 million from the issuance of shares of common stock under our employee stock purchase plan. These inflows were partially offset by $140.1 million used to repurchase shares of our common stock. Net cash provided by financing activities for the same period in 2025 included net proceeds of $5.0 million from a private placement, $10.1 million from stock option exercises and $1.4 million from the issuance of shares of common stock under our employee stock purchase plan. These inflows were partially offset by $16.2 million used for the 2025 Repurchase Program.
Funding Requirements
Our revenue through September 30, 2026 has been primarily revenue from the license of our proprietary therapeutic platforms for the development of product candidates. We anticipate that at least over the short term we will not be net income positive on a regular basis as we continue our research and development of our product candidates and implement our recently announced strategy. In addition, inflationary pressure could adversely impact our financial results. Our funding requirements in the short-term and long-term will consist of the operational, capital, and manufacturing expenditures, a portion of which contain contractual or other obligations including future minimum lease payments under non-cancelable operating leases as presented in Note 11 - Leases and other commitments and contingencies as presented in Note 12 - Commitments and Contingencies to the interim condensed consolidated financial statements. Because of the inherent risks and uncertainties associated with the development of our product candidates and the successful implementation of our recently announced strategy, it is difficult to predict the amounts of capital outflows and operating expenditures associated with our current and anticipated clinical trials and preclinical studies.
Although it is difficult to predict our funding requirements, based on our current operating plan, we anticipate that our existing cash and cash equivalents, including the $250.0 million Jazz milestone payment received in October 2026, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months from the date this Quarterly Report on Form 10-Q is filed with the SEC. This assessment excludes the receipt of potential future milestone payments from strategic partners because such payments remain contingent upon future development, regulatory and/or commercial events and the timing and receipt of such payments cannot be assured, or the completion of contingent financing, acquisition or other strategic transactions. As we continue our transition toward a revenue-generating business supported by royalty, profit-share and other recurring cash flow streams, we no longer intend to focus on cash runway measures. We have based our expectations on assumptions and plans which may change and which could impact the magnitude and/or timing of operating expenses, capital expenditures and our cash flows. The successful development of our product candidates and the achievement of milestones by our strategic partners is uncertain. As a result of the foregoing, it is difficult to predict the actual funds we will require to fund our planned operations. See Part II, Item 1A, “Risk Factors – Risks Relating to Our Business,” “Risk Factors – Risks Relating to Development of our Product Candidates,” and “Risk Factors –Risks Related to Our Financial Position and Need for Additional Capital.”
Additionally, on August 1, 2024, our board of directors authorized the 2024 Repurchase Program, under which we were authorized to repurchase up to $60.0 million of our common stock. As of November 10, 2025, we completed the entire $60.0 million of the 2024 Repurchase Program. On November 16, 2025, our board of directors authorized the 2025 Repurchase Program, whereby we were authorized to repurchase up to $125.0 million of our outstanding common stock. On May 14, 2026, we terminated the 2025 Repurchase Program and our board of directors authorized the 2026 Repurchase Program providing the ability to repurchase up to $125.0 million in shares of our common stock. We repurchased 4,197,553 shares of our common stock under the 2025 Repurchase Program until its termination in 2026. As of November 6, 2026, we have repurchased 4,340,965 shares of our common stock under the 2026 Repurchase Program, and there is $9.4 million of remaining capacity under the 2026 Repurchase Program. The shares may be repurchased from time to time in open market transactions, or other means in accordance with Rule 10b5-1 of the Exchange Act and Rule 10b-18 of the Exchange Act. The timing, number of shares repurchased, and prices paid for any additional shares of the stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. The 2026 Repurchase Program may be suspended or discontinued at any time and does not obligate us to acquire any additional shares of common stock.
While our existing resources are expected to support our current operating plan, execution of our long-term strategy and future business development opportunities may require additional capital over time. Accordingly, our future funding requirements will depend on many factors, including but not limited to:
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
•our repayment obligations in connection with the our financing arrangements, including the financing arrangement with OMERS;
•our need to implement additional internal systems and infrastructure, including financial and reporting systems; and
•the economic and other terms, timing of and success of our existing strategic partnerships, and any collaboration, asset monetization, licensing, or other arrangements into which we may enter in the future, including the timing of receipt of any milestone, profit-share or royalty payments under these agreements.
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
Outstanding Share Data
Our authorized share capital consists of 1,000,000,000 shares of stock, consisting of 900,000,000 shares of common stock, par value $0.00001 per share, and 100,000,000 shares of preferred stock, par value $0.00001 per share. As of November 6, 2026, 69,030,691 shares of common stock were issued and outstanding. In addition, as of November 6, 2026, we had 4,266,195 shares of common stock issuable pursuant to 4,266,195 exercisable outstanding stock options, 4,148,398 shares of common stock issuable pursuant to 4,148,398 outstanding options that were not exercisable at that date, and 2,860,401 shares of common stock issuable upon vesting of outstanding time-based restricted stock units and performance stock units.
In connection with the Plan of Arrangement (as defined in Note 9 - Stockholders' Equity - Authorized Share Capital and Preferred Stock of our interim condensed consolidated financial statements as of and for three months ended September 30, 2026 within this Quarterly Report on Form 10-Q), we issued to Computershare Trust Company of Canada, a trust company existing under the laws of Canada (the “Share Trustee”), one share of our preferred stock, par value $0.00001 per share, which has certain variable voting rights in proportion to the number of Exchangeable Shares outstanding, enabling the Share Trustee to exercise voting rights for the benefit of the holders of Exchangeable Shares. In connection with the consummation of the Plan of Arrangement, 1,424,533 Exchangeable Shares were issued to former Zymeworks BC shareholders. We will issue shares of our common stock as consideration when a holder of Exchangeable Shares calls for Exchangeable Shares to be retracted by ExchangeCo, when ExchangeCo redeems Exchangeable Shares from the holder, or when Zymeworks CallCo ULC (“CallCo”) purchases Exchangeable Shares from the holder of Exchangeable Shares under CallCo’s overriding call rights. Unless redeemed earlier in accordance with their terms, any Exchangeable Shares that remain outstanding on the seventh anniversary of the effectiveness of our Redomicile Transactions will be redeemed on such seventh anniversary, subject to any extension approved by the directors of ExchangeCo. For additional information and the meaning of defined terms referenced in this paragraph, please see Note 9 - Stockholders' Equity - Authorized Share Capital and Preferred Stock of our interim condensed consolidated financial statements as of and for the three months ended September 30, 2026, within this Quarterly Report on Form 10-Q.
As of November 6, 2026, 952,883 Exchangeable Shares have been exchanged on a one-to-one basis for 952,883 shares of our common stock and 471,650 Exchangeable Shares are held by former Zymeworks BC shareholders and are exchangeable on a one-to-one basis, subject to adjustment, for up to 471,650 shares of our common stock.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on our evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
On September 23, 2026, we completed the acquisition of Theravance. We are currently in the process of evaluating and integrating the acquired operations, processes, and internal controls. See Note 4 of the unaudited interim condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information on this acquisition. There were no other changes in our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings.
From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2026, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
In connection with the Theravance acquisition, certain former Theravance shareholders notified Theravance of their decision to dissent from the acquisition and commenced the statutory appraisal process on October 23, 2026 in the Grand Court of the Cayman Islands pursuant to Section 238 of the Cayman Islands Companies Act. The ultimate amount payable to the dissenting shareholders remains subject to the outcome of ongoing negotiations with the parties and the statutory appraisal process.
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
•Risks related to our acquisition of Theravance.
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
•We depend on our collaborative relationships with Jazz, BeOne, Viatris and J&J to further develop and commercialize zanidatamab, YUPELRI and other product candidates, and if our relationships are not successful or are terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, YUPELRI and other product candidates, which could have a material adverse effect on our business.
•In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks.

•Our collaboration partners and those commercializing products with respect to which we have an economic interest may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as zanidatamab and YUPELRI.
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
•If zanidatamab, YUPELRI or any current or future partnered product candidate that receives regulatory approval in the future does not achieve or maintain broad market acceptance among physicians, patients, the medical community and third-party payors, revenue generated from commercialization efforts will be materially and adversely impacted.
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
•We have incurred significant losses since inception and may not achieve or sustain profitability.
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
We actively evaluate various strategic transactions, and we may acquire other businesses, products, product candidates, milestone payments, profit shares and royalty streams, programs or technologies as well as pursue strategic alliances, joint ventures, investments in complementary businesses, out-licensing and in-licensing agreements, divestitures or other transactions. As part of our royalty-driven asset aggregation strategy, we plan to look for opportunities to augment our development pipeline with external programs and product candidates, as well as other opportunistic investments that may bolster our royalty-driven cash flows. Suitable acquisition or in-licensing opportunities on acceptable prices, terms and conditions may be limited. These transactions, including our acquisition of Theravance, could be material to our financial condition and operating results and expose us to many risks, including:
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
Our business may be adversely affected if we do not successfully realize the anticipated benefits of our acquisition of Theravance.
We may not be able to achieve the full strategic and financial benefits expected to result from our acquisition of Theravance, or the benefits may be delayed or not occur at all. We may also face additional costs or liabilities post-acquisition that were not contemplated prior to completion. Our ability to realize the anticipated benefits of our acquisition depends on, among other things, how efficiently and effectively we are able to integrate Theravance's operations into ours, the successful retention and motivation of key personnel, and the successful performance of the YUPELRI, TRELEGY ELLIPTA and VIBATIV products.
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
Risks Relating to Our Partnerships
We depend on our collaborative relationships with Jazz, BeOne, J&J and Viatris to further develop and commercialize zanidatamab, YUPELRI and other product candidates, and if our relationships are not successful or are terminated, we may be delayed in or unable to effectively develop and/or commercialize zanidatamab, YUPELRI and other product candidates, which could have a material adverse effect on our business.
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
On August 25, 2026, our partner Jazz received U.S. FDA approval for two Ziihera (zanidatamab-hrii)-containing regimens for the first-line treatment of adults with unresectable locally advanced or metastatic HER2-positive GEA: Ziihera plus Tevimbra (tislelizumab-jsgr) and fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+ and IHC 2+/ISH+); and Ziihera plus fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+). In November 2024, Jazz announced the FDA granted accelerated approval for Ziihera for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC. Jazz is conducting the confirmatory trial for Ziihera related to the accelerated BTC approval. If the confirmatory trial fails to demonstrate a clinical benefit, the FDA may remove Ziihera from the market, which would negatively impact our ability to earn milestone payments and royalties from Jazz. In addition, although Jazz is developing zanidatamab for regulatory approval in additional indications, such regulatory approval may never be achieved. If additional indications are not approved, our ability to achieve additional milestone payments and royalties on sales of zanidatamab will be materially and negatively impacted. We depend on Jazz to provide certain information to us regarding the zanidatamab program, and any delay by Jazz in fulfilling its information-sharing obligations under the Amended Jazz Collaboration Agreement could impact our understanding of the status of the zanidatamab program and result in delays or inaccuracies in our disclosures. Decisions by Jazz to emphasize other drug candidates currently in its portfolio ahead of zanidatamab or to add competitive agents to its portfolio could result in a decision to terminate the Amended Jazz Collaboration Agreement, and we may be responsible for paying any remaining costs of ongoing or future clinical trials or be delayed in or unable to effectively develop and/or commercialize zanidatamab, which could have a material adverse effect on our business.
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
In January 2015, Theravance entered into a collaboration agreement with Viatris (the "Viatris Collaboration Agreement") for the development and commercialization of a nebulized formulation of Theravance's LAMA revefenacin, including YUPELRI, which agreement we acquired through our acquisition of Theravance. Under the terms of the agreement, Theravance and Viatris agreed to co-develop nebulized revefenacin, including YUPELRI, for COPD and other respiratory diseases. Viatris is the NDA holder and is responsible for manufacturing, pricing and compliance matters as well as sales and marketing in the community setting. Theravance, and now the Company, are responsible for sales and marketing in the hospital setting. In 2019, Theravance granted Viatris exclusive development and commercialization rights to nebulized revefenacin in China and adjacent territories and the Company, through its acquisition of Theravance, is eligible to receive low double-digit tiered royalties on any net sales of nebulized revefenacin. Viatris is responsible for all aspects of development and commercialization of nebulized revefenacin in China and adjacent territories. In connection with these agreements, Viatris has certain rights regarding the use of patents and technology with respect to the compounds in Theravance's legacy development programs, including development and marketing rights. In certain circumstances, they or we may terminate the partnership.

Pursuant to Theravance's July 2022 Equity Purchase and Funding Agreement with Royalty Pharma Investments 2019 ICAV, which we acquired through our acquisition of Theravance, we anticipate receiving $100 million in TRELEGY ELLIPTA milestones in Q1 2027, assuming milestone conditions are met. However, we cannot provide assurance with respect to the amount, if any, we might receive. We have no access to non-public information regarding the development progress of, or plans for TRELEGY ELLIPTA. If there are any adverse developments or perceived adverse developments with respect to TRELEGY ELLIPTA, including disappointing or lower than expected sales, we may not realize the value we currently anticipate from the TRELEGY ELLIPTA milestones, which would harm our business and may cause the price of our securities to fall.
In collaboration with Viatris, we are responsible for marketing and sales of YUPELRI in the US, which subjects us to certain risks.
Through our acquisition of Theravance, we currently maintain a sales force in the US to support our co-promotion obligations for YUPELRI under the Viatris Co-Promotion Agreement. The risks of fulfilling our US co-promotion obligations to Viatris include:
•costs and expenses associated with maintaining an independent sales and marketing organization with appropriate technical expertise and supporting infrastructure, including third-party vendor logistics and consultant support, which costs and expenses could, depending on the scope and method of the marketing effort, exceed any product revenue;
•our ability to retain effective sales and marketing personnel and medical science liaisons in the US;
•the ability of our sales and marketing personnel to obtain access to, and educate adequate numbers of prescribers about prescribing YUPELRI, in appropriate clinical situations; and
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines.

If we are not successful in maintaining a sales and marketing organization with appropriate experience, technical expertise, supporting infrastructure and the ability to obtain access to and educate adequate numbers of physicians about prescribing YUPELRI in appropriate clinical situations, we will have difficulty maintaining effective commercialization of YUPELRI in the hospital setting, which would adversely affect our business and financial results, and the condition and the price of our securities could fall.
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
The FDA has granted Fast Track designations to zanidatamab for the first-line treatment of patients with HER2-overexpressing GEA in combination with standard of care chemotherapy and for previously treated or recurrent gene-amplified BTC and to ZW191, an ADC targeting folate receptor-α (FRα), for the treatment of patients with advanced or metastatic platinum-resistant ovarian cancer. While the FDA granted approval for two Ziihera (zanidatamab-hrii)-containing regimens for the first-line treatment of adults with unresectable locally advanced or metastatic HER2-positive GEA: Ziihera plus Tevimbra (tislelizumab-jsgr) and fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+ and IHC 2+/ISH+); and Ziihera plus fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+), and accelerated approval for Ziihera for injection for intravenous use for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, these Fast Track designations do not ensure that zanidatamab or ZW191 will experience a faster development, regulatory review or approval process compared to conventional FDA procedures or that zanidatamab or ZW191 will ultimately obtain regulatory approval for additional indications. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from the zanidatamab or ZW191 clinical development program. The FDA also granted Breakthrough Therapy designation for zanidatamab for treatment of patients with previously treated HER2 gene-amplified locally advanced/unresectable or metastatic BTC and for the treatment of adults with previously treated, locally advanced, unresectable, or metastatic HER2-positive colorectal cancer. Designation as a Breakthrough Therapy is within the discretion of the FDA and the FDA may decide to rescind a Breakthrough Therapy designation if it believes that a designated product candidate no longer meets the conditions for qualification of this program. If a clinical development program is suspended, terminated, or put on clinical hold due to unexpected adverse events or other issues, including clinical supply issues, the benefits associated with the Fast Track or Breakthrough Therapy designations may not be realized by us or our strategic partners. Furthermore, Fast Track designation does not change the standards for approval, and the designation alone does not guarantee qualification for the FDA’s priority review procedures. Zanidatamab was granted Breakthrough Therapy designation from the CDE in China for treating patients with BTC who have failed prior systemic therapies. In May 2025, the NMPA in China granted conditional approval of zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC. As with designation by the FDA, the Breakthrough Therapy designation by the CDE is not a guarantee that zanidatamab will experience a faster development regulatory review or approval process or that it will ultimately receive regulatory approval for additional indications.
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
The life sciences industry is highly competitive and subject to rapid and significant technological change. Competitors in the United States and internationally include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies, universities and other research institutions. Many of these competitors have significantly greater financial, manufacturing, marketing, drug development, technical and human resources than we and potentially our strategic partners do. Large pharmaceutical companies in particular have extensive experience in clinical testing, obtaining regulatory approvals, recruiting patients and in manufacturing pharmaceutical products. These companies also have significantly greater research and marketing capabilities than we and potentially our strategic partners do and may also have products that have been approved or are in late stages of development and collaborative arrangements in our or our strategic partners’ target markets with leading companies and research institutions. Established pharmaceutical companies may also invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make the product candidates that we and our strategic partners develop obsolete. As a result of these factors, competitors may succeed in obtaining patent protection or FDA approval or discovering, developing and commercializing products in our and our strategic partners’ field before we do. Specifically, there are a large number of companies developing or marketing treatments for cancer and AIID, including many major pharmaceutical and biotechnology companies. These treatments consist both of small-molecule drug products, as well as biologics that work by using various antibody therapeutic platforms to address specific targets. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us and our strategic partners in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. The commercial opportunity for our product candidates could be reduced or eliminated if competitors develop and commercialize products that are safer, more effective, more convenient or less expensive than any products that we or our strategic partners may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly, which could result in our competitors establishing a strong market position before we or our partnered products are able to enter the market. In addition, the biopharmaceutical industry is characterized by rapid technological change. If we or our strategic partners fail to stay at the forefront of technological change, we and our strategic partners may be unable to compete effectively. Technological advances or products developed by our competitors may render our or our strategic partners’ technologies or product candidates obsolete, less competitive or not economical. We expect that current and future product candidates will compete with generic or biosimilar versions of already approved products, and even if additional product candidates achieve marketing approval, they may be challenged to achieve a price premium over competitive biosimilar products and will compete for market share with them. The Biologics Price Competition and Innovation Act of 2009, which is included in the 2010 Patient Protection and Affordable Care Act (“PPACA”), authorized the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. Under the PPACA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biologic product or “reference product.” Manufacturers may not submit an application for a biosimilar to the FDA until four years following approval of the reference product, and the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if our product candidates, if approved, are deemed to be reference products eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. Additionally, from time to time, there are proposals to repeal or modify the PPACA, including proposals that could significantly shorten the exclusivity period for biologics.
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
If zanidatamab, YUPELRI or any current or future partnered product candidate that receives regulatory approval in the future does not achieve or maintain broad market acceptance among physicians, patients, the medical community and third-party payors, revenue generated from commercialization efforts will be materially and adversely impacted.
The commercial success of zanidatamab, YUPELRI or any current or future product candidate will depend upon their acceptance among physicians, patients and the medical community. The degree of market acceptance depends on a number of factors, including:
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
If zanidatamab, YUPELRI or any current or future product candidate that is approved does not achieve or maintain an adequate level of acceptance by physicians, patients and the medical community, sales may be negatively affected and materially and adversely impact the revenues we receive whether through royalties or otherwise.
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
Any regulatory approvals that our product candidates receive may be subject to limitations on the approved indicated uses for which the product may be marketed or subject to certain conditions of approval, and may contain requirements for potentially costly post-approval trials, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the marketed product. For example, in November 2024 the FDA granted accelerated approval for Ziihera for the treatment of adults with previously treated, unresectable or metastatic HER2+ (IHC 3+) BTC, in May 2025, the NMPA in China granted conditional approval for zanidatamab for the treatment of patients with previously treated, unresectable or metastatic HER2+ BTC, and in July 2025, the European Commission granted conditional marketing authorization of Ziihera for the treatment of adults with unresectable locally advanced or metastatic HER2+ BTC. However, continued approval for these indications is contingent upon verification and description of clinical benefits in confirmatory trials. On August 25, 2026, our partner Jazz received U.S. FDA approval for two Ziihera (zanidatamab-hrii)-containing regimens for the first-line treatment of adults with unresectable locally advanced or metastatic HER2-positive GEA: Ziihera plus Tevimbra (tislelizumab-jsgr) and fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+ and IHC 2+/ISH+); and Ziihera plus fluoropyrimidine- and platinum-containing chemotherapy (HER2+ IHC 3+). For any approved product, we and our strategic partners will be subject to ongoing regulatory obligations and extensive oversight by regulatory authorities, including with respect to manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product. These requirements include submissions of safety and other post-approval information and reports, as well as continued compliance with cGMP and good clinical practice (“GCP”), for any clinical trials that we or our strategic partners conduct after approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things, restrictions on manufacturing of the product, withdrawal of the product from the market, voluntary or mandatory recalls or imposition of civil or criminal penalties. It is unclear how our industry and our clinical programs will be impacted by pending legislation and new policies and regulations implemented under the current U.S. Presidential administration and the new FDA commissioner.
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
Manufacturing difficulties and supply chain risks may delay or prevent the availability of product candidates for our and our strategic partners’ development efforts or, following receipt of marketing approval, for commercialization or reduce sales of approved products. The manufacture of biological drug products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques, process and quality controls. Manufacturers of biologic products often encounter difficulties in production and sourcing, particularly in scaling up or out, validating the production process and assuring high reliability of the manufacturing processes (including the absence of contamination), in light of variations and supply constraints of key components. These problems include logistics and shipping, difficulties with production costs and yields, quality control, including consistency, stability, purity and efficacy of the product, product testing, operator error and availability of qualified personnel, as well as compliance with applicable federal, state and non-U.S. regulations. There is a single supplier of YUPELRI Active Pharmaceutical Ingredient (“API”) , a single supplier of YUPELRI drug product and YUPELRI is warehoused in a single facility. If manufacturers are not able to satisfy demand and alternative sources are not available, YUPELRI sales may be adversely impacted and our business will be harmed. Prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we are evaluating steps to mitigate any impacts of new or increased tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term. We and our third-party manufacturers are subject to federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures relating to these laws comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury, and any related liability, resulting from medical or hazardous materials. In addition, manufacturing methods and formulation changes for product candidates advancing towards commercialization carry the risk that such product candidates may perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. While such changes are common and intended to help optimize processes and results during the development process, any of these changes could increase costs, cause delays and impact our or our strategic partners’ ability to commence product sales, affecting our product revenue or royalty and milestone revenue.
Risks Related to Our Financial Position and Need for Additional Capital
We have incurred significant losses since inception and may not achieve or sustain profitability.
We have incurred significant losses since our inception. Our net losses for the years ended December 31, 2025 and 2024 were $81.1 million and $122.7 million, respectively, while our net income for the nine months ended September 30, 2026 was $84.5 million. As of September 30, 2026, our accumulated deficit was $1,009.5 million. Our revenue is primarily derived from a combination of commercial activities, royalties, milestones, collaborations and strategic partnerships. Although we generated net income for the nine months ended September 30, 2026, we may not be consistently profitable as we continue to invest in our business, advance our product candidates and execute our strategy. In addition, inflationary pressure could adversely impact our financial results. The net losses and negative cash flows incurred as of September 30, 2026, together with the risk of future losses and negative cash flows, have had, and likely will continue to have, an adverse effect on our stockholders’ deficit and working capital. The amount of future net income or losses, as well as our ability to achieve and sustain profitability, will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue, including through the receipt of royalties from our strategic partners and the successful implementation of our recently announced strategy. Because of the numerous risks and uncertainties associated with pharmaceutical product development, commercialization activities and our asset aggregation strategy, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. Historically, we have devoted substantially all of our financial resources and efforts to developing our proprietary therapeutic platforms, identifying potential product candidates and conducting preclinical studies and clinical trials. While Zanidatamab is the only product candidate developed with our therapeutic platforms that has received regulatory approval, our revenue is also derived from commercial activities, royalties, milestone payments and strategic collaborations, including through assets acquired as part of our asset aggregation strategy, and we and our strategic partners continue to develop other product candidates. To become and remain profitable, we and our strategic partners must succeed in developing and commercializing product candidates with significant market potential, successfully commercializing approved products and continuing to execute our asset aggregation strategy. This will require us to be successful in a range of challenging activities for which we are only in the preliminary stages, including developing and acquiring product candidates, securing partnerships and either directly or through our strategic partners advancing through later stage clinical development, regulatory approval and the manufacturing, marketing and selling of those product candidates that obtain regulatory approval. We may never succeed in these activities and may never generate revenue from product sales, commercial activities, royalties, milestones or other sources at levels sufficient to achieve or sustain profitability. Even if we achieve or maintain profitability in future periods, we may not be able to sustain profitability over the long term. Our failure to become or remain profitable would depress our market value and could impair our ability to raise capital, expand our business, develop other product candidates, or continue our operations.
We may require additional funding, which may not be available to us on acceptable terms, or at all, and, if not available, may require us to delay, scale back, or cease our product development programs or operations.
We are focused on the development of our proprietary product candidates, management and expansion of our portfolio of revenue-generating assets, evaluation of strategic acquisitions and partnerships, and general discovery efforts. Developing and acquiring healthcare assets, conducting research and development activities, commercializing products and pursuing strategic transactions are capital-intensive activities. We intend to evaluate various partnering, collaboration and other strategic transactions that may enable us to raise additional funding or transfer certain costs and risks related to later-stage development and/or commercialization to our strategic partners. If we successfully enter into these types of transactions, we expect to be able to enhance our capital efficiency by deploying resources that may have otherwise been spent on later-stage clinical development across other areas of our business; however, we may not be able to identify suitable partners or enter into agreements on terms acceptable to us. Even if we are able to secure additional strategic arrangements, there can be no assurance that these arrangements will be successful, which could materially harm our business, financial conditions and results of operations. For example, we currently utilize non-recourse financing arrangements secured by future royalty and other revenue streams and may enter into additional financing arrangements in the future. Such arrangements may require the use of royalty, profit-share or other revenue streams to service indebtedness and may subject us to covenants that restrict our activities or other unfavorable terms and conditions. Our future funding requirements will depend on many factors, including:
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
While we have diversified our revenue base through royalties, profit-share arrangements, milestone payments and commercial assets, we may require additional capital to support our long-term strategy, pursue acquisitions and business development opportunities, and continue development of our product candidates. We expect to finance future cash needs primarily through a combination of public and private equity offerings, debt financings, asset monetization, strategic partnerships and grant funding.
The terms of our loan agreement and notes impose certain restrictions on our activities, and failure by us or our subsidiaries to fulfill applicable obligations under the loan agreement or notes may cause the repayment obligations to accelerate.

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
The Note Purchase Agreement with OMERS contains customary negative covenants including those restricting the Company's subsidiaries, Clover Finance Trust and Clover Finance LLC, that issued the notes (the "Note Issuers") and other note parties’ ability to, among other things, incur additional indebtedness, create liens, make dispositions, make restricted payments, enter into transactions with affiliates and make certain amendments to the Viatris Collaboration Agreement and other covered agreements, in each case subject to certain exceptions. The Note Purchase Agreement contains customary events of default with customary grace periods, as applicable, including, among other things, failure to make payments when due, breach of representations or warranties, failure to comply with covenants, occurrence of a change of control, certain bankruptcy or insolvency events, termination or rescission of the Viatris Collaboration Agreement or the Viatris Co-Promotion Agreement (subject to certain exceptions), occurrence of a material adverse effect and certain cross-defaults.

If the Issuers and other note parties are unable to comply with the covenants or other obligations under the Note Purchase Agreement, or if an event of default were to occur, the Notes and other obligations could become immediately due and payable, and the secured parties could exercise their rights and remedies against the collateral securing the Notes. The Notes are senior secured obligations of the Issuers, guaranteed by certain direct and indirect subsidiaries of Zymeworks, and are secured by a first-priority security interest in and lien on substantially all of the Note Issuers’ and Theravance Biopharma Ireland Limited's, Theravance Biopharma US, LLC's, Theravance Biopharma R&D IP, LLC's, and Theravance Biopharma Antibiotics IP, LLC's personal property assets, subject to certain customary exclusions. Accordingly, a failure to comply with the covenants or other obligations under the Note Purchase Agreement, including the occurrence of an event of default, could materially adversely affect our business, financial condition, results of operations and reputation.
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
Any of our intellectual property rights could be challenged or invalidated despite measures we take to obtain patent and other intellectual property protection with respect to our product candidates and proprietary technology. These challenges could be initiated in the courts, for example through Hatch-Waxman litigation, or administratively in various patent offices. For example, if we were to initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable or file an administrative action to invalidate our patent. In patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable non-U.S. counterpart, or made a misleading statement, during prosecution. A litigant or the USPTO itself could challenge our patents on this basis even if we believe that we have conducted our patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable. With respect to challenges to the validity of our patents, there might be invalidating prior art of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, our patent claims may be construed in a manner that would limit our ability to enforce such claims against the defendant and others. The cost of defending such a challenge, and any resulting loss of patent protection, could have a material adverse impact on one or more of our product candidates and our business. Enforcing our intellectual property rights against third parties may also cause such third parties to file other counterclaims against us, which could be costly to defend and could require us to pay substantial damages, cease the use, manufacture, or sale of certain products or enter into a license agreement and pay royalties (which may not be possible on commercially reasonable terms or at all). Any efforts to enforce our intellectual property rights are also likely to be costly and may divert the efforts of our scientific and management personnel.

Our intellectual property rights will not necessarily provide us with competitive advantages.
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:
•others may be able to make compounds that are identical or similar to our product candidates but that are not covered by the claims of the patents that we or our strategic partners own or have exclusively licensed;
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
Third parties may seek to market generic or biosimilar versions of any approved products. Alternatively, third parties may seek approval to market their own products identical or similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend or assert our patents, including by filing lawsuits alleging patent infringement through, for example, Hatch-Waxman litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid or unenforceable. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our and our strategic partners’ business objectives. After they have issued, our patents and any patents that we license may be challenged, narrowed, invalidated or circumvented. If our patents are invalidated or otherwise limited or will expire prior to the commercialization of our or our partnered product candidates, other companies may be better able to develop products that compete with ours, which could adversely affect our or our strategic partners’ competitive business position, and adversely affect our revenues. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. The following are examples of litigation and other adversarial proceedings or disputes that we could become a party to involving our patents or patents licensed to us:
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
•the USPTO may initiate an interference between patents or patent applications owned by or licensed to us and those of our competitors, requiring us or our strategic partners and/or licensors to participate in an interference proceeding to determine the priority of invention, which could jeopardize our patent rights; or
•third parties may seek approval to market generic or biosimilar versions of our future approved products prior to expiration of relevant patents owned by or licensed to us, requiring us to defend our patents, including by filing lawsuits alleging patent infringement.
These lawsuits and proceedings would be costly and could affect our results of operations and divert the attention of our managerial and scientific personnel. Adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we or our licensors can. There is a risk that a court or administrative body would decide that our patents are invalid, unenforceable or not infringed or trade secrets not misappropriated by a third party’s activities, or that the scope of certain issued claims must be further limited. An adverse outcome in a litigation or proceeding involving our own patents or trade secrets could limit our ability to assert our patents or trade secrets against these or other competitors, affect our ability to receive royalties or other licensing consideration from our licensees, and may curtail or preclude our ability to exclude third parties from making, using and selling identical, similar or competitive products. Any of these occurrences could adversely affect our competitive business position, business prospects and financial condition. We may not be able to prevent, alone or with our licensors or licensees, infringement or misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common stock. The degree of future protection for our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage. For example:
•others may be able to develop a platform that is similar to, or better than, ours in a way that is not covered by the claims of our patents;
•others may be able to make compounds that are identical or similar to our product candidates but that are not covered by the claims of our patents;
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
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering our or our partnered products or product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics and biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us or our strategic partners with sufficient rights to exclude others from commercializing products similar or identical to ours. Further, judicial decisions in the United States raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.
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
We and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties may face competition from companies seeking to market generic versions of any approved products in which we have an interest, such as YUPELRI.
Under the Drug Price Competition and Patent Term Restoration Act of 1984, a company may submit an abbreviated new drug application (“ANDA”) under section 505(j) of the Federal Food, Drug, and Cosmetic Act to market a generic version of an approved drug. Because a generic applicant does not conduct its own clinical studies, but instead relies on the FDA’s finding of safety and effectiveness for the approved drug, it is able to introduce a competing product into the market at a cost significantly below that of the original drug. Although, through our acquisition of Theravance, we hold multiple patents protecting YUPELRI with expiration dates ranging from 2028 to 2039 that are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book, generic applicants have submitted, and could potentially submit additional, “Paragraph IV certifications” to FDA stating that such patents are invalid or will not be infringed by the applicant’s product. For example, on January 10, 2023, the FDA included seven ANDAs that referred to YUPELRI inhalation solution and contained a Paragraph IV certification on its Paragraph IV Certifications List and, in May 2024, Theravance received notice from a subsequent filer that it had filed with the FDA an ANDA for a generic version of YUPELRI and included a Paragraph IV certification with respect to certain of our patents listed in FDA’s Orange Book for YUPELRI. As of March 31, 2026, Theravance had settled litigation with all of the generic applicants, and pursuant to individual agreements, Theravance granted these companies a royalty-free, non-exclusive, non-sublicensable, non-transferable license to manufacture and market their respective generic versions of YUPELRI inhalation solution in the US on or after the licensed launch date of April 23, 2039, subject to certain exceptions and other provisions customary for agreements of this type. Our collaboration partner, Viatris, is responsible for enforcing our Orange Book patents relating to YUPELRI, in consultation with us, and our views may differ from theirs with respect to process or strategy, and we have a reduced ability to control the outcome of any litigation. If any competitors successfully challenge the patents related to these products, including YUPELRI, we and/or our collaboration partners and those commercializing products with respect to which we have an economic interest or right to receive royalties would face substantial competition. If we are not able to compete effectively against such future competition, our business will not grow, our financial condition and operations will suffer, and the price of our securities could fall.
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
As of September 30, 2026, we had 279 full-time employees. As we advance our development and partnering plans and strategies in the future, we anticipate that we may need to modify our employee base. Such changes may impose significant added responsibilities on members of management, and our management may need to divert a disproportionate amount of their attention away from our day-to-day activities and devote a substantial amount of time to managing any modification of our employee base. We may not be able to effectively manage a modification of our operations, which may result in weaknesses in our infrastructure, give rise to operational errors, loss of business opportunities, loss of employees and reduced productivity amongst remaining employees. Any organizational modification could require significant capital expenditures and may divert financial resources from other projects, such as the development of existing and additional product candidates. If our management is unable to effectively manage any needed organizational modifications, our expenses may be higher than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy.
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
Our principal stockholders, being our stockholders that beneficially own 5% or more of our common stock, together with their affiliates and related persons, in aggregate, owned approximately 63.4% of our outstanding common stock as of September 30, 2026. Our directors and executive officers together with their respective affiliates owned, in the aggregate, approximately 33.5% of our outstanding common stock as of September 30, 2026. Our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the outcome of matters submitted to our stockholders for approval, including the election and removal of directors and any merger or sale of all or substantially all of our assets. In addition, our principal stockholders, if acting together (with or without our directors and executive officers), may have the ability to exert substantial influence over the management and affairs of our company. Accordingly, this concentration of ownership could harm the market price of our common stock by:
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
In November 2025, our board of directors approved the 2025 Repurchase Program, pursuant to which we are authorized to repurchase up to $125.0 million of our common stock from time to time through open market transactions, or other means in accordance with Rule 10b5-1 and Rule 10b-18 under the Exchange Act. On May 14, 2026, the Company terminated the 2025 Repurchase Program and the board of directors of the Company authorized the 2026 Repurchase Program providing the ability to repurchase up to $125.0 million in shares of the Company's common stock. We repurchased 4,197,553 shares of our common stock under the 2025 Repurchase Program until its termination in 2026. As of September 30, 2026, we have repurchased 1,971,454 shares of our common stock under our 2026 Repurchase Program. The timing, number of shares repurchased, and prices paid for any additional shares of stock repurchased under this program will depend on general business and market conditions as well as corporate and regulatory limitations, prevailing stock prices, and other considerations. Our 2025 Repurchase Program may be suspended or discontinued at any time, and does not obligate us to acquire any additional shares of common stock. Our ability to make share repurchases will depend upon market conditions, cash balances and future capital requirements, results of operations, financial condition, compliance with applicable legal requirements and other factors that we may deem relevant and which may be beyond our control. In addition, we can provide no assurance that we will repurchase stock at favorable prices. As a result, there can be no guarantee around the timing of our share repurchases. Any failure to repurchase additional shares of stock, a reduction in the frequency of repurchases, or the completion of our 2025 Repurchase Program could have a negative effect on our reputation, investor confidence in us and our stock price. The existence of our 2025 Repurchase Program could cause our stock price to be higher than it otherwise would be and could potentially reduce the market liquidity for our stock. Although our 2025 Repurchase Program is intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchase shares, and short-term stock price fluctuations could reduce the effectiveness of the program. Additionally, as part of our evolving business strategy, we intend to evaluate opportunities to return capital to our stockholders through additional potential share repurchases. However, there can be no assurance that implementation of our evolving business strategy will generate sufficient cash flows from royalties, milestones and other sources to enable such additional share repurchases and, as a result, our stockholders may not realize enhanced long-term stockholder value. Any use of our cash resources to repurchase our common stock will reduce the amount of cash we have available for investment in other parts of our business and we may not deploy our resources in a way that enhances stockholder value.
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
We repurchased 4,197,553 shares of our common stock at an average price per share of $24.36 under the 2025 Repurchase Program until its termination in 2026. As of September 30, 2026, we repurchased an aggregate of $49.4 million, consisting of 1,971,454 shares at an average price per share of $25.04 (exclusive of commission expense and estimated excise tax) under our 2026 Repurchase Program.
In the third quarter of 2026, shares of common stock purchased under the authorization consisted of the following:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under publicly announced plans or programs (in millions)(2)
July 1, 2026 - July 31, 2026	534,381	$26.16	534,381	$75.6
August 1, 2026 - August 31, 2026	—	—	—	75.6
September 1, 2026 - September 30, 2026	—	—	—	75.6
	534,381	$26.16	534,381	$75.6

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

2.1*
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
10.1
Contingent Value Rights Agreement, dated as of September 22, 2026, by and among Zymeworks Inc., Computershare and Computershare Trust Company, N.A., acting jointly with Computershare, as Rights Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2026).

10.2*
Note Purchase Agreement, dated as of September 23, 2026, by and among Clover Finance Trust, Clover Finance LLC, OCM IP Healthcare Portfolio LP, and U.S. Bank Trust Company, National Association, as Agent (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2026).

10.3*
Guaranty and Security Agreement, dated as of September 23, 2026, by and among Clover Finance Trust, Clover Finance LLC, Theravance Biopharma Ireland Limited, Theravance Biopharma US, LLC, Theravance Biopharma R&D IP, LLC, Theravance Biopharma Antibiotics IP, LLC, and U.S. Bank Trust Company, National Association, as Agent (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the SEC on September 23, 2026).

10.4*+	Equity Purchase and Funding Agreement, dated as of July 13, 2022, by and between Theravance Biopharma, Inc. and Royalty Pharma Investments 2019 ICAV.

10.5*+	Development and Commercialization Agreement by and between Theravance Biopharma R&D, Inc. and Mylan Ireland Limited, dated January 30, 2015.

10.6*+	Amendment No. 1 to the Development and Commercialization Agreement by and between Theravance Biopharma Ireland Limited and Mylan Ireland Limited, dated June 12, 2019.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 (unaudited) and December 31, 2025 (audited), (ii) Condensed Consolidated Statements of Loss and Comprehensive Loss for the three and nine month periods ended September 30, 2026 and 2025 (unaudited), (iii) Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three and nine month periods ended September 30, 2026 and 2025 (unaudited), (iv) Condensed Consolidated Statements of Cash Flows for the nine month periods ended September 30, 2026 and 2025 (unaudited) and (v) Notes to the Interim Condensed Consolidated Financial Statements (unaudited).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Certain portions of this exhibit (indicated by “[***]”) have been omitted in accordance with Item 601(b)(10) of Regulation S-K because the omitted information is not material and the Company customarily and actually treats such omitted information as private or confidential.

+	Incorporated by reference to an exhibit filed with the annual report on Form 10-K of Theravance Biopharma, Inc., filed with the SEC on March 23, 2026, file number 001-36033.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZYMEWORKS INC.

By:	/s/ Kenneth Galbraith
	Name:	Kenneth Galbraith
	Title:	Chair of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
	Date:	November 9, 2026

By:	/s/ Kristin Stafford
	Name:	Kristin Stafford
	Title:	Executive Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
	Date:	November 9, 2026